Form 10QSB
period 2001-09-30
WEBTRONICS INC
filed 2001-11-07
CIK 1142380

OMB APPROVAL
OMB Number: 3235-0416
Expires: April 30,2003
Estimated average burden hours per response: 32.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30,2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________
Commission file number ______________________________
Webtronics, Inc (Exact name of small business issuer as specified in its charter)
Florida (State or other jurisdiction of incorporation or organization) 65-1106840 (IRS Employer Identification No.)

3858 Coral Tree Circle #308 Coconut Creek FL 33073 (Address of principal executive offices)

(954) 975-9169 (Issuer's telephone number)

__________________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

WEBTRONICS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

September 30, 2001

(unaudited)

ASSETS
Current Assets
Cash	$ 2,637.40
Total Assets	$ 2,637.40

LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities	$ -0-
Stockholders Equity Common Stock, $ .0001 par value, authorized 50,000,000 shares, 1,054,500 issued and outstanding	$ 105
Additional paid in capital	$ 2,720
$ 2,825
Total Liabilities and Stockholders Equity	$ 2,825

WEBTRONICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

PERIOD JUNE 11, 2001

TO SEPTEMBER 30, 2001

(unaudited)

Operations During Period June 11, 2001 to September 30, 2001
Revenue	$ -0-
Expenses	$ 187.60
Net Income (Loss)	$ (187.60)
Net Income per weighted average shares	$ nil
Weighted average of shares	1,054,500

WEBTRONICS, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

PERIOD COMMENCING JUNE 11, 2001 TO SEPTEMBER 30, 2001

(unaudited)

	Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Development Stage Period	Total Stockholders Equity
Previous Balance June 10, 2001	1,054,500	$105	$2,720	$-0-	$2,825
Issuance of Stock	-0-	-0-	-0-	-0-	-0-
Net (loss) June 10, 2001	-0-	-0-	-0-	-0-	-0-
Balance September 30, 2001	1,054,500	$105	$2,720	$(187.60)	$2,637.40

WEBTRONIC, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

PERIOD COMMENCING JUNE 11, 2001

TO SEPTEMBET 30, 2001

(unaudited)

Operations During Period June 11, 2001 to September 30, 2001
Cash Flows from operations: Net income (loss)	$(187.60)
Common Stock issued to founder	-0-
Net cash provided for operations	-0-
Cash flows from financing activities: Issuance of common stock	-0-
Net increase (decrease) in cash	(187.60)
Cash beginning	$2,825
Cash ending	$2,637.40

SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

The Company was organized under the laws of the State of Florida on February 2, 2001.

The Company is in the development stage. The Company plans to develop a website where individuals can obtain foreclosure of real estate and related mortgage information. The Company currently has no operations.

Basis of Accounting

The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company has retained December 31 as its annual yearend.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

We anticipate that we will meet our cash requirements for the foreseeable future with current cash and through the financial support of our management, Kevin Monahan. However, during the next twelve months, we plan to satisfy our cash requirement by additional equity financing.

The company has recently launched a temporary web site (www.webtronicsonline.com) and anticipates Internet activity in the near future. Additional website construction is needed and will include but not limited to indexing with numerous search engines, addition of mortgage payment calculators, mortgage amortization calculators and other related mortgage analysis tools. Our plan to focus on developing and executing our interactive e commerce website that will offer our visitors a 24 hr access to mortgage and foreclosure information.

The company plans on contacting mortgage brokers, mortgage bankers, and other lenders to provide referrals to consumers accessing the Company website.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Kevin Monahan (Registrant)
Date ___11-07-2001_______________	/s/ Kevin Monahan___________ (Signature)
Kevin Monahan, President