Form 10QSB/A
period 2001-09-30
WEBTRONICS INC
filed 2002-03-14
CIK 1142380

OMB APPROVAL
OMB Number: 3235-0416
Expires: April 30,2003
Estimated average burden hours per response: 32.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Amendment No. 1

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

WEBTRONICS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

September 30, 2001

(unaudited)

ASSETS
Current Assets
Cash	$ 2,637.40
Total Assets	$ 2,637.40

LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities	$ -0-
Stockholders Equity Common Stock, $ .0001 par value, authorized 50,000,000 shares, 1,054,500 issued and outstanding	$ 105
Additional paid in capital	$ 2,720
Accumulated Deficit	$ (187)
Total Stockholders Equity	$ 2,637.40
Total Liabilities and Stockholders Equity	$ 2,637.40

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

The company plans on contacting mortgage brokers, mortgage bankers, and other lenders to provide referrals to consumers accessing the Companys website.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Kevin Monahan (Registrant)
Date ___3-11-2002_______________	/s/ Kevin Monahan___________ (Signature)*
Kevin Monahan, President