Form 10KSB
period 2001-12-31
WEBTRONICS INC
filed 2002-03-14
CIK 1142380

OMB APPROVAL
OMB Number: 3235-0420
Expires: April 30,2003
Estimated average burden hours per response: 294.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended ___December 31, 2001_______________________

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _____________
Commission file number ________________________________

____________________Webtronics, Inc.__________________________ (Name of small business issuer in its charter)

________Florida________________________ (State or other jurisdiction of incorporation or organization)	_______ 65-1106840______ (I.R.S. Employer Identification No.)

3858 Coral Tree Circle #308, Coconut Creek, Florida (Address of principal executive offices)	_______33073_____ (Zip Code)

Issuer's telephone number (954) 975-9169

Securities registered under Section 12(b) of the Exchange Act: NONE

Title of each class ___________________________________ ___________________________________	Name of each exchange on which registered __________________________________ _________________________________

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.0001 Par Value (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          [X]Yes       [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.

Revenues for the issuer's most recent fiscal year were $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the voting stock held by non-affiliates of the

Registrant, computed by reference to the closing price of such stock as of

December 31, 2001, was approximately $0.

The number of outstanding shares as of December 31, 2001 was 1,054,500

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Description of Business

We were incorporated in the State of Florida on February 2, 2001, for the purpose of selling foreclosure and mortgage information through the Internet

We have already proceeded with our business plan with purchasing a domain name called www.webtronicsonline.com. We have also entered in a contract with a web hosting service: of no material substance, on a month to month basis at $9.95 per month and can be cancelled at any time, to provide Webtronics, Inc. with the necessary disk space to upload an e commerce site sufficient to support our expected needs and services to provide to our customers. We are currently reviewing our options to begin the development of the actual e commerce website necessary to deliver our customers an interactive website that will enable consumers to view and purchase our services, related to the mortgage industry, quickly and efficiently. There can be no assurance that we will be able to develop operations in this area, or any other area. We have had no operations to date.

There are no assurances that we will be successful in our plan of operations or overcoming the numerous risks involved in our planned business. In addition, there are no assurances that the public will accept our on-line mortgage business. As such, should adverse conditions occur pertaining to the general business environment or our operations or financial condition we may consider any of the following corporate actions:

  Merger with another Company;
  Acquisition with another Company;
  Share Exchange with another Company;
  Sale of a majority interest of our Company;
  Entering into a new line of business; and
  Adjusting our current line of business to accommodate changing business conditions.

The discussion of our future business is management's best estimate and analysis of the potential market, opportunities and difficulties that we face. There can be no assurances that the underlying assumptions accurately reflect our opportunities and potential for success. Competitive and economic forces make forecasting of revenues and costs difficult and unpredictable.

We plan to develop an e commerce web site that provides information to visitors about different foreclosure and mortgage products. The site is planned to include a glossary of terms used in the foreclosure and mortgage process, an amortization schedule, and an estimated payment calculator. We plan to develop our site to permit website visitors to review the mortgage approval and application process as well as a current listing of available foreclosures in the Florida state area and how to purchase them. Visitors who wish to access the information will be required to pay a fee of $25.00, which allows them to use our site for one month from the subscription date. Each user will be granted a password for entry into the web site. We plan to charge this fee to the subscriber's credit or debit card. We plan to process all orders by on line credit card or cyber cash systems, but we currently have not developed any relationships or contracts to process online orders. Also, the information on our website may be available on other websites or in other informational formats and may be purchased at little or no cost.

Our site content will consist of information relating to the mortgage application process. We plan to provide information to borrowers such as advantages and disadvantages of fixed and adjustable rate loans, as well as loans with an interest rate that is fixed for a period of time and subsequently adjusts one time to a fixed rate loan. Our site will also contain information relating to selection of a mortgage broker or lender, credit establishment and credit repair. In addition, we also plan to provide interest rate information by geographic area. Moreover, a listing will be provided to the availability of foreclosures in the state of Florida and to later offer more listings in other geographical areas. We plan to offer information to customers such as the process of the state auctions and how to bid for those properties as well as how to locate foreclosures held by banks and other lending institutions. A portion of the information available on our website may be available free of charge at other locations; however, we intend to develop more expansive information than that available free of charge.

Applying for a mortgage can be a confusing, tedious and intrusive experience for homebuyers, especially first time homebuyers. We plan to demystify the mortgage loan process by providing more expansive information to familiarize the buyer with documentation requirements to determine eligibility. We plan to provide our visitors with information their lender would require for a mortgage application. This documentation may include bank statements, pay stubs, W-2 forms, tax returns, divorce decrees, property settlements, proof of self-employment, verification of all assets, and property ownership. We plan also to provide guidance to borrowers in the selection of property inspectors, property appraisers, surveyors and title insurance companies.

Locating and purchasing a foreclosure property is often difficult and secretive for those who are not savvy to the real estate business. We plan to demystify the foreclosure process by providing detailed information and step by step guidelines to familiarize the buyer with the questions and answers needed to seek out the hidden properties and purchase them. We plan to provide our visitors with documentation they can download from our site 24hrs a day, which may include state auction times and places where they take place, a property checklist, how to check for liens and back taxes booklet, and costs of repair guide. We also plan to provide guidance to borrowers in the selection of property inspectors, property appraisers, surveyors, and title insurance companies who specialize in foreclosures.

We plan to establish our market through e-mail advertising. We have not conducted any market testing to determine prospective advertisers on our website. Visitors will be able to obtain information twenty-four hours per day, seven days per week through the website. We also plan to sell advertising on our website to banks, mortgage brokers, builders, land appraisers, surveyors, inspectors, title companies and real estate brokers. We have not developed criteria for pricing of the advertising space; however, we anticipate pricing will be based upon advertisement size, web page placement, content requirements, contract duration and other factors.

We plan to classify lenders' advertisements by loan products they each offer. We anticipate that our site will allow a borrower to complete a credit application on line with our lender advertisers. Visitors will be placed into their appropriate risk category which will describe mortgage products available at varying interest rates, origination fees and discount points based upon the borrower's risk classification.

We plan to seek lender advertisers that have a variety of products including full disclosure loans that require verification of income, assets, credit, source of funds, employment and residence history, based solely on the borrower's credit history and the loan to value ratios without any further documentation. We plan to provide borrowers with information on no documentation or reduced documentation, which are typically provided to self-employed persons or borrowers with prime credit ratings who desire to maintain their privacy regarding their income. We also plan to attract advertisers who offer programs for borrowers with previous credit blemishes; sub-prime loans, in a variety of programs based upon risk based pricing.

The process of applying for a mortgage may be an invasive and foreign process. We believe we can take the mystique out of the process by familiarizing the borrower with required steps to obtain a mortgage.

We plan to develop a website, but have taken no steps towards its development. We have no operating history for investors to evaluate our business strategy. We have limited insight into trends that may emerge and affect our business. You must consider the risks and difficulties frequently encountered by development stage companies. Furthermore, we face risks due to our anticipated participation in the new and rapidly-evolving Internet market. These challenges include our:

  Need to develop, maintain, and increase awareness of our web site;
  Need to attract and retain customers;
  Dependence on web site and transaction processing performance and reliability;
  Need to compete effectively;
  Need to establish ourselves as a participant in the evolving market for mortgage information; and
  Need to establish and develop relationships with entities related to and involved in the mortgage industry in order to obtain advertising revenues for our site.

Because significant up front advertising, sales, and other expenses are required to develop our web site, we anticipate that we may incur losses until revenues are sufficient to cover our operating costs. We expect that our total website development costs will be approximately $5,000 to $6,000, based on the following estimated costs: (1) $125 for domain name registration and listing; (2) $2,500 to $3,500 for technical, presentational and other developmental costs; (3) $1,200 for annual hosting service fees; and (4) $1,000 for annual site maintenance. We will allocate advertising and promotional expenses as we develop operations and research market demand for our services. Future losses are likely before our operations will become profitable. Investors now have no basis upon which to judge our ability to develop our web site and are unable to forecast our future growth.

We have no revenues or revenue sources and yet we have significant costs. Our website has not been developed. We cannot assure that we will obtain the necessary working capital to develop our website. Further, even if our website is developed, we cannot assure that our website will receive enough Internet traffic or purchases to generate revenues or achieve profitability. We believe that we will incur net losses for at least the next two years. We intend to increase our operating expenses substantially as we:

  Develop our website;
  Initiate our marketing activities and advertising efforts;
  Provide our customers with promotional benefits;
  Increase our general and administrative functions to support our developing operations; and
  Develop enhanced technologies and features to improve our web site, once developed.

We will pay our increased operating expenses from our revenues if they are sufficient; otherwise, we plan to borrow funds from our management to pay expenses. Depending upon the extent that our development costs outpace our revenues, our losses will accumulate more rapidly. In addition, we may find that our development efforts are more expensive than we currently anticipate.

RECENT DEVELOPMENTS

On January 24, 2002, various shareholders including the Companys president have entered into a non-binding letter of intent providing for the purchase/acquisition agreement for virtually all the outstanding shares of the company. The letter of intent contemplates that the shareholders will collectively sell 99.7% of the issued and outstanding stock of the company, and at the effectiveness of the Purchase Agreement, the existing shareholders of the Company will receive a cash payment out of the proceeds of the sale. In the event of a Purchase, Kevin Monahan will retain 0.3% of the surviving company.

Consummation of the sale is subject to certain conditions, including execution of a definitive Purchase Agreement and the approval of the board of directors and shareholders of the Company and Callisto.

DISTRIBUTION

We plan to deliver our services through our website, if developed. As of the date of this prospectus, we have not entered in a contract with a web site developer, which will be necessary to execute our plan of business.

NEW PRODUCTS OR SERVICES.

We currently have no new products or services announced or planned to be announced to the public.

COMPETITIVE BUSINESS CONDITIONS

The conventional method of obtaining mortgage information for at least the past fifty years has been through mortgage brokers or lenders, commercial banks, savings and loan associations, credit unions and insurance companies. The public has been reticent to new vehicles or formats through which they would receive mortgage information. Despite the convenience of information offered over the Internet or prospectively over our website, many consumers will view conventional methods of obtaining this information more convenient and offering better customer service.

We will face intense competition in all aspects of the mortgage business. We will compete with financial intermediaries, commercial banks, savings associations, credit unions, loan brokers and insurance companies that also provide mortgage information and services to the public. These companies may offer convenience and customer service superior to our company. In addition, these companies may have better marketing and distribution channels. There can be no assurance that we will be able to compete effectively in this highly competitive industry, which could have a material impact upon market acceptance of our website and the information we wish to disseminate

SOURCES AND AVAILABILITY OF RAW MATERIALS

As of the date of this prospectus, we have no raw materials or suppliers.

CUSTOMER BASE.

As of the date of this prospectus, we have no customers. If we are able to establish a customer base in the future, we do not anticipate we will depend on one or a few major customers. There can be no assurance that this assumption is correct.

INTELLECTUAL PROPERTY

We do not have any trademarks, patents, licenses, royalty agreements, or other proprietary interest.

GOVERNMENTAL REGULATION ISSUES

We are not now affected by direct government regulation, generally and laws or regulations directly applicable to access to or commerce on the Internet. However, due to increasing usage of the Internet, a number of laws and regulations may be adopted relating to the Internet, covering user privacy, pricing, and characteristics and quality of products and services. Furthermore, the growth and development for Internet commerce may prompt more stringent consumer protection laws imposing additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for Internet services and increase the cost of doing business on the Internet. These factors may have an adverse effect on our business, results of operations and financial condition.

Moreover, the interpretation of sales tax, libel and personal privacy laws applied to Internet commerce is uncertain and unresolved. We may be required to qualify to do business as a foreign corporation in each such state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties. Any such existing or new legislation or regulation, including state sales tax, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations and financial condition.

RESEARCH AND DEVELOPMENT

To date, we have not undergone any research and development.

ENVIRONMENTAL LAW COMPLIANCE

The extent which environmental compliance may be necessary, we do not anticipate any significant compliance expense.

EMPLOYEES

We currently have one employee, Kevin Monahan, our president and sole director, who works for our corporation part-time. We have no employment contracts and our employee is not a union member or affected by labor contracts

Description of Property

We are presently using office space provided by our President, Kevin Monahan, without charge at 3858 Coral Tree Circle #308, Coconut Creek, Florida 33073. We feel that this space is adequate for our needs at this time, and we feel that we will be able to locate adequate space in the future, if needed, on commercially reasonable terms

Legal Proceedings

We are not aware of any pending or threatened legal proceedings, which involve Webtronics, Inc.

Submission of Matters to a Vote of Security Holders

None

PART II

Market for Registrants Common Equity and Related Stockholder Matters

Our common stock is currently traded on the National Association of Securities

Dealers Automated Quotation System Over the Counter Bulletin Board ("OTCBB") under the symbol WEBR. There is no active trading market for our common stock.

As a result, the liquidity of an investment in the Common Stock may be adversely affected. As of December 31, 2001, there were 1,054,500 common shares outstanding. There is no trading activity in our securities, and there can be no assurance a regular trading market for our common stock will be developed or if developed, sustained.

HOLDERS

As of December 31, 2001, there were approximately 26 holders of record of our common stock.

DIVIDENDS

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems appropriate.

Managements Discussion and Analysis or Plan Operation

We currently have no operations, revenues or customers. In the next twelve months, we plan to develop our website and form strategic alliances and relationships with key suppliers for our products and services. We will need approximately $12,000 to accomplish these goals. We plan on funding these expenses through by additional equity financing.

Over the next twelve months, we plan to develop a web site through which we will provide mortgage related information. We will require additional funds to develop our website. Although we plan to raise additional funds, we have not yet determined how we will obtain these funds. There is no assurance that we will be able to obtain financing for our business development. If adequate funds are not available to us, we believe that our business development will be adversely affected.

Until such time as we develop our website, if ever, we will not have revenues from our operations. We anticipate that if our website becomes operational, we will generate revenues from the sale of subscriptions to the website and through the sale of advertisements. There is no assurance that we will be successful in selling subscriptions or advertising for our website. We have no other sources of revenue. As such, if we are not successful in this regard, we will be unable to achieve revenues under our current business plan.

We do not anticipate significant research and development expenses over the next twelve months. We do not expect to purchase or sell any plant and significant equipment or make any significant changes in the number of employees over the next twelve months.

There are no assurances that we will be successful in our plan of operations or overcoming the numerous risks involved in our planned business. In addition, there are no assurances that the public will accept our on-line mortgage business. As such, should adverse conditions occur pertaining to the general business environment or our operations or financial condition we may consider any of the following corporate actions:

  Merger with another Company;
  Acquisition with another Company;
  Share Exchange with another Company;
  Sale of a majority interest of our Company;
  Entering into a new line of business; and
  Adjusting our current line of business to accommodate changing business conditions.

Subsequent Event

On January 24, 2002, various shareholders including the Companys president have entered into a non-binding letter of intent providing for the purchase/acquisition agreement for virtually all the outstanding shares of the company. The letter of intent contemplates that the shareholders will collectively sell 99.7% of the issued and outstanding stock of the company, and at the effectiveness of the Purchase Agreement, the existing shareholders of the Company will receive a cash payment out of the proceeds of the sale. In the event of a Purchase, Kevin Monahan will retain 0.3% of the surviving company.

Consummation of the sale is subject to certain conditions, including execution of a definitive Purchase Agreement and the approval of the board of directors and shareholders of the Company and Callisto.

Financial Statements

WEBTRONICS, INC

(A Development Stage Company)

Audited Financial Statements

February 2, 2001 (Inception) through December 31, 2001

INDEPENDENT AUDITORS REPORT

The Board of Directors

Webtronics, Inc.

We have audited the accompanying balance sheet of Webtronics, Inc. ( A Development Stage Company) as of December 31, 2001 and the related statement of operations, cash flows and changes in stockholders equity for the period commencing February 2, 2001 ( date of inception ) to December 31, 2001. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Webtronics, Inc. (A Development Stage Company ) at December 31, 2001 and the statement of operations, cash flows and changes in stockholders equity for the period commencing February 2, 2001 (Date of Inception) to December 31, 2001 in conformity with generally accepted accounting principles.

Coral Springs, Florida

March 11, 2002

/s/ Baum & Company, P.A.

WEBTRONICS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

DECEMBER 31, 2001

ASSETS
Current Assets
Cash	$ 2,385
Total Assets	$ 2,385

LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities	$ -0-
Stockholders Equity Common Stock, $ .0001 par value, authorized 50,000,000 shares, 1,054,500 issued and outstanding	$ 105
Additional paid in capital	$ 2,720
Accumulated Deficit	$ (440)
Total Stockholders Equity	$ 2,385
Total Liabilities and Stockholders Equity	$ 2,385

See accompanying notes to financial statements.

WEBTRONICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

PERIOD COMMENCING FEBRUARY 2, 2001 (DATE OF INCEPTION)

TO DECEMBER 31, 2001

Operations During Development Stage Inception February 2, 2001 to December 31, 2001
Revenue	$ -0-
Expenses	$ 440
Net Income (Loss)	$ (440)
Net Income per weighted average shares	$ nil
Weighted average of shares	1,054,500

See accompanying notes to financial statements

WEBTRONICS, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

PERIOD COMMENCING FEBRUARY 2, 2001 TO DECEMBER 31, 2001

	Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Development Stage Period	Total Stockholders Equity
Beginning Balance February 2, 2001 (Inception)	-0-	$-0-	$-0-	$-0-	$-0-
Issuance of Common Stock	1,054,500	105	2,720	-0-	2,825
Net (loss) from inception to December 31, 2001	-0-	-0-	-0-	(440)	(440)
Balance December 31, 2001	1,054,500	$105	$2,720	$-(440)	$2,825

See accompanying notes to financial statements.

WEBTRONIC, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

PERIOD COMMENCING FEBRUARY 2, 2001 (DATE OF INCEPTION)

TO DECEMBER 31, 2001

Operations During Development Stage Inception to December 31, 2001
Cash Flows from operations: Net income (loss)	$ -(440)
Common Stock issued to founder	-0-
Net cash provided for operations	(440)
Cash flows from financing activities: Issuance of common stock	2,825
Net increase (decrease) in cash	2,385
Cash beginning	-0-
Cash ending	$2,385

See accompanying notes to financial statements.

WEBTRONICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Equivalent

Cash and cash equivalents include cash and cash in banks. The Company maintains cash and cash equivalent balances at a financial institution that is insured by the federal deposit Insurance Corporations up to $100,000. At December 31, 2001, there is no concentration of credit risk from uninsured bank balances.

NOTE 2 CAPITAL TRANSACTIONS

The Company on February 12, 2001 issued to its founder 1,000,000 restricted shares of common stock at par value of $ .0001.

The Company in June 2001 issued 54,500 restricted shares of common stock for $ .05 per share. The offering was made in reliance upon exemption from registration provided by Regulation D, Rule 504 of the Securities Exchange Commission.

NOTE 3 PUBLIC REGISTRATION

The Companys SB-2 registration was accepted by the Securities and Exchange Commission on September 24, 2001. It is listed on the OTC bulletin board under the symbol WEBR. Management paid for all expenses of registering the securities.

NOTE 4 INCOME TAX

In February 1992, the Financial Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxed". Under SFAS No. 109, deferred assets and liabilities are recognized for the estimated future tax consequences between the financial statement carrying amounts of the existing assets and their respective basis.

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109 the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

The company has a net operating loss carry forward of $440 which is offset by a $440 valuation allowance due the uncertainty surrounding the ultimate realization of these assets. The loss carryforward expires in 15 years

Changes and Disagreements with Accountants and Financial Disclosure

The accounting firm of Baum and Company, CPA's, P.A. audited our financial statements. Since inception, we have had no changes in or disagreements with our accountants.

PART III

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The names and ages of our Directors and executive Officers are set forth below:

Name	Age	Position with the Company
Kevin Monahan	29	President/Secretary/Treasurer

Kevin Monahan will serve as the director until our next annual shareholder meeting to be held within six months of our fiscal year's close or until a successor is elected who accepts the position. Directors are elected for one-year terms. Mr. Monahan will dedicate nearly 70% of his time towards the business of Webtronics, Inc.

Executive Compensation

No executive compensation has been paid since our inception.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth the ownership, as of December 31, 2001, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

  Security Ownership of Certain Beneficial Owners.

Title of Class	Name and Address	No. Of Shares	Nature of Ownership	Current % Owned
Common	Kevin Monahan 3858 Coral Tree Circle #308 Coconut Creek, FL 33073	1,000,000	Direct	94.8%

  Security Ownership of Officers and Directors.

Title of Class	Name and Address	No. Of Shares	Nature of Ownership	Current % Owned
Common	Kevin Monahan 3858 Coral Tree Circle #308 Coconut Creek, FL 33073	1,000,000	Direct	94.8%

  All officers and directors as group 1,000,000 Direct 94.8%

Item 12. Certain Relationships and Related Transactions

Other than the sale of shares to our President and Director, Kevin Monahan, we have not entered into any transactions with our officers, directors, persons nominated for such positions, beneficial owners of 5% or more of our common stock, or family members of such persons. We are not a subsidiary of any other company. Our President, Kevin Monahan, was our only promoter

.

Item 13. Exhibits and Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Webtronics, Inc. (Registrant)

By: /s/ Kevin Monahan, President, CFO and sole Director (Signature and Title)*
Kevin Monahan
Date ___________March 14, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kevin Monahan, President, CFO and sole Director (Signature and Title)*
Kevin Monahan
Date _________ March 14, 2002_