Form 10QSB
period 2002-03-31
WEBTRONICS INC
filed 2002-05-14
CIK 1142380

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended March 31, 2002

___   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 33-63474

                                WEBTRONICS, INC.
                             ----------------------


                 (Name of small business issuer in its charter)

                Florida                                     65-1106840
     ------------------------------                     ------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

    Suite 620, 420 Lexington Avenue,
           New York, New York                                10170
    --------------------------------                       ---------
(Address of principal executive offices)                   (Zip Code)

                     Issuer's telephone number: 212-672-9190

       3858 Coral Tree Circle, #308, Coconut Creek, Florida 33073 (Former
       ------------------------------------------------------------------
                  name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No ____
    -----

The number of shares of stock outstanding at May 14, 2002: 1,054,500 shares of Common Stock; par value $.0001 per share.

                                WEBTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2002
                                   (UNAUDITED)


                                     ASSETS


Cash:                                                 $   337
                                                      -------
   Total Assets                                       $   337
                                                      =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:   $ - 0 -
               --------
Stockholders' Equity:

   Common stock, $.0001 par value, authorized 50,000,000
      shares, 1,054,500 issued and outstanding                105

   Additional paid in capital                               2,720
   Accumulated deficit                                     (2,488)
                                                         --------

      Total Stockholders' Equity                              337
                                                         --------

      Total Liabilities and Shareholders' Equity         $    337
                                                         =========



                 See accompanying notes to financial statements

                                WEBTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                       February 2, 2001
                                  January 1, 2002         (Inception)
                                 to March 31, 2002     to March 31, 2002
                                 -----------------     -----------------

Revenue                            $     - 0 -            $     - 0 -

Expenses                                 2,048                  2,488
                                   -----------            -----------

Net income (loss)                  $    (2,048)           $    (2,488)
                                   ===========            ===========

Net (loss) per weighted
   average of shares               $    (0.002)           $    (0.002)
                                   -----------            -----------

Weighted average of shares          1,054,5000              1,054,500
                                   -----------            -----------



                 See accompanying notes to financial statements

                                WEBTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

                                                              February 2, 2001
                                             As of              (Inception)
                                         March 31, 2002      to March 31, 2002
                                         --------------      -----------------
Cash Flows From Operations:

Net income (loss)                           $   (2,048)           $   (2,488)

Net cash provided for operations                (2,048)               (2,488)
                                            ----------            ----------

Cash Flow From Financing Activities:

Issuance of common stock                        - 0 -                  2,825
                                            ----------            ----------

Net increase (decrease) in cash                 (2,048)                  337

Cash beginning                                   2,385                 - 0 -
                                            ----------              ---------

Cash ending                                 $      337             $     337
                                            ==========             =========



                 See accompanying notes to financial statements

                                WEBTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES

      Organization and Operations

      The Company was organized under the laws of the State of Florida on February 2, 2001.

      The Company is in the development stage. The Company plans to develop a website where individuals can obtain foreclosure of real estate and related mortgage information. The Company currently has no operations.

      Basis of Accounting

      The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company has retained December 31 as its annual year-end.

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

      Cash and Equivalent

      Cash and Cash equivalents include cash and cash in banks. The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2002, there is no concentration of credit risk from uninsured bank balances.

NOTE 2 -  CAPITAL TRANSACTIONS

      The Company on February 12, 2001 issued to its founder 1,000,000 restricted shares of common stock at par value $.0001.

      The Company on June 2001 issued to its founder 54,500 restricted shares of common stock for $.05 per share. The offering was made in reliance upon exemption from registration provided by regulation D, Rule 504 of the Securities and Exchange Commission.

                                WEBTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 2 -  CAPITAL TRANSACTIONS (CONTINUED)

      On March 15, 2002, certain shareholders entered into a Stock Purchase Agreement with Callisto Pharmaceuticals, Inc. In agreement, "Callisto" purchased approximately 99.7% of its issued and outstanding stock. A Form 8-K was filed on March 19, 2002 reporting the change in control of the registrant. No change to the capital position of the Company occurred due to this transaction.

NOTE 3 -  PUBLIC REGISTRATION

      The Company SB-2 registration was accepted by the Securities and Exchange Commission on September 24, 2001. It is listed on the OTC bulletin board under the symbol WEBR. Management paid for all expenses of registering the securities.

NOTE 4 -  INCOME TAX

      In February 1992, the Financial Standards Board issued Statement of Financial Accounting Standards 109, "Accounting for Income Taxed." Under SFAS No. 109, deferred assets and liabilities are recognized for the estimated future tax consequences between the financial statement carrying amounts of the existing assets and their respective basis.

      Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109 the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

      The Company has a net operating loss carry forward of $2,825 which is offset by a $2,825 valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carryforward expires in 15 years.

                                     PART 1

ITEM 2 - Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

We anticipate that we will meet our cash requirements for the foreseeable future with current cash and through the financial support of our current shareholders. However, during the next twelve months, we plan to satisfy our cash requirement by additional equity financing.

The Company has recently launched a temporary website (www.webtronicsonline.com) and anticipates internet activity in the near future. Additional website construction is needed and will include but not limited to indexing with numerous search engines, addition of mortgage payment calculators, mortgage amortization calculators and other related mortgage analysis tools. Our plan to focus on developing and executing our interactive e commerce website that will offer our visitors a 24 hour access to mortgage and foreclosure information.

The Company plans on contacting mortgage broker, mortgage bankers, and other lenders to provide referrals to consumers accessing the Company's website.

                                     PART II

ITEM 1 - Legal Proceedings.

None.

ITEM 2 - Changes in Securities and Use of Proceeds.

None.

ITEM 3 - Defaults on Senior Securities.

None.

ITEM 4 - Submission of Matters to a Vote of Security Holders .

None.

ITEM 5 - Other Information.

      On March 15, 2002, the Company and Mr. Kevin Monahan entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Callisto Pharmaceuticals, Inc ("Callisto"). Certain other shareholders of the Company (who in the aggregate own approximately 5.2% of the issued and outstanding stock of the Company ("Other Shareholders") entered into separate agreements (the "Separate Agreements") with Callisto, pursuant to which Callisto purchased their stock of the Company. In the aggregate, Callisto purchased approximately 99.7% of the issued and outstanding Common Stock of the Company totaling 1,051,336 shares from Mr. Monahan and the Other

Shareholders, for an aggregate purchase price of $400,000. The funds used to purchase such shares came from Callisto working capital.

      The Company believes that the purchase price paid by Callisto for certain shares of the Company was an arms-length transaction between unaffiliated entities and was based on (i) the value Callisto placed on the possibility of entering into some type of business combination with a public vehicle which might allow Callisto to combine its operations with the Company's access to the public markets and (ii) if no business combination occurs, the value of being a significant shareholder of a publicly traded company.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

A)    Exhibits.

            None.

B)    Reports on Form 8-K.

      A report on Form 8-K was filed on March 19, 2002 reporting: Item 1. Change in Control of Registrant.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         WEBTRONICS, INC.

DATED:  May 14, 2002                     By: /s/ Yanina Wachtfogel
                                            -------------------------------
                                            Yanina Wachtfogel
                                            President and Director