Form 10QSB
period 2002-06-30
WEBTRONICS INC
filed 2002-08-13
CIK 1142380

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended June 30, 2002

___        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 33-63474
                                               --------

                                WEBTRONICS, INC.
                                ----------------
                 (Name of small business issuer in its charter)


                 Florida                                       65-1106840
     -----------------------------------                   ------------------
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                      Identification No.)

      Suite 620, 420 Lexington Avenue,
             New York, New York                                  10170
  --------------------------------------                       ---------
  (Address of principal executive offices)                     (Zip Code)


                     Issuer's telephone number: 212-672-9190

              ____________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                 No ____
     -------

The number of shares of stock outstanding at August 13, 2002: 1,054,500 shares of Common Stock; par value $.0001 per share.


                                WEBTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001

                                    ASSETS
                                                                         2002          2001
                                                                       -------       ---------
Current Assets:                                                                       (audited)

      Cash                                                             $   337        $ 2,385
                                                                       -------        -------

           Total Assets                                                $   337        $ 2,385
                                                                       =======        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

      Account payable                                                  $   -0-        $  -0-
                                                                       -------        -------

           Total Liabilities                                               -0-           -0-
                                                                       -------        -------

Stockholders' Equity:

      Common Stock $.0001 par value, 50,000,000 authorized;
      1,054,500 shares issued and outstanding                          $   105        $   105
      Additional paid in capital                                         2,720          2,720
      Accumulated Deficit during development stage                      (2,488)          (440)
                                                                       -------        -------
           Total Stockholders' Equity (deficiency)                         337         (2,385)
                                                                       -------        -------

      Total Liabilities and Stockholders' Equity                       $   337        $ 1,829
                                                                       =======        =======


                 See accompanying notes to financial statements


                                WEBTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                        six months ended         Feb 2,2001 (Inception)
                                                 June 30, 2002    June 30,2001     to June 30, 2002
                                                 -------------    ------------   ---------------------

Revenue                                          $      -0-        $   -0-              $    -0-

Expenses                                               2,048           -0-                  2,448
                                                 -----------       ---------            ---------

Net income (loss) before provision
  for income taxes                               $    (2048)       $   -0-              $  (2,488)

Provisions for income taxes                              -0-           -0-                   -0-
                                                 -----------       ---------            ---------

Net income (loss)                                $   (2,048)       $  -0-               $  (2,488)
                                                 ===========       =========            =========
Net (Loss) per weighted average of shares        $    (.002)       $   (0.00)           $   (.002)
                                                 ===========       =========            =========
Weighted average of shares                        1,054,500        1,054,500            1,054,500
                                                 ===========       =========            =========



                 See accompanying notes to financial statements


                                WEBTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS


                                                        three months ended        Feb 2,2001 (Inception)
                                                 June 30, 2002    June 30,2001      to June 30, 2002
                                                 -------------    ------------    ---------------------

Revenue                                          $      -0-        $   -0-              $    -0-

Expenses                                               2,048           -0-                  2,448
                                                 -----------       ---------            ---------

Net income (loss) before provision
  for income taxes                               $    (2048)       $   -0-              $  (2,488)

Provisions for income taxes                              -0-           -0-                   -0-
                                                 -----------       ---------            ---------

Net income (loss)                                $   (2,048)       $   -0-              $  (2,488)
                                                 ===========       =========            =========
Net (Loss) per weighted average of shares        $    (.002)       $   (0.00)           $   (.002)
                                                 ===========       =========            =========
Weighted average of shares                        1,054,500        1,054,500            1,054,500
                                                 ===========       =========            =========


                 See accompanying notes to financial statements


                                WEBTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                               For the          For the
                                              six months       six months      February 2, 2001
                                             ended June 30,   ended June 30,  (Inception) to June
                                                 2002             2001             30, 2002
                                             --------------   -------------   -------------------

Cash Flows from operations:
Net income (loss)                             $(2,048)          $   -0-            $(2,488)
                                              -------           -------            -------

           Net cash used for operations        (2,048)              -0-             (2,488)
                                              -------           -------            -------

Net (decrease) in cash                         (2,048)              -0-             (2,488)

Cash -- beginning                               2,385               -0-              2,825
                                               ------           -------            -------

Cash -- ending                                $   337           $   -0-            $   337
                                              =======           =======            =======



                 See accompanying notes to financial statements

                                WEBTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
                Organization and Operations

                The Company was incorporated under the laws of the State of Florida on February 2, 2001.

                The Company is in the development stage. The Company plans to develop a website where individuals can obtain foreclosure of real estate and related mortgage information. The Company currently has no operations.

                Basis of Accounting

                The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company has elected December 31 at its annual year-end.

                Interim Financial Information

                The condensed unaudited interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements and notes are presented as permitted on Form 10-SB and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulation, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2001 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respect dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

                These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

                                WEBTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                Organization Costs

                The Company has incurred various expenditures in the formation of its corporate and organizational structure. In accordance with SOP98-5 these costs will be expenses as incurred.

                Revenue Recognition

                The Company will recognize revenue upon completion of its services to be rendered or delivery of products to its customers. The Company has not generated revenues since inception

                Development Stage

                The Company is in its development stage. The Company since inception has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is $2,488.

                Net Earnings (Losses) Per Share

                The Company reports its net earnings (losses) per share in accordance with SFAS No. 128 "Earnings Per Share". Basic net earnings (losses) per share is computed by dividing net income
                (loss) available to common stockholders by the weighted averaged number of common shares outstanding.

                                WEBTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

                Diluted earnings (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of June 30, 2002, there are no outstanding stock options or stock warrants that would have affected our computation.

NOTE 2 - INCOME TAX

                In February 1992, the Financial Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred assets and liabilities are recognized for the estimated future tax consequences between the financial statement carrying amounts of the existing assets and their respective basis.

                Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

NOTE 3 - CAPITAL TRANSACTIONS

                On March 15, 2002, certain shareholders entered into a Stock Purchase Agreement with Callisto Pharmaceuticals, Inc. In agreement, "Callisto" purchased approximately 99.7% of its issued and outstanding stock. A Form 8-K was filed on March 19, 2002 reporting the change in control of the registrant. No change to the capital position of the Company occurred due to this transaction.

NOTE 4 - PUBLIC REGISTRATION

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

In order to conserve available cash, the Company has removed its temporary website. Additional website construction is needed and will include but not be limited to indexing with numerous search engines, addition of mortgage payment calculators, mortgage amortization calculators and other related mortgage analysis tools. Our plan to focus on developing and executing our interactive e commerce website that will offer our visitors a 24 hour access to mortgage and foreclosure information.

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

None.

ITEM 3 - Defaults on Senior Securities.

None.

ITEM 4 - Submission of Matters to a Vote of Security Holders .

None.

ITEM 5 - Other Information.

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

         a.  Exhibits.

                     Exhibit 99.1 Certification of President.


         b.  Reports on Form 8-K.

                     None.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  WEBTRONICS, INC.

DATED:  August 13, 2002                           By: /s/ Yanina Wachtfogel
                                                      ------------------------
                                                      Yanina Wachtfogel
                                                      President and Director