Form 10QSB
period 2002-09-30
WEBTRONICS INC
filed 2002-11-14
CIK 1142380

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended September 30, 2002

___   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 33-63474

                                WEBTRONICS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                Florida                                65-1106840
    -------------------------------                -------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

    Suite 620, 420 Lexington Avenue,
           New York, New York                            10170
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)


                   Issuer's telephone number: 212-672-9190


             ------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X        No
    -------        -----

The number of shares of stock outstanding at November 14, 2002: 1,054,500 shares of Common Stock; par value $.0001 per share.

Transitional Small Business Disclosure Format (check one)

Yes           No   X
    -------      -----

                               WEBTRONICS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS
                   SEPTEMBER 30, 2002 AND DECEMBER 31, 2001


                                     ASSETS
                                                               2002      2001
                                                             -------    -------
Current Assets:                                                        (audited)

   Cash                                                      $   295    $ 2,385
                                                             -------    -------

      Total Assets                                           $   295    $ 2,385
                                                             =======    =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Account payable                                           $   -0-    $   -0-
                                                             -------    -------

      Total Liabilities                                          -0-        -0-
                                                             -------    -------

Stockholders' Equity:

   Common Stock $.0001 par value, 50,000,000 authorized;
   1,054,500 shares issued and outstanding                   $   105    $   105
   Additional paid in capital                                  2,720      2,720
   Accumulated Deficit during development stage               (2,530)      (440)
                                                             -------    -------

      Total Stockholders' Equity (deficiency)                    295      2,385
                                                             -------    -------

      Total Liabilities and Stockholders' Equity             $   295    $ 2,385
                                                             =======    =======







                See accompanying notes to financial statements

                                WEBTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                                                   February 2, 2001
                                                      Nine months ended             (Inception) to
                                          September 30, 2002  September 30, 2001  September 30, 2002
                                          ------------------  ------------------  -------------------
Revenue                                       $       -0-        $       -0-        $       -0-

Expenses                                            2,090                188              2,530
                                              -----------        -----------        -----------

Net income (loss) before provision
for income taxes                                $   (2090)       $      (188)       $    (2,530)

Provisions for income taxes                           -0-                -0-                -0-
                                              -----------        -----------        -----------

Net income (loss)                             $    (2,090)       $      (188)       $    (2,530)
                                              ===========        ===========        ===========

Net (Loss) per weighted average of shares     $     (.002)       $     (0.00)       $     (.002)
                                              ===========        ===========        ===========
Weighted average of shares                      1,054,500          1,054,500          1,054,500
                                              ===========        ===========        ===========








                See accompanying notes to financial statements

                                WEBTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                                                       February 2, 2001
                                                         Three months ended             (Inception) to
                                              September 30, 2002  September 30, 2001  September 30, 2002
                                              ------------------  ------------------  -------------------
Revenue                                          $       -0-         $       -0-         $       -0-

Expenses                                                  42                 188               2,490
                                                 -----------         -----------         -----------

Net income (loss) before provision
for income taxes                                 $       (42)        $      (188)        $    (2,490)
                                                 -----------         -----------         -----------

Provisions for income taxes                              (42)               (188)             (2,490)
                                                 -----------         -----------         -----------

Net income (loss)                                $       (42)        $      (188)        $    (2,490)
                                                 ===========         ===========         ===========
Net (Loss) per weighted average of shares        $     (.000)        $     (0.00)        $     (.002)
                                                 ===========         ===========         ===========
Weighted average of shares                         1,054,500           1,054,500           1,054,500
                                                 ===========         ===========         ===========





                See accompanying notes to financial statements

                                WEBTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                        For the nine    For the nine  February 2, 2001
                                        months ended    months ended  (Inception) to
                                       September 30,   September 30,    September 30,
                                            2002            2001            2002
                                       -------------   -------------  ----------------

Cash Flows from operations:
Net income (loss)                         $   (90)        $  (188)        $(2,530)
                                          -------         -------         -------

      Net cash used for operations            (90)           (188)         (2,530)
                                          -------         -------         -------

 Net (decrease) in cash                       (90)           (188)         (2,530)

Cash - beginning                            2,385           2,825           2,825
                                          -------         -------         -------

Cash - ending                             $   295         $ 2,637         $   295
                                          =======         =======         =======











                See accompanying notes to financial statements

                               WEBTRONICS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2002


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

         Interim Financial Information

         The condensed unaudited interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements and notes are presented as permitted in regulation SB and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulation, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2001 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respect dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

         These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

                               WEBTRONICS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2002


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

         Revenue Recognition

         The Company will recognize revenue upon completion of its services to be rendered or delivery of products to its customers. The Company has not generated revenues since inception.

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

                               WEBTRONICS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2002


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Diluted earnings (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of September 30, 2002, there are no outstanding stock options or stock warrants that would have affected our computation.

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

NOTE 3 -    CAPITAL TRANSACTIONS

         On March 15, 2002, certain shareholders entered into a Stock Purchase Agreement with Callisto Pharmaceuticals, Inc. In such agreement, "Callisto" purchased approximately 99.7% of its issued and outstanding stock. A Form 8-K was filed on March 19, 2002 reporting the change in control of the registrant. No change to the capital position of the Company occurred due to this transaction.

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

ITEM 3 - Controls and Procedures.

Within the 90-day period prior to the filing date of this report (the "Evaluation Date"), the Company's President (who acts as the Company's principal executive officer and principal financial officer) carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the President concluded that the Company's disclosure controls and procedures are adequate and effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                   PART II

ITEM 1 - Legal Proceedings.

None.

ITEM 2 - Changes in Securities.

None.

ITEM 3 - Defaults Upon Senior Securities.

None.

ITEM 4 - Submission of Matters to a Vote of Security Holders.

None.

ITEM 5 - Other Information.

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

A)   Exhibits.

            Exhibit 99.1 Certification of President.

B)   Reports on Form 8-K.

            None.

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WEBTRONICS, INC.

DATED: November 14, 2002                 By: /s/ Yanina Wachtfogel
                                             ----------------------
                                             Yanina Wachtfogel
                                             President and Director

                                CERTIFICATIONS

      I, Yanina Wachtfogel, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Webtronics, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significant affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date November 14,  2002
     -----------------------------------------------------------------

By /s/ Yanina Wachtfogel
   -------------------------------------------------------------------
                         (Signature and Title)