Form 10KSB
period 2002-12-31
WEBTRONICS INC
filed 2003-03-31
CIK 1142380

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                   For the fiscal year ended December 31, 2002

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

              For the transition period from _________ to _________

                          Commission File No. 333-63474

                                WEBTRONICS, INC.
                 (Name of Small Business Issuer in Its Charter)

              Florida                                         65-110840
------------------------------------                   -------------------------
(State or Other Jurisdiction of                        (IRS  Employer
Incorporation or Organization)                         Identification Number)

420 Lexington Avenue, Suite 601, New York, New York             10170
---------------------------------------------------             -----
 (Address  of  Principal  Executive  Offices)                (Zip  Code)

                                 (212) 672-9190
                           (Issuer's Telephone Number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  (None)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  (None)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                               -----     -----


Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $0

The market value of the common stock held by non-affiliates cannot be estimated since there is no market for the company's shares.

There were 1,054,500 shares of common stock outstanding as of March 20, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE


None.

           Transitional Small Business Disclosure Format (check one):

Yes        No   X
    -----     -----

                                INTRODUCTORY NOTE

         This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under "Risk Factors." Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the possible acquisitions, financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND OF THE COMPANY

         We were incorporated in the State of Florida on February 2, 2001 for the purpose of selling foreclosure and mortgage information through the Internet. In an effort to develop that business, we entered into a contract with a web hosting service on a month to month basis to provide disk space for an e-commerce site. Our temporary website arrangement was suspended to preserve cash and pending the development of a plan to index with numerous search engines, select mortgage calculators and a plan of financing.

         On March 15, 2002, the Company and its principal stockholders entered into a Stock Purchase Agreements with Callisto Pharmaceuticals, Inc. ("Callisto"), pursuant to which Callisto purchased 1,051,336 of the 1,054,500 outstanding shares of our common stock for $400,000. Funds for such purchase came from Callisto's working capital.

         On March 10, 2003, we entered into a merger agreement with Callisto and Synergy Pharmaceuticals, Inc., an unaffiliated company ("Synergy") under which Callisto and Synergy agreed to merge in a stock for stock transaction and each become subsidiaries of Webtronics.

         The merger agreement contemplates that we will issue 17,318,994 shares of our common stock (after giving effect to the stock split described below) to holders of Callisto common stock and 4,395,684 shares to holders of Synergy common stock in exchange for outstanding Callisto and Synergy common stock. As a result of the merger and stock split there will be a total of approximately 23,217,578 of our shares outstanding. Closing of the merger is subject to several contingencies including obtaining shareholders' consent and the satisfactory completion of due diligence by both parties.

         The possible merger of Callisto and Synergy will result in Callisto, which is presently our parent, becoming our wholly owned subsidiary. Accordingly, most of the presently outstanding shares of our common stock would, after the effective date of the proposed merger, be treated as if they were treasury shares and no longer outstanding. The merger agreement contemplates all such shares actually being returned to our treasury and cancelled. In order to provide for a reasonable number of shares not held by affiliates following the proposed merger, we declared a 475-for-one stock split effective March 31, 2003. At the effect time of the split, there was 500,887,500 shares of our common stock outstanding, of which 499,384,600 were owned by Callisto and will be cancelled following the proposed merger and 1,502,900 is owned by others. The number of shares outstanding and the earnings per share calculations have been retroactively restated for the 475-for-one stock split.

         The merger agreement also contemplates that we will re-domesticate as a Delaware corporation following the proposed merger, leaving Florida, our historical state of incorporation, and change our name to Callisto Pharmaceuticals, Inc.

         Our offices are located at 420 Lexington Avenue, Suite 620, New York, New York 10170, which are also Callisto's offices. Our telephone number is (212) 672-9190.

         We presently do not have a corporate Internet website. Our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended, are available on the website of the Securities and Exchange Commission at www.sec.gov shortly after they are filed or furnished.

Description of the Business of Callisto and Synergy

         If the proposed merger is completed, we will pursue the historical business of Callisto and Synergy and abandon our development of our business of selling foreclosure and mortgage information through the Internet. If the proposed merger is completed, we will file a Form 8-K Report with the Securities and Exchange Commission which will contain the audited financial statements of Callisto and Synergy and certain required pro forma financial information.

         The completion of the merger is subject to the satisfaction or waiver of certain conditions, including the consent of the securities holders of Callisto and Synergy.

         If the proposed merger is not completed, we will continue the development of the mortgage and foreclosure information business described in our annual report on Form 10-KSB for the year ended December 31, 2001.

GENERAL

         Callisto is a biotechnology company that focuses on the development of innovative products for the treatment of infectious diseases and their immunological conditions. Callisto has developed a diagnostic test for Obsessive Compulsive Disorder and related neuropsychiatric disorders. Callisto is also developing a peptide (small protein) that has demonstrated the ability to bind important components of the human immune system, which is being studied for efficacy in treating toxic shock syndrome and sepsis and rheumatoid arthritis.

         Synergy is a privately held biopharmaceutical company engaged in the development of novel human therapeutics based on two technology platforms: 1) Atiprimod for treatment of multiple myeloma and autoimmune diseases ("Atiprimod"), and 2) guanylyl cyclase receptor agonists ("GCRA") for treating colon cancer, ulcerative colitis and asthma. From these two technologies, Synergy currently has one drug candidate with an active IND ("Investigational New Drug") application and an IND amendment for new therapeutic areas, with at least one IND application expected to be filed within the next year.

CALLISTO PHARMACEUTICALS, INC.

Overview

         Callisto is a biopharmaceutical company whose mission is the development of innovative products for the diagnosis and treatment of infectious diseases and their immunological complications. Product development efforts are focused on the relationship between inflammation, autoimmune diseases, neurological disorders, and infectious disease. One product candidate, based on a patented synthetic polypeptide antigen, has successfully completed preclinical testing. Callisto believes its multidisciplinary approach will lead to diagnostic and therapeutic products targeting markets with limited competition and unmet clinical needs.

Callisto claims a distinct advantage in the development of biological agents for the treatment and diagnosis of disease on the basis of its expertise in ligand-specific peptide design, analysis and synthesis (as demonstrated in the Microbiology/Immunology laboratory of Professor John B. Zabriskie, Callisto's founding scientist, at Rockefeller University). This approach to the design of biological agents is the potential source of several important classes of drugs (including proprietary vaccines), natural and recombinant antibodies, and modulators of immune function.

Product Candidates

Toxic Shock Syndrome

         In the area of infectious disease Callisto is developing a therapeutic agent for toxic shock syndrome, an often-fatal consequence of gram-positive bacterial infection. These gram-positive bacteria, species of streptococcus and staphylococcus, synthesize toxins (superantigens) that non-specifically activate the immune system. Aberrant activation of the immune system leads to overproduction of cytokines (factors that effect other cells and are synthesized by immune cells) resulting in shock, multiple organ failure and death. Using a synthetic peptide whose sequence is similar to those of various toxins of gram-positive bacteria, Callisto has developed a proprietary antibody (Anti Toxic Shock or ATS antibody) that recognizes the different toxins and neutralizes their biological effect. The ATS antibody has been shown to inhibit the synthesis of cytokines and protect animals from shock. Callisto is developing several forms of this antibody to be administered early in toxic shock cases to block the effect of bacterial toxins and prevent or mitigate the signs and symptoms of this serious disease. Callisto expects its ATS antibody to be sold principally to hospitals for use in critical care or emergency room settings.

Peptide Therapy

         There is evidence that the synthetic peptide itself protects cells from the stimulus of superantigens, so the peptide alone, or a smaller modification of it, might be a useful agent in the treatment of toxic shock. The development of ligand specific peptides represents a pathway of streamlined rational drug development and production, since commercial quantities of specifically designed peptides can be produced through established contract GMP facilities.

Systemic Inflammatory Response Syndrome (SIRS)

         Callisto is developing an immunotherapeutic product for the treatment of Systemic Inflammatory Response Syndrome (SIRS), an often-fatal condition. Most cases of SIRS are due to infection caused by either gram-negative or gram-positive bacteria. As with toxic shock, SIRS involves the over-activation of the immune system beginning with cytokine synthesis and release. In SIRS due to infectious disease, however, excess cytokine synthesis is triggered by components of the cell wall of gram-positive bacteria or the outer membrane of gram-negative bacteria. Callisto has developed an antibody that has been shown to block cytokine release triggered by both cell wall and outer membrane components, and may therefore be effective in SIRS cases caused by either gram-positive or gram-negative bacterial infections. In addition, since SIRS caused by gram-negative bacteria is often complicated and aggravated by low-grade infection with gram-positive bacteria, the use of ATS antibody is expected to be beneficial. Callisto has developed a strategy for successful clinical development of a therapeutic agent for SIRS based on testing the prophylactic and therapeutic action of the drug in homogeneous patient populations treated early in the course of the disorder.

Diagnostic Test for OCD

         Callisto's lead program is a diagnostic test for obsessive-compulsive disorder (OCD). According to the National Institute of Mental Health, OCD occurs in about one in fifty Americans, and OCD related social and economic costs exceed $8 billion annually. In the United States and western Europe, 3 million children are screened for OCD each year. There is currently no laboratory test available to diagnose OCD, and Callisto believes its diagnostic test, designed to identify a marker for the disease in affected patients, will assist psychiatrists in establishing the appropriate medical and/or psychological treatment. Callisto has identified a molecular marker, designated D8/17, consistently and selectively present on the immune cells of OCD patients. The marker can be detected with a monoclonal antibody for which Callisto holds a patent. Two independent clinical trials with more than 100 subjects, published in the American Journal of Psychiatry, confirm the validity and utility of Callisto's diagnostic marker for OCD.

Treatment for OCD

         Callisto is also conducting basic research on the molecular and immune mechanisms that cause OCD with the objective of developing specific therapeutic products for the treatment of this disorder. An observation made by Dr. Zabriskie has led to new knowledge of the pathogenesis of this disease. and will be the basis for the rational design of a drug for the treatment of this disease that affects five million people in the United States. The design and synthesis of this drug are dependent on Callisto's special expertise in protein chemistry.

Rheumatoid Arthritis

         Based on experience with an animal model of rheumatoid arthritis, Callisto is exploring several promising approaches to the development of therapies for this widespread and crippling autoimmune disease.

Research and Development

Building a Technical Platform

         Callisto is building a scientific and manufacturing platform for the discovery, development and production of unique products for the diagnosis and treatment of microbial, autoimmune and neurological diseases. The steps in the development of these products are as follows:

         o The isolation, purification, analysis and molecular characterization of microbial antigens, virulence factors, and cellular antigens responsible for human microbial diseases.

         o The design and synthesis of proprietary antigens that evoke a protective immune response to specific microbes or other agents that cause human disease.

         o The production of ligand or antigen specific peptides, polypeptides and antibody products that neutralize the infectious microbes or cell products that are the cause of disease.

         o The development and production of polyclonal human recombinant antibody products for the treatment of disease.

         o The molecular characterization of antibodies and mechanisms involved in autoimmune diseases.

         o The design, synthesis and production of peptide and antibody products for the treatment of autoimmune diseases.

         o The production of specific monoclonal antibodies that are the basis of products used in the diagnosis of disease.

Drug Development Program

         Callisto's drug development program has been designed to be cost effective and efficient. Once ligand specific peptides are designed and proprietary organisms that are the source of ScFv antibodies are developed in the laboratories of Callisto and its affiliates, Callisto intends, initially, to contract out the production of such products. Callisto believes that excess capacity for the production of recombinant human proteins exists, and that this drug development strategy will save Callisto considerable capital investment at the initial stages of product development and commercialization. A similar approach may be taken to the development of mammalian and avian polyclonal antibody products, which may be produced by strategic alliances with several companies that have considerable expertise in these areas.

         Once compounds are developed for clinical trials, Callisto intends to further streamline the development and approval of its drugs by strategies that have served other successful emerging biotechnology companies well. Thus, it will conduct clinical trials in economic settings. It will seek to prove efficacy and safety for narrow indications before expanding the use of its drugs for wide applications. It will choose to develop drugs that have potentially broad applications. Callisto will establish proof of principle through investigator INDs and will take advantage of the rapid development structure afforded by the Orphan Drug Act. Finally, it will seek early licensing of its products in an effort to provide funds for rapid development and exploitation of its opportunities.

         In the final development stage, Callisto expects to be supported by funds from new investment, licensing fees, and product revenues. It will seek to expand its manufacturing base to assure timely delivery and maintain exclusive control over developmental and manufacturing innovations in the production of its drugs.

Product Candidate Summary

         The following table lists the status of Callisto's product candidates and research and discovery programs. A more detailed description of these product candidates and research and discovery programs follows. Callisto's product candidates are subject to risks of failure inherent in the development of products based on innovative technologies.

------------------------------------------------- -------------------------------------------------- ----------------------
                                                                                                     Status of
Product Candidates                                Program/Disease                                    Development*
------------------------------------------------- -------------------------------------------------- ----------------------
Diagnostic Marker for Obsessive - Compulsive      OCD                                                Clinical
Disorder
------------------------------------------------- -------------------------------------------------- ----------------------
Superantigen Product Group                        Toxic Shock Syndrome due to                        Preclinical/
 Antitoxin Antibodies                             Staphylococcal and Streptococcal                   Clinical
 Synthetic peptide antitoxin                      toxins. Collateral therapy in the
Polypeptide antitoxin vaccine                     treatment of SIRS.
------------------------------------------------- -------------------------------------------------- ----------------------
Antibody, receptor antagonist or                  OCD                                                Basic Research
ligand specific polypeptide that
blocks action of antineuronal
auto-antibodies in OCD
------------------------------------------------- -------------------------------------------------- ----------------------
Anti-mucopeptide antibodies,                      Rheumatoid Arthritis                               Basic Research
enzymatically derived mucopeptide
fragments, and synthetic peptides
------------------------------------------------- -------------------------------------------------- ----------------------

*Research activities include initial research and development related to the specific therapeutic and its delivery. Preclinical indicates that Callisto is conducting pharmacology testing, toxicity testing, formulation process development, and/or development of the manufacturing process prior to possible submission of an IND.

Obsessive-Compulsive Disorder and Related Diseases - Description

         Obsessive-Compulsive Disorder (OCD) is a chronic and often disabling medical condition that is characterized by recurrent thoughts (obsessions) and/or repetitive rituals (compulsions) that are distressful and/or interfere with life's routine. Approximately five million people in the U.S., or one in 50 Americans, are thought to suffer from OCD. Of these five million, a majority have not been diagnosed. About 15 to 20 per cent of persons with OCD come from families in which another immediate family member has the same or similar problem. Although OCD usually begins in adolescence, it may begin in childhood. For the most part, onset is gradual, but there are cases of acute onset. The majority of individuals have a waxing and waning course, with exacerbation of symptoms that may be related to stress. About 15% show progressive deterioration in occupational and social functioning. OCD may also be associated with major depressive disorder, other anxiety disorders, (e.g. social phobia, panic disorder) and eating disorders.

         Tourette's syndrome is another neurological disorder characterized by involuntary movements and uncontrollable vocal sounds called tics. In the U.S. population, approximately 100,000 cases of Tourette's syndrome have been documented. There is a high incidence of OCD in individuals with Tourette's syndrome, with estimates ranging from 35 to 50 percent. Autism is another developmental disorder that is detected by age 3 and about 125,000 children suffer from this brain disorder in the U.S.

         The current diagnosis of these psychiatric disorders is based on family history, observation, and the response of patients to a questionnaire and the allocation of a subjective score. Positron Emission Tomography, MRI, EEG and CT have been used to confirm the diagnosis but these are expensive and seldom used. Callisto believes there is a critical need for an objective and cost effective diagnosis for OCD and related neurological disorders that is amenable to mass screening.

Callisto's Diagnostic Test for Obsessive-Compulsive Disorder

         Callisto has developed a test for the diagnosis of OCD and related neurological disorders. This immunodiagnostic test is based on a monoclonal antibody, tagged with a fluorescent dye that detects a marker called D8/17 that is present in the immune cells of children diagnosed with OCD and related disorders. Using a monoclonal antibody that detects D8/17 on cells. Callisto's investigators collaborating with the National Institutes of Health and the University of Florida undertook two open-label studies to determine if the marker D8/17 was a positive indicator of OCD. In the first study, immune cells from 85% of children who were diagnosed as having OCD or other tic disorders were positive for the D8/17 marker, while cells from normal children exhibited background fluorescence. In the second study, immune cells of all children diagnosed with OCD scored positive for the D8/17 marker. In addition, the number of immune cells bearing D8/17 or the concentration of this starker on B cells appeared to correlate with disease severity. A total of 112 children participated in these studies. Following the publication of these results, a large number of academic institutions have submitted blood samples to Rockefeller for analysis of D8/17.

         Current pharmacotherapy for the treatment of OCD and related disorders is the use of serotonin reuptake inhibitors, a major class of psychiatric drugs most commonly used in the treatment of depression. The overuse of psychiatric drugs in children is a serious public health concern, and Callisto believes that an objective and sensitive test for OCD would guide physicians in the appropriate prescription of these medications.

         A second major problem associated with these drugs is that patients have to be treated for a considerable period of time before the onset of clinical improvement. In addition, different chemical classes of inhibitors are available and when patients are unresponsive to one class, they are often treated with a different class. A diagnostic test that could predict efficacy before the onset of clinical improvement would significantly expand the market for this test. Callisto plans to submit protocols to various Institutional Review Boards for approval and to initiate these studies. These studies will ascertain whether the number of immune cells bearing D 8/17 or the concentration of this marker on these cells decreases following drug therapy thereby predicting clinical improvement.

         Callisto's current test is a cell based fluorescence assay and the blood samples are processed before the immune cells are fixed and stained with anti-D8/17 antibody. To simplify the diagnostic test Callisto is developing a second generation assay that will employ the fluorescent activated cell scanner
(FACS) technique currently used in most hospitals to detect surface antigens such as CD4+ and CD8+ lymphocytes to determine their ratios seen in HIV patients. To date 50 samples have been tested by both conventional immunofluorescence and FACS analysis. Analysis demonstrated 90%-100% correlation of the two tests and their ability to distinguish OCD patients from controls. The advantage of the FACS analysis is that it counts 10-20,000 cells very rapidly, gives an objective read-out and can be standardized in all hospitals in the world using these machines.

Streptococcal and Staphylococcal Toxic Shock Syndrome - Description

         A vast majority of gram-positive bacterial infections induced by Streptococcus pyogenes or Staphylococcus aureus have been controlled by antibiotic therapy. However, with the emergence of antibiotic resistant bacteria, the incidence of antibiotic resistant infections in the normal population is on the rise. The incidence increases with age and older people are more susceptible to developing infection. The frequency of infection is also increased in immunocompromised patients or those in surgical, transplant, trauma or burn units. Patients receiving an invasive prosthesis also appear to be at a higher risk. The most serious form of a gram-positive bacterial infection is Toxic Shock Syndrome. 20,000 cases of TSS are reported annually in the US. Fever, hypotension, rash, and multiple organ failure characterize this disease. Mortality is high, estimated at 30-50%. Therapy is supportive and consists of the use of antibiotics, fluid replacement, pressors (drugs to increase blood pressure), and intravenous immunoglobulin.

         Toxin molecules (exotoxins and enterotoxins) synthesized by Streptococci or Staphylococci are responsible for TSS. These toxins (known as superantigens) non-specifically activate the cells of the immune system and induce the synthesis of inflammatory cytokines (signaling proteins synthesized by immune cells) such as TNFa, IL-1 and IL-6- TNFa appears to be the first cytokine synthesized, and in turn it induces the synthesis of IL-I and IL-6. Aberrant induction of cytokine release is followed by an overwhelming inflammatory response leading to shock, multiple organ failure and, frequently, death.

         Using a synthetic peptide whose sequence is similar to various toxins of gram-positive bacteria, Callisto has developed a proprietary antibody (ATS antibody) that recognizes the different toxins and neutralizes their biological effect. The ATS antibody has been shown to inhibit the synthesis of cytokines and protect animals from shock.

Antipeptide Treatment of Streptococcal and Staphylococcal Toxic Shock Syndrome

         Callisto, through its collaboration with Rockefeller, has identified a peptide sequence that is common to various toxins of Streptococcus pyogenes and Staphylococcus aureus. An antibody directed against this peptide (antipeptide antibody) recognizes the entire family of Streptococcal and Staphylococcal toxins. Non-specific activation of immune cells induced by the various toxins and the synthesis of TNFa is blocked when these cells are exposed to the antipeptide antibody. In animal studies this antibody protects rabbits from the lethal effects of a number of different toxins. In animal studies in a clinical setting, the antipeptide antibodies would be administered early in toxic shock cases to block the deleterious effects of these toxins. Callisto expects its ATS antibody to be sold principally to hospitals for use in critical care or emergency room settings.

Systemic Inflammatory Response Syndrome

The Systemic Inflammatory Response Syndrome may be characterized as a series of systemic biological responses to infection or other severe systemic challenges. Its early diagnosis is based on the presence of two of the following signs: body temperature greater than 38(degree)C or lower than 36(degree)C; heart rate greater than 90 beats per minute; tachypnea (rapid breathing) and an abnormal white cell count. A positive blood culture for bacteria may or may not be demonstrated. When organ dysfunction is observed, SIRS has progressed to severe sepsis. When the clinical disease has progressed to severe sepsis with multiple organ failure, the outcome is often fatal. Approximately 400,000 to 500,000 cases of SIRS are reported annually and the mortality rate is high, estimated at 15-20% (40-60% in severe cases). Therapies for the treatment of SIRS are supportive and with the exception of steroids, do not address the disease process. Current therapy involves the use of high doses of antibiotics, aggressive fluid replacement, pressor agents and steroids.

         The principal inducer of SIRS is lipid A, the glycolipid that is present in lipopolysaccharide(LPS), a component of the outer membrane of gram-negative bacteria. LPS induces the synthesis of a variety of cytokines including TNFa, IL-1 and IL-6. TNFa appears to be the first cytokine induced followed by IL-1 and IL-6. Many experimental therapies (anti-LPS, IL-1 receptor antagonists, TNFa receptor and anti-TNFa) have been developed for the treatment of SIRS. Many of these agents have failed in clinical trials. These therapies were considered rational and novel at the time of their development. Some of the therapies were designed to neutralize the biological effects of cytokines (TNFa, IL-1). It is thought that failure was due to administration of the drugs too late in the progress of the disease. Others cite the lack of homogeneity in the patient groups studied. Nevertheless, examples can be cited in which agents targeting endotoxin or TNFa were quite effective when utilized for prophylaxis or employed early in the SIRS response in homogeneous clinical groups.

         Recent information on SIRS suggests that these patients often have low-grade fever and concomitant infection with gram-positive bacteria. Studies conducted at Rockefeller and other institutions indicate that the toxicity associated with LPS is significantly enhanced (greater than 1,000 fold) by the toxins synthesized by gram-positive bacteria. The failure of anti-LPS may have been due to the inability of anti-LPS to neutralize the effects of the toxins synthesized by gram-positive bacteria.

         Having evaluated the large amount of data collected following these failed clinical trials and potential reasons for their failure. Callisto's approach to the clinical management of SIRS is conservative. The potential products target the toxic bacterial components or products (the root cause of the disease) rather than the downstream events resulting from the interaction of the inducers with the immune system. Since the timing of pharmacological intervention is critical- therapy will be initiated when SIRS is suspected. The effects of Callisto's drugs will first be studied in homogeneous groups of patients with well-defined diseases among whom a fatal outcome in the absence of SIRS would not be anticipated. Two different clinical approaches have been designed by Callisto to treat SIRS.

Antipeptide Antibody treatment of SIRS

         In the first approach, patients with SIRS are targeted to receive the antipeptide antibody that is being developed for the treatment of SIRS. As stated earlier, recent animal studies conducted at Rockefeller and other institutions indicate that the toxicity of LPS is greatly enhanced when non-toxic amounts of staphylococcal enterotoxins are injected. Blocking the effects of enterotoxin by the antipeptide antibody markedly reduces the toxicity associated with LPS. Evidence supporting this approach has been derived in animal models of SIRS. In these studies, the antipeptide antibody protected rabbits from lethal SIRS when they were treated with a combination of LPS and enterotoxin. TNFa synthesis was significantly curtailed. Treatment with the antipeptide antibody will be initiated early in the disease process.

         Treatment with the peptide itself has also proved effective in animal models of septic shock. The 12 amino acid peptide is able to inhibit lethality in a mouse model of septic shock. The peptide can be administered up to 2 hours after the second hit in a two hit model of septic shock. Treatment with the peptide itself could prove to be useful even after the patient enters the hospital.

Invasive Fasciitis caused by Group A Beta-hemolytic Streptococci

         Group A beta-hemolytic streptococcus (GABS) may be the agent of a rapidly spreading infection known as invasive fasciitis. The condition is resistant to treatment and has a death rate of 20-50%. In severe cases the progression of the disease may be too rapid to be stopped with antibiotics and aggressive surgical debridement is required. Therapy usually includes Clindamycin, which has several favorable actions. It kills bacteria, suppresses toxin synthesis, facilitates phagocytosis and suppresses synthesis of penicillin-binding proteins. Finally, it inhibits LPS-induced TNFa, production by monoocytes. Such infections are accompanied by toxic shock syndrome, which is expected to respond to Callisto's ATS antibody. Experimental evidence by C. D. Ashbaugh et al. suggests that the rapidly invasive fasciitis is expected to respond more favorably to treatment with an antibody against GABS carbohydrate antigen.

The Challenge and Opportunity of Autoimmune Disease

         Autoimmune diseases, which affect eight to ten million Americans, are chronic, debilitating, and in some cases life-threatening conditions in which the immune system, designed to protect a human or animal from foreign pathogens, infectious organisms, and malignant tumors, turns upon its host and attacks and destroys tissues and organs. These diseases tend to be chronic, age-related and more common in females.

         Autoimmune disease is a term referring to a spectrum of diseases sharing a common characteristic, i.e. abnormal alteration of the production, selection and function of immunocompetent cells, so that these cells or their humoral products attack and destroy the normal cells and tissues of the body. Autoimmune diseases are systemic diseases, but are divided into distinct diseases or disease syndromes as a result of restriction of the autoantibody response and preferential attack or destruction of cell components, tissue types and organs. Thus, in rheumatoid arthritis, connective tissue of the joints is most affected while systemic lupus erythematosis, a systemic disease, refers to a skin lesion, first presenting on the face.
Susceptibility to the changes that occur in these cells appears to be genetically determined. However, abnormalities in the normal process of somatic mutation that characterizes the immune response are usually involved and an external antigenic stimulus often appears to be an initiating event. Abnormalities in the function of T-cells to induce NK cells to suppress forbidden clones that attack normal tissues may occur. Acute and chronic damage occurs to tissues as a direct result of attack by antibodies and T-lymphocytes. Finally, immune complexes evoke a destructive inflammatory response mediated by complement.

         Therapy of these diseases has been based on a variety of strategies, and has become more focused and rational as knowledge of the detailed pathogenesis of these conditions has increased. Thus, attention has shifted from symptomatic therapy and surgical repair, to interest in broad-spectrum anti-inflammatory and immunosuppressive agents and finally to anti-cytokine and immunomodulatory interventions based on detailed knowledge of the cellular and molecular events involved in the induction of autoimmunity.

Rheumatoid Arthritis

         Rheumatoid arthritis (RA) is an often painful condition of the joints which affects approximately one per cent of adults in the United States and worldwide. This prevalence appears even higher in certain populations and women have a 2 to 3 fold higher risk of being affected. The causes of this syndrome are multifactorial and, in many cases, unexplainable. Although often exacerbated by bacterial infections in affected joints, these infections will also directly cause RA. With the specific objective of developing immunomodulatory and anti-cytokine drugs for rheumatoid arthritis, Callisto intends to employ its expertise in peptide and antibody design in an experimental model of the disease in rats. This model is already established in the laboratory at Rockefeller University which will allow a number of approaches to the treatment of experimental autoimmune arthritis, which may lead to the discovery of several effective therapeutic agents for the human disease.

         o The induction of resistance to arthritis in rats by a mucopeptide-polysaccharide complex by injection of enzyme digested complex. The identification of peptide mimitopes of the mucopeptide fragments which elicit a protective antibody response. Testing the ability of such a product to prevent or mitigate the progress or development of rheumatoid arthritis in animals and humans.

         o The development of hr Sc Fv or hr Fab antibodies against the cytokine TNFa.

         o The development of an orally ingested antigen that induces antigen-specific systemic hyporesponsiveness.

         o The design and trial of soluble MHII:autoantigenic peptide complexes to be employed to inhibit the recall antigen proliferative response of T clones or draining lymph node cells in RA.

         o The development of anti-idiotypic antibodies blocking RF(rheumatoid factor).

         o The development of ligand-specific peptide agents that block the autoimmune antibodies in RA without binding MHC antigens.

         o The development of peptide drugs that bind Fc receptors and impede the formation of immune complexes by rheumatoid factor.

         o Suppression of T cell dependent, antibody mediated autoimmune responses to target proteins, for example Fc, by administration of high doses of specific peptides. Suppression of the T cell proliferative response to the dominant peptides of such proteins.

SYNERGY PHARMACEUTICALS, INC.

Overview

         Synergy is a privately held biopharmaceutical company engaged in the development of novel human therapeutics based on two technology platforms: 1) Atiprimod for treatment of multiple myeloma and autoimmune diseases ("Atiprimod"), and 2) guanylyl cyclase receptor agonists ("GCRA") for treating colon cancer, ulcerative colitis and asthma. From these two technologies, Synergy currently has one drug candidate with an active IND application and an IND amendment for new therapeutic areas, with at least one IND application expected to be filed within the next year. Notably, Synergy's technologies and patent estate relating to iminosugars will not be part of the Merger, as these have been transferred to Unither Pharmaceuticals Inc., a Delaware corporation ("UP") a wholly-owned subsidiary of United Therapeutics Corporation, a Delaware corporation ("United Therapeutics").

Atiprimod to Treat Multiple Myeloma

         On August 28, 2002, Synergy entered into a License Agreement with AnorMed, Inc., a Canadian corporation to license Atiprimod (SKF 106615). Atiprimod is one of a class of compounds known as azaspiranes and was originally developed as a potential treatment for rheumatoid arthritis. The development of this drug originated with a partnership between AnorMed and SmithKline Beecham that led to the successful filing of an IND and completion of two Phase I clinical trials. Atiprimod was originally developed as a treatment for rheumatoid arthritis based on encouraging data from a number of animal models of arthritis and autoimmune indications. The drug successfully completed both single and multiple dose Phase I clinical trials in patients with rheumatoid arthritis. Both trials evaluated the safety and pharmacokinetics of Atiprimod and showed that the drug is well tolerated. In addition, the drug was also found to be well tolerated in a 6-month daily-dose extension study performed with a number of patients from the first two studies.

Mechanism of Action

         Atiprimod is a macrophage-targeting agent, which affects three areas of immune response: lysosomal processing, T-cell proliferation and inflammatory mediators. Atiprimod modifies lysosomal pH, thus decreasing auto-antigen presentation, but does not lead to a generalized immunosuppressive state. Moreover, although T-cell proliferation is reduced in Atiprimod-treated animals, it is not completely suppressed. Notably, Atiprimod has been shown to potently inhibit the production of the pro-inflammatory mediators IL-6 and TNF. In addition, in co-cultures of plasma cells and bone marrow stem cells, the drug has been shown to have a profound effect on VEGF, a well-known anti-angiogenesis growth factor.

Preclinical Studies

         Atiprimod's specific lowering effect on the level of key growth factors known to play an important role in the pathogenesis of multiple myeloma (MM) is the basis for its potential use as a drug to treat this disease. Atiprimod has been demonstrated using in vitro models of MM autocrine and paracrine growth to inhibit proliferation of a number of human multiple myeloma cell lines with an IC50 in the range of 500 - 1500 nM concentrations. Characterization of the mechanism of Atiprimod's antiproliferative activity in a series of experiments showed that the drug works by inducing apoptosis (programmed cell death) in myleoma cells. In a second series of experiments performed with Atiprimod on co-cultures composed of multiple myeloma cells plus bone marrow stromal cells (used to simulate the human disease), the drug was found to have a profound effect on secretion of the angiogenic growth factor VEGF, displaying an IC50 of 100 nM. A separate set of experiments also suggest an additional explanation for the disease modifying activity of Atiprimod originally observed in arthritic-rat (AA rat) animal studies, and provide a further rationale for the application of this drug to treat multiple myeloma. Using a bone resorption assay to measure the effect of drug on osteoclast-mediated bone resorption, Atiprimod demonstrated a profound effect on osteoclast function. Atiprimod showed complete inhibition of bone resorption at 500 nM, displaying an IC50 of 200 nM for this effect. The drug appears to be selectively toxic for activated osteoclasts, displaying a negligible effect on bone marrow stromal cells. Because osteoclasts play an important positive role in normal bone metabolism, in addition to their deleterious effects in non-regulated pathological conditions such as osteoporosis and a number of other bone diseases, Atiprimod was evaluated to see whether it adversely affects normal osteoclast function. In a separate series of experiments, Atiprimod at doses causing 80% or more inhibition of paw inflammation in the AA rat (20 mg/kg) produced no significant effect on growth of long bones. In contrast, the immunosuppressive drugs cyclosporin A and rapamycin demonstrated significant effects on long bone growth and decreased trabecular area with a concomitant increase in trabecular separation. The study showed that Atiprimod causes no significant skeletal changes in the growing rat, whereas cyclosporin A and rapamycin induce significant changes to the skeleton. These findings have important implications to the treatment of MM and other bone resorption disorders. Atiprimod has also recently been demonstrated to show anti-cancer activity in the low micromolar range in human colorectal cancer cell lines and a number of human tumor cell lines. The drug was found to induce apoptosis and display anti-angiogenic activity. Additional anticancer uses for Atiprimod are presently being evaluated preclinically.

Summary of Biological Studies

         The results from these in vitro experiments and from earlier studies on Atiprimod's immunomodulatory and anti-osteoclastic activity taken together form the basis for evaluating Atiprimod in multiple myeloma and bone destruction due to cancer. Comparison of the various effects elicited by Atiprimod with those associated with disease activity and disease stage of multiple myeloma indicate that this drug has a unique therapeutic potential as a treatment for this disease, as it simultaneously lowers serum IL-6 and VEGF, the two growth factors generally recognized to play the major role in the pathophysiology of multiple myeloma, in addition to lowering TNFa , sIL-2r and IL-1 levels, three other growth factors associated with the disease. An additional characteristic of Atiprimod that argues strongly for its potential role in treating multiple myeloma is the effect it has on inhibiting activated-osteoclast driven bone resorption, a key debilitating factor associated with the pathology of multiple myeloma, and which is generally recognized to accelerate disease progression. This last characteristic may be important to its potential use in treating other osteolytic bone diseases such as metastatic breast and prostrate cancer.

Clinical Studies

         Atiprimod successfully completed single and multiple dose Phase I clinical trials in patients with rheumatoid arthritis (RA). In the initial Phase I study, 28 patients were given single escalating doses of drug (0.002 - 1.0 mgkg), with a 4-month follow-up. Atiprimod was well tolerated, displaying no clinically relevant changes in any laboratory parameters. In particular, liver function tests remained in the normal range. The second Phase I study involved a 28-day multiple-dose-rising study in 35 RA patients. The study evaluated effect of food on bioavailability, as well as the safety and pharmocokinetics of repeat dosing. Dosages included 0.1, 1.0, 5.0, and 10 mg/day plus a 14-day cohort at 30 mg/day, with 4-month follow-up. All doses were well tolerated and clinical tests were unremarkable. Individuals from the 2 Phase I safety studies were also involved in a long-term, open-label extension trial utilizing 5-mg daily doses of drug. Forty-three patients entered the study and remained on drug as long as 12 months. Clinical laboratory results for all patients were unremarkable; in particular liver enzyme levels remained with the normal range in all patients throughout the study period. Significantly, reductions in tender and swollen joint counts were noted in a number of subjects during the course of the dosing period. A Phase II multiple-center trial plan to further evaluate Atiprimod in RA patients was accepted by the United States Food and Drug Administration (the "FDA"). The trial was never implemented.

Manufacturing

         A practical, efficient and cost effective synthesis for producing Atiprimod on a large-scale basis has been developed. In the process, a new dimaleate salt form with superior physical properties (e.g. non-hygroscopic, improved crystallinity and higher stability) has been developed. Capsule and table formulations of Atiprimod are feasible.

Intellectual Property

         Atiprimod and its analogs have extensive worldwide patents and patent filings for multiple myeloma, osteolytic bone diseases, autoimmune and inflammatory diseases. Recent filings have also broadened Atiprimod's coverage to include use against a variety of cancers. Notably, a composition-of-matter patent on the dimaleate salt form of Atiprimod allows patent coverage to 2016.

Atiprimod Competitive Advantages

         o  Novel mechanism for a lethal cancer - multiple myeloma

         o  Competed Phase I safety trials successfully

         o IND for multiple myeloma can be submitted in 2-3 months (resubmission of Glaxo-SmithKline IND)

         o Run two simultaneous clinical trials in same patient-multiple myeloma/bone resorption

         o  GMP process and scale-up completed by Glaxo SmithKline

         o  7.5 kilos of GMP material available

         o Strong National Cancer Institute in-vitro data for solid tumors - new patent protection for many major markets

         o  Orally bioavailable small molecule with excellent patent protection

Development Strategy

         Synergy intends to amend the SmithKline IND for the new indications of multiple myeloma and bone resorption and submit the application by July 2003. Synergy has recruited the world's leader in multiple myeloma, Dr. Ken Anderson, of the Dana Farber Cancer Institute to design and carry out the clinical development of this drug for multiple myeloma. Synergy has also recruited Dr. Moshe Talpaz of the MD Anderson Cancer Center in Houston, Texas, a world renowned clinical oncologist, to also be involved in the clinical development of Atiprimod.

         The primary indication of this Atiprimod trial with focus on multiple myeloma but will also look at bone resorption, a critical life threatening associated problem in those patients. Synergy has preclinical data showing a potent ability to suppress bone resorption. If successful, this indication would have broad applicability to metastatic breast and prostate cancer along with primary bone cancers all of which constitute a very large market opportunity.

         Over 7 kilos of GMP drug substance is available from SmithKline and Synergy believes supply will be sufficient for development into Phase III. Synergy has also tested Atiprimod in the National Cancer Institute cancer screen and found the drug to be highly active in most solid tumors. Synergy will complete mouse model studies in breast, colon, lung and prostate solid tumors. Successful completion of those models would provide an additional therapeutic indication which would require only a small amendment to the existing IND to begin further clinical trials of Atiprimod. New patents have been filed for this new Synergy discovery. With extended human experience Synergy intends to revisit the autoimmune therapeutic area by completing preclinical models for Crohn's disease and ulcerative colitis.

Guanylyl Cyclase Receptor Agonist Technology

         Synergy's guanylyl cyclase receptor agonist (GCRA) program is focused on a field of pharmacology with profound implications for future treatment of colon cancer, cancers, and for the treatment of inflammation including Crohn's disease, ulcerative colitis, and general organ inflammation, such as asthma The basic focus of this work is the control of cyclic GMP (cGMP), an important second messenger involved in regulation of a variety of physiological dictions in the body. Recent advances in our understanding of cellular signaling pathways have elucidated the central role of cGMP, an intracellular signaling molecule involved in key cellular functions that are tied to inflammation, anti-tumorigenic responses and/or cellular death (apoptosis). Synthesis of cGMP in cells of the gastrointestinal tract and other specific organs of the body is promoted through the action of a guanylyl cyclase receptor (GC-C) activated by binding of the agonist uroguanylin, a hormone discovered in the early 1990's. Uroguanylin is produced and secreted by specialized cells in the human gastrointestinal tract and binds to GC-C receptors of the intestine and colon where it activates synthesis of cGMP, leading to apoptosis, an important event in the turnover of cells lining the GI tract mucosa. Disruption and/or irregularities in the turnover of cells, as is the case with individuals displaying reduced levels of endogenous uroguanylin, can lead to precancerous polyps, colon cancer and inflammatory bowel diseases. Production of uroguanylin is dramatically suppressed in colon cancer patients, and there is increasing evidence that the deficiency of uroguanylin is one of the major reasons for development of polyps and colon cancer. Since the discovery of guanylin peptides (agonists of cGMP production) a decade ago, this area of research has grown considerably as demonstrated by the large number of publications in this new field. The discovery that uroguanylin is dramatically reduced in gastrointestinal polyps and colon cancer and that the deficiency of this hormone peptide is linked to the onset of colon carcinogenesis is the basis for the development of GCRA peptides as drugs to treat colon cancer.

         Synergy has established a major program to develop agonists as drugs that enhance cGMP production for treatment of this cancer condition. In addition, GCRA compounds are being developed by Synergy to treat other cancers, gastrointestinal inflammation and asthma and other general organ inflammation. Synergy expects the guanylate cyclase-signaling pathway to eventually reach similar standing to that of the cAMP/adenylasc cyclase system in terms of regulation of a wide range of important cellular functions in the body.

Synergy GCRA Program Superior to Uroguanylin

         Synergy decided at the beginning of this program that to have an acceptable drug candidate it needed to identify a clinical candidate that had characteristics superior to that of uroguanylin that would enable drug development. Uroguanylin suffers from several problems noticeably inter-conversion to biologically inactive conformers, low activity at physiologic pH and major purification problems associated with the 2 sulfide bridge folded final products. Synergy believes it has successfully overcome all of these problems.

Competitive Advantages

         o Synergy's GCRA peptide is the only potential drug to up-regulate cGMP within cells.

         o Synergy's GCRA peptide is the only drug that concurrently down-regulates production of leukotrienes, prostaglandins and activation of NFCIB, mediators of inflammation and carcinogenesis.

         o cGMP is the primary early stage mediator of the anti-inflammatory cascade with broad anti-inflammatory capability, as opposed to other strategies that focus on a single mechanism (e.g. Cox-2 inhibitors, 5-lipoxygenase inhibitors, NSAIDs).

         o Synergy's GCRA drug will act therapeutically against certain disease indications that aspirin and Cox-2 inhibitors will not be effective against (e.g. asthma, colon cancer).

         o cGMP has been shown to be the key regulator between proliferation and apoptosis in the GI tract where disregulation leads to polyps, colon cancer and GI inflammation (e.g.colon cancer, colitis).

         o Synergy's GCRA drug is not orally absorbed and thus will not display toxicity normally seen with other chemotherapeutic agents.

         o Synergy's GCRA drug is a highly unique small peptide with profound temperature, pH and protease stability (e.g. resistant to gastric and intestinal juices from human).

         o Unique compact 3D structure of the GCRA peptide affords this drug characteristics like that of other small molecule drugs.

Intellectual Property Rights

         Synergy has developed what it believes will be the dominating position in the use of guanylyl cyclase receptor agonist therapeutics in cancer and inflammation. The Synergy patent estate consists of 7 patent applications (1 final application, 6 provisionals) filed during 2001-2002 covering:

         o Composition-of-matter on novel GCRA peptides (many classes, covering 100's of sequences).

         o Use patents on novel peptides covering a broad array of cancers and organ inflammation diseases.

         o Use patents covering uroguanylin, guanylin and ST peptide on a variety of cancers and organ inflammation.

         o Combination therapy with phosphodiesterase inhibitors for treatment of cancer and organ inflammation.

Development Strategy

         Synergy's GCRA program is devoted to the development of peptide agonists of guanylyl cyclase receptor for treatment of cancer and inflammation. Novel analog peptides with rigid three-dimensional structures that stabilize the biologically functional conformation have been designed and synthesized. Synergy's in-house program is supported by key technical alliances with Dr. Gregory Nikiforovich (Washington University, St. Louis) an expert in the field of peptide computational chemistry and Prof. Leonard Forte (University of Missouri), discoverer of uroguanylin and a worldwide authority in the field of salt homeostasis. These scientists have worked closely with Synergy scientists on the development and testing of novel peptides. Based on molecular modeling of the basic uroguanylin structure, during the past year, Synergy has generated a library of peptide analogs and analyzed them for biological activity using in vitro cell assays measuring intracellular production of cGMP. This program has led to the generation of biologically functional analogs with enhanced characteristics. One of these analogs, SP304 has been chosen as a clinical candidate and has demonstrated superior biological activity, enhanced temperature and protease stability and superior pH characteristics relative to human uroguanylin. SP304 also exhibits only one biologically active conformation with no inter-conversion to inactive conformers as is seen with uroguanylin.

         Synergy plans to advance its lead clinical candidate (SP304) toward clinical development in 2003, with the goal of filing an IND on SP304 by 2004. Synergy's development strategy is focused on evaluating SP304 in animal models for these three immediate disease targets: 1) colon cancer, 2) asthma, and 3) ulcerative colitis. Results from these animal studies are expected in 2003, with the expectation of initiating preclinical studies for an IND in late 2003. SP304, the lead GCRA agonist peptide for treatment of colon cancer and ulcerative colitis is expected to exhibit no apparent toxicity, since the drug will be administered orally and is not absorbed from the intestinal tract. Additionally, SP304 is easy to produce, heat stable and extremely resistant to proteolysis, a highly novel characteristic for a peptide drug candidate. Synergy also has early plans to evaluate SP304 in an animal model of asthma, based on published work demonstrating the efficacy of uroguanylin against this disease indication. Assuming this is successful, Synergy will move forward aggressively with development of SP304 for this indication in the same timeframe.

MANUFACTURING

         Even if the merger is completed, neither Callisto nor Synergy intend to invest in large scale manufacturing facilities until their product candidates pass significant development hurdles. They believe that all of their existing products in development can be made using well understood manufacturing methods. Nevertheless, neither Callisto nor Synergy have manufacturing experience and they may not be able to develop reproducible and effective manufacturing processes at a reasonable cost. In such event, we will have to rely on third party manufacturers whose availability and cost is presently unclear.

GOVERNMENT REGULATION

         Regulation by governmental authorities in the United States and other countries will be a significant factor in the production and marketing of any products that may be developed by Callisto or Synergy. The nature and the extent to which such regulation may apply will vary depending on the nature of any such products. Virtually all of the potential products of Callisto and Synergy will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations requires the expenditure of substantial resources.

         In order to test clinically, produce and market products for diagnostic or therapeutic use, a company must comply with mandatory procedures and safety standards established by the FDA and comparable agencies in foreign countries. Before beginning human clinical testing of a potential new drug, a company must file an IND ("Investigational New Drug") application and receive clearance from the FDA. This application is a summary of the pre-clinical studies that were conducted to characterize the drug, including toxicity and safety studies, as well as an in-depth discussion of the human clinical studies that are being proposed.

         The pre-marketing program required for approval of a new drug typically involves a time-consuming and costly three-phase process. In Phase I, trials are conducted with a small number of patients to determine the early safety profile, the pattern of drug distribution and metabolism. In Phase II, trials are conducted with small groups of patients afflicted with a target disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multi-center comparative trials are conducted with patients afflicted with a target disease in order to provide enough data for statistical proof of efficacy and safety required by the FDA and others.

         The FDA closely monitors the progress of each of the three phases of clinical testing and may, in its discretion, reevaluate, alter, suspend or terminate the testing based on the data that have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Estimates of the total time required for carrying out such clinical testing vary between two and ten years. Upon completion of such clinical testing, a company typically submits a New Drug Application ("NDA") or Product License Application ("PLA") to the FDA that summarizes the results and observations of the drug during the clinical testing. Based on its review of the NDA or PLA, the FDA will decide whether or not to approve the drug. This review process can be quite lengthy, and approval for the production and marketing of a new pharmaceutical or medical diagnostic product can require a number of years and substantial funding, and there can be no assurance that any approvals will be granted on a timely basis, if at all.

         Once the product is approved for sale, FDA regulations govern the production process and marketing activities, and a post-marketing testing and surveillance program may be required to monitor continuously a product's usage and effects. Product approvals may be withdrawn if compliance with regulatory standards are not maintained. Other countries in which any products developed by Callisto or Synergy may be marketed impose a similar regulatory process.

COMPETITION

         The biopharmaceutical and medical diagnostic industries are characterized by rapidly evolving technology and intense competition. Callisto's and Synergy's competitors include major pharmaceutical, biotechnology and medical diagnostic companies, most of which have financial, technical and marketing resources significantly greater than those of either of them, singly or combined. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint venture. We are aware of certain development projects for products to prevent or treat certain diseases targeted by Callisto and Synergy. The existence of these potential products or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed.

TECHNOLOGIES SUBJECT TO LICENSES

         As a licensee of certain research technologies, Callisto has a license agreement with Rockefeller University ("Rockefeller") wherein Callisto has acquired exclusive rights to develop and commercialize such research technologies. The agreement generally requires Callisto to pay royalties on sales of products developed from the licensed technologies and fees on revenues from sublicensees, where applicable, and Callisto is responsible for the costs of filing and prosecuting patent applications. In addition, Callisto's agreement with Rockefeller requires that Callisto commit certain sums annually for research and development of the licensed products.

CORPORATE EMPLOYEES

         As of December 31, 2002, we had no employees. Our sole director and executive officer, Christoph Bruening, serves without compensation. As of the same date, Callisto and Synergy had 2 and 4 employees, respectively.

RISK FACTORS

         There are many risks and uncertainties that could impact the completion of the proposed merger and the business operations of Callisto and Synergy, individually and as proposed to be combined. If any of the factors described below occur, Callisto and Synergy's business, financial position or results of operations could be materially adversely affected, the value of our common stock could decline and such risks could effect the validity of forward looking statements contained in this statement.

The number of shares of our common stock to be issued in the proposed merger is fixed and will not be adjusted in the event of any change in stock price

         Under the merger agreement, each share of Callisto and Synergy common stock will be converted into the right to receive shares of our common stock. The number of shares of our common stock issuable under the Agreement is fixed and will not be adjusted. The price of our common stock at the closing of the merger may vary from the price on the date of this document and on the date of the giving of consents. Webtronics' price may vary because of changes in the business, operations or prospects of Callisto or Synergy, market assessments of the likelihood that the merger will be completed, the timing of the completion of the merger, the prospects of post-merger operations, regulatory considerations, general market and economic conditions and other factors.

No existing market

         Quotations for our common stock can be found on the Over The Counter Bulletin Board under the symbol "WEBR.OB" and our stock has not traded. Except for the OTC Bulletin Board, there is no existing trading market for any securities of Webtronics. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for the securities, the ability of holders of the securities to sell their securities, or the prices at which holders may be able to sell their securities.

The market price of our common stock may be adversely affected by several factors

         The market price of our common stock, if a market develops, could fluctuate significantly in response to various factors and events, including:

         o our ability to integrate operations, technology, products and services;

         o ability of Callisto and Synergy to execute their business plans as a combined company;

         o  operating results below expectations;

         o announcements of technological innovations or new products by us or our competitors;

         o  loss of any strategic relationship;

         o  industry developments;

         o  economic and other external factors; and

         o  period-to-period fluctuations in our financial results.

         In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Past stock performance is not an indication of future performance.

The integration of Callisto and Synergy following the proposed merger will present significant challenges. We may not be able to realize the benefits anticipated from the proposed merger

         The proposed merger involves the partial integration of two companies that have previously operated independently. Under the terms of the Merger Agreement, each of Callisto and Synergy are keeping their respective assets and liabilities separate, and each of their liabilities have been enumerated and approved by the other party. If the merger is completed, we will face significant challenges in integrating organizations, operations, technology, research and development, product lines and services in a timely and efficient manner and in retaining key personnel and strategic partnerships of both companies. The combination of both companies will require, among other things, integration of the companies' management staffs, coordination of the companies' research and development, sales and marketing efforts, and identification and elimination of redundant and/or unnecessary overhead. Diversion of management attention, loss of management-level and other highly qualified employees, and an inability to integrate management, systems and operations of these two companies may all result from the merger. The failure to integrate Callisto and Synergy successfully and to manage the challenges presented by the integration process may result in our not achieving the anticipated potential benefits of the merger and could have a material adverse effect on our financial condition. Delays encountered in the transition process could have a material adverse effect upon the combined company.

Callisto's and Synergy's product candidates are in an early stage of development and products are not expected to be marketed for several years

         Callisto's and Synergy's product candidates are in an early stage of development. Neither Callisto nor Synergy has completed the development of any products and, accordingly, has not received any regulatory approvals, commenced marketing activities or generated revenues from the sale of products. Each of Callisto's and Synergy's product candidates will require significant additional development, pre-clinical and clinical trials, regulatory approval and additional investment prior to commercialization. Neither Callisto nor Synergy expects to market any products for several years. In addition, each of Callisto's and Synergy's product candidates are subject to the risks of failure inherent in the development of products based on innovative technologies. Accordingly, there can be no assurance that Callisto's or Synergy's research and development efforts will be successful, that any of Callisto's or Synergy's product candidates will prove to be safe, effective and non-toxic in clinical trials, that any commercially successful products will be developed, that the proprietary or patent rights of others will not preclude Callisto or Synergy from marketing its product candidates or that others will not develop competitive or superior products. As a result of the early stage of development of product candidates and the extensive testing and regulatory review process that such product candidates must undergo, neither Callisto nor Synergy can predict with certainty when it will be able to market any of its products, if at all. Each of Callisto's and Synergy's product development efforts are based on novel scientific approaches. There is, therefore, substantial risk that these approaches may not prove to be successful.

Callisto, Synergy and Webtronics have a history of losses and expect losses in the future

         Each of Callisto, Synergy and Webtronics have incurred operating losses in every fiscal period they have operated. We expect to incur substantial additional operating losses over the next several years and expects cumulative losses to increase as Callisto's and Synergy's research and development and clinical efforts expand. Revenues, if any, that Callisto or Synergy may receive in the next few years will be limited to payments under research or product development relationships that either Callisto or Synergy may establish and patents under license agreements that Callisto or Synergy may enter into. There can be no assurance that either Callisto or Synergy will be able to establish any such relationships, enter into any such license agreements or generate revenues. To achieve profitable operations, Callisto and Synergy, alone or with others, must successfully identify and develop products, conduct clinical trials, obtain regulatory approvals and manufacture and market its products or enter into license agreements with third parties on acceptable terms. We may never achieve significant revenues or profitable operations, even if the proposed merger is completed.

Webtronics will require additional funding to execute its business strategy. If funding is not available or not available on acceptable terms, Webtronics may be required to curtail certain product development

         If the proposed merger is completed, we will require substantial additional funds to conduct and sponsor research and development activities, to conduct pre-clinical and clinical testing, and to market Callisto's and Synergy's products. Our future capital requirements will depend on many factors, including continued scientific progress, progress with pre-clinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the ability of Callisto and Synergy to establish collaborative arrangements, effective commercialization activities and arrangements and the purchase or development of additional equipment and facilities. There can be no assurance, however, that changes in Callisto's or Synergy's research and development plans or other events affecting operating expenses will not result in the expenditure of such proceeds prior to that time. Neither we, Callisto nor Synergy have other current sources of funding. As a result, we will need to raise additional funds before any of its product candidates achieves regulatory approvals, if at all. We intend to seek such additional funding through collaborative arrangements and through public or private financings. There can be no assurance that additional financing will be available, or, if available, that such additional financing will be available on terms acceptable to us. If additional funds are raised by issuing debt, we will incur fixed payment obligations, which could delay the time, if any, when we may achieve profitability. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of its principal product candidates or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of its technologies, product candidates or products that Callisto or Synergy would not otherwise relinquish.

Callisto's and Synergy's operations are subject to stringent laws and regulations and if they are unable to comply, their business may be significantly harmed

         The production and marketing of the Callisto's and Synergy's principal product candidates, as well as certain of their respective research and development activities, are subject to regulation by governmental agencies in the United States and other countries. Any drug developed by Callisto or Synergy will be subject to a rigorous approval process pursuant to regulations administered by the FDA, comparable agencies in other countries and, to a lesser extent, state regulatory authorities. The approval process for any one of Callisto's or Synergy's product candidates is likely to take several years or more and will involve significant expenditures by us for which additional financing will be required. The cost of conducting clinical trials for any potential product can vary dramatically based on a number of factors, including the order and timing of clinical indications pursued and the extent of development and financial support, if any, from collaborators. Because of the intense competition in the biopharmaceutical and medical diagnostic markets and concern over the safety of participating in clinical trials, Callisto and Synergy may have difficulty obtaining sufficient patient populations or the support of clinicians to conduct its clinical trials as planned and may have to expend substantial additional funds to obtain access to such resources, or delay or modify its plans significantly. There can be no assurance that either Callisto or Synergy will be able to obtain necessary clearances for clinical trials or approvals for the manufacturing or marketing of any of their respective product candidates, that we will have sufficient resources to complete the required regulatory review process or that we can survive the inability to obtain, or delays in obtaining, such approvals. Even if regulatory approvals are obtained, they may provide for significant limitations on the indicated uses for which a product may be marketed. As with all investigational products, additional government regulations may be promulgated requiring that additional research data be submitted that could delay marketing approval of any of Callisto's or Synergy's product candidates. The subsequent discovery of previously unknown complications or the failure to comply with applicable regulatory requirements may result in restrictions on the marketing, or the withdrawal, of products or possible civil or criminal liabilities. In addition, we cannot predict whether any adverse government regulation might arise from future administrative actions.

There are no assurances that any of Callisto's or Synergy's future products will receive regulatory approval

         As part of the regulatory review process, Callisto and Synergy must sponsor and file, or obtain through others, regulatory applications for each of its product candidates before they will be able to initiate the clinical trials necessary to generate safety and efficacy data for inclusion in an application for FDA marketing approval. Neither Callisto nor Synergy has filed any regulatory applications to date. We cannot predict with certainty when it might first submit any application for any product candidates for FDA or other regulatory review. There can be no assurance that clinical data from studies performed by either Callisto or Synergy or others will be acceptable to the FDA or other regulatory agencies in support of any applications that may be submitted for regulatory approval and the FDA may, among other things, require the collection of additional data and the conduct of additional clinical studies prior to acceptance of any such applications.

Each of Callisto and Synergy will be dependent upon relationships with other companies to conduct clinical trials and manufacture, market or sell their respective products

         Callisto's and Synergy's strategy for the research, development and commercialization of product candidates will require entering into various arrangements with corporate and academic collaborators, licensors, licensees and others, and may therefore be dependent upon the subsequent success of these outside parties in performing their responsibilities. In addition, there can be no assurance that they will be able to establish other collaborative arrangements or license agreements that they deem necessary or acceptable to develop and commercialize their product candidates or that such collaborative arrangements or license agreements will be successful. Moreover, certain of the collaborative arrangements that they may enter into in the future may place responsibility for pre-clinical testing and clinical trials and for preparing and submitting applications for regulatory approval for product candidates on the collaborative partner. Should a collaborative partner fail to develop or commercialize successfully any product candidate to which Callisto or Synergy have rights, our business may be adversely affected. In addition there can be no assurance that collaborators will not be pursuing alternative technologies or developing products either on their own or in collaboration with others, including Callisto's or Synergy's competitors, as a means for developing treatments for the diseases or disorders targeted by these collaborative programs.

Callisto's and Synergy's ability to compete effectively may decline if they do not adequately protect their technology and intellectual property, or if they lose some of their intellectual property rights as a result of, or otherwise become involved in, expensive lawsuits or administrative proceedings

         Callisto's and Synergy's ability to compete effectively depends on their respective success in protecting proprietary technology in the United States and abroad. The patent positions of biopharmaceutical and medical diagnostic companies generally are highly uncertain and involve complex legal and factual questions. No consistent policy has emerged regarding the breadth of claims covered in biopharmaceutical and medical diagnostic patents. As its research projects develop, we intend to file additional patent applications with the United States Patent and Trademark Office (the "PTO") and with corresponding foreign patent authorities. There can be no assurance that the PTO or any foreign jurisdictions will grant patent applications or that Callisto and Synergy will obtain any patents or other protection for which application for patent protection has been made. No assurance can be given that patents issued to or licensed by Callisto or Synergy will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide any competitive advantage. Callisto and Synergy will also rely on trade secrets, know how and continuing technological advancement in seeking to achieve a competitive position. No assurance can be given that we will be able to protect our rights to unpatented trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

         In addition to protecting its proprietary technology and trade secrets, Callisto and Synergy may be required to obtain additional licenses to patents or other proprietary rights from third parties. No assurance can be given that any additional licenses required under any patents or proprietary rights would be made available on acceptable terms, if at all. If Callisto or Synergy do not obtain required licenses, they could encounter delays in product development while they attempts to design around blocking patents, or they could find that the development, manufacture or sale of products requiring such licenses could be foreclosed.

         We could also incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties. The PTO could institute interference proceedings against Callisto or Synergy in connection with one or more of their patents or patent applications, and such proceedings could result in an adverse decision as to priority of invention. The PTO or others could also institute reexamination proceedings with the PTO against Callisto or Synergy in connection with one or more of their patents or patent applications and such proceedings could result in an adverse decision as to the validity or scope of any patents that Callisto or Synergy may obtain or have the right to use.

Many of Callisto's and Synergy's competitors have substantially greater financial, technical, research and development and human resources than Callisto and Synergy, respectively, and we may lose business to competitors

         The biopharmaceutical and medical diagnostic industries are characterized by rapid and significant technological change. Our success, if the merger is completed, will depend on our ability to develop and apply its multiple technologies in the design and development of its product candidates and to establish and maintain a market for its product candidates. There also are many companies, both public and private, including major pharmaceutical and chemical companies, medical diagnostic companies, specialized biotechnology firms, universities and other research institutions engaged in developing pharmaceutical and biotechnology products and medical diagnostics. Many of these companies have substantially greater financial, technical, research and development, and human resources than Callisto and Synergy, either singly or combined. Competitors may develop products or other technologies that are more effective than any that are being developed by Callisto or Synergy or may obtain FDA approval for products more rapidly than either of them. If they commence commercial sales of products, it still must compete in the manufacture and marketing of such products, areas in which neither has any experience. Many of these companies also have manufacturing facilities and established marketing capabilities that would enable such companies to market competing products through existing channels of distribution. As a result, there can be no assurance that Callisto's or Synergy's product candidates will be successfully developed into products that can be administered to humans or that any such drugs or therapies will prove to be safe and effective in clinical trials or cost-effective to manufacture. Further, any product candidates developed by Callisto or Synergy may prove to have adverse side effects.

There is no assurance that adequate third-party reimbursement will be available for Callisto's or Synergy's commercialized products

         The levels of revenues and profitability of biopharmaceutical and medical diagnostic companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets, pricing of prescription pharmaceuticals is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar government control. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payors for healthcare goods and services may take in response to any healthcare reform or legislation.

         We cannot predict the effect that healthcare reforms may have on its business, and there can be no assurance that any such reforms will not have a material adverse effect on us. Further, to the extent that such proposals or reforms have a material adverse effect on the business, financial condition and profitability of other pharmaceutical and medical diagnostic companies that are prospective collaborators for certain of Callisto's or Synergy's potential products, their ability to commercialize their respective product candidates may be adversely affected. In addition, in both the United States and elsewhere, sales of prescription medical products are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors can indirectly affect the pricing or the relative attractiveness of product candidates by regulating the maximum amount of reimbursement that they will provide for product candidates or by denying reimbursement. There can be no assurance that, if and when marketed, Callisto's or Synergy's product candidates will be considered cost-effective by third party payors, that reimbursement will be available or, if available, that such third party payors' reimbursement policies will not adversely affect their ability to sell their respective product candidates on a profitable basis. Limitations on, or failure to obtain, reimbursement for use of Callisto's or Synergy's product candidates and changes in government and private third party payors' policies toward reimbursement could have a material adverse effect on their ability to market their product candidates.

If Callisto or Synergy loses its key employees and consultants or is unable to attract or retain qualified personnel, our business could suffer

         Callisto and Synergy's success, and our success if the merger is completed, is highly dependent on their ability to attract and retain qualified scientific and management personnel. Callisto and Synergy are highly dependent on their respective management, scientific staff, and consultants, including Dr. Donald H. Picker, Gary S. Jacobs, Kunwar Shailubhai and Dr. John B. Zabriskie. The loss of the services of Dr. Donald H. Picker, Gary S. Jacobs, Kunwar Shailubhai or Dr. Zabriskie or other personnel or consultants could have a material adverse effect on our operations. Although we expect to enter into employment agreements with each of our key management and scientific employees and consulting agreements with key outside scientific advisors of each of Callisto and Synergy, any of such persons may terminate his or her employment or consulting arrangement with us at any time on short notice. Accordingly, there can be no assurance that these employees and consultants will remain associated with either Callisto or Synergy. The loss of the services of the principal members of such personnel or consultants may impede their ability to commercialize its product candidates.

         Callisto's and Synergy's planned activities may require additional expertise in areas such as pre-clinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. Such activities may require the addition of new personnel and the development of additional expertise by existing management personnel. They face intense competition for such personnel from other companies, academic institutions, government entities and other organizations, and there can be no assurance that Callisto or Synergy will be successful in hiring or retaining qualified personnel. Their inability to develop additional expertise or to hire and retain such qualified personnel could have a material adverse effect on their operations.

ITEM 2.  DESCRIPTION OF PROPERTY

         Callisto provides us with an office located in its leased offices at 420 Lexington Avenue, Suite 601, New York, New York and does not charge us rent. Callisto also sponsors research and development activities in laboratories at The Rockefeller University.

         Synergy leases office space at 2 Executive Drive, Suite 450, Somerset, New Jersey 08873, and in Ireland at 2 Harbourmaster Place, Dublin 1, used for Synergy's wholly-owned subsidiary, IgX Limited ("IgX"). Synergy is in the process of selling its leasehold in Ireland as IgX has no operations or employees.

ITEM 3.  LEGAL PROCEEDINGS

         We may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of our business. We are not currently involved in any such litigation that we believe could have a materially adverse effect on our reported financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the three months ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

MARKET INFORMATION

         Our securities do not currently, and have not in the past, traded on any public market. Thus, there is currently no market for our securities and there can be no assurance that a trading market will develop or, if one develops, that it will continue. The shares of commons tock are quoted in the NASD's OTC Bulletin Board under the symbol "WEBR.OB"

NUMBER OF SHAREHOLDERS

         The number of shareholders of record of our Common Stock as of the close of business on March 31, 2003 was 3.

DIVIDEND POLICY

         To date, we have declared no cash dividends on our Common Stock, and we do not expect to pay cash dividends in the near term. We intend to retain future earnings, if any, to provide funds for operation of our business.

RECENT SALES OF UNREGISTERED SECURITIES

         From February through June 2001, we issued 1,000,000 shares of our common stock to our founder, Kevin Monahan, at $.0001 (par value), for an aggregate amount of $100.00 and we issued 54,500 shares of our common stock at a price of $.05 per share or aggregate cash proceeds of $2,725 to 25 investors, of which 8 persons were of accredited status and 17 were of non-accredited status. Our shares were issued in reliance on the exemptions from registration provided by Rule 504 of Regulation D and Section 4 (2) of the Securities Act. We are not and have never been a blank check company. Each investor was provided with a detailed and specific business plan describing our plan of operations and products of mortgage and foreclosure information via the Internet.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Critical Accounting Policies

         Our accounting policies are described in Note 1 of the consolidated financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Since we are in the development stage and have had only limited expenditures and no estimates we do not consider any accounting policy to be critical to the understanding of our business.


Results of Operations

         Our audited financial statements, which are set forth in Item 7 of this report, reflect our operating results from February 12, 2001 (inception) to December 31, 2002 and for the year ended December 31, 2002. During the period from inception to December 31, 2002, we had no revenue and our expenses totaled $2,593, of which $440 was incurred in 2001 and $$2,353 in 2002. Substantially all of these expenses were for office and administrative activities related to the early stages of developing plans for our foreclosure and mortgage information business. We entered into an agreement for the hosting of our website prior to our change in control in March, 2002 and thereafter suspended that agreement to preserve cash pending our new management's assessment of plans for financing the cost of indexing with search engines and providing amortization calculators, mortgage analysis tools and 24 access. Substantially all of these expenditures were made by management before March 15, 2002.

         Callisto, our principal shareholder pays for expenses such as accounting and legal fees relating to our reporting responsibility under the Securities Exchange Act of 1934, as well as provides us with an office location without any expectation of repayment. In the event the proposed merger among us, Callisto and Synergy is not completed and we do not abandon our plan to develop the mortgage and foreclosure information business, we will incur expenses in this endeavor. Each of Callisto and Synergy have plans to expand and develop their pharmaceutical businesses and if the proposed merger is completed a full discussion of the results of operations of each company and the plan for expenditures by the combined company will be included in a Form 8-K report.

Liquidity and Capital Resources

         Most of our operating expenses are borne by Callisto, our parent, without any expectation of reimbursement.



         If the proposed merger is completed, we will require substantial additional funds to conduct and sponsor research and development activities, to conduct pre-clinical and clinical testing, and to market Callisto's and Synergy's products. Our future capital requirements will depend on many factors, including continued scientific progress, progress with pre-clinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the ability of Callisto and Synergy to establish collaborative arrangements, effective commercialization activities and arrangements and the purchase or development of additional equipment and facilities. There can be no assurance, however, that changes in Callisto's or Synergy's research and development plans or other events affecting operating expenses will not result in the expenditure of such proceeds prior to that time. Neither we, Callisto nor Synergy have other current sources of funding. As a result, we will need to raise additional funds before any of its product candidates achieves regulatory approvals, if at all. We intend to seek such additional funding through collaborative arrangements and through public or private financings. There can be no assurance that additional financing will be available, or, if available, that such additional financing will be available on terms acceptable to us. If additional funds are raised by issuing debt, we will incur fixed payment obligations, which could delay the time, if any, when we may achieve profitability. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of its principal product candidates or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of its technologies, product candidates or products that Callisto or Synergy would not otherwise relinquish.

         If the proposed merger is not completed the development of the mortgage and foreclosure information business may require substantial funds for website design, operation and marketing. No sources of outside funding have been identified for this purpose.



ITEM 7.  FINANCIAL STATEMENTS


         Our audited financial statements follow on the next page.

                                 WEBTRONICS, INC
                          (A Development Stage Company)

                          Audited Financial Statements

                                December 31, 2002

                                TABLE OF CONTENTS





                                                                          Page
                                                                          ----

Independent Auditors' Report                                                 1

Balance Sheet                                                                2

Statements of Operations                                                     3

Statements of Changes In Stockholders Equity                                 4

Statements of Cash Flows                                                     5

Notes to Financial Statements                                              6-8

                              BAUM & COMPANY, P.A.
                          Certified Public Accountants
                        1515 University Drive - Suite 209
                          Coral Springs, Florida 33071




                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Webtronics, Inc.


We have audited the accompanying balance sheet of Webtronics, Inc. ( A Development Stage Company) as of December 31, 2002 and the related statement of operations, cash flows and changes in stockholders' equity for the period commencing February 12, 2001 ( date of inception ) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Webtronics, Inc. ( A Development Stage Company ) at December 31, 2002 and the statement of operations, cash flows and changes in stockholders' equity for the period commencing February 12, 2001 (Date of Inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

                                                        /s/ Brum & Company, P.A.

Coral Springs, Florida
 March 27, 2003

                                WEBTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS


Current Assets
     Cash                                                                                             $    232
                                                                                                      --------


          Total Assets                                                                                $    232
                                                                                                      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities                                                                                           $ - 0 -


Stockholders' Equity
     Preferred Stock, $.0001 par value, authorized
       20,000,000; 0 issued and outstanding                                                             - 0 -
     Common Stock, $.0001 par value, authorized
       50,000,000;  1,054,500 issued and outstanding                                                      105
     Additional paid-in capital                                                                         2,720
     Accumulated Deficit                                                                               (2,593)
                                                                                                      --------

     Total Stockholders Equity                                                                             232
                                                                                                      --------


     Total Liabilities and Stockholders' Equity                                                       $    232
                                                                                                      ========



                 See accompanying notes to financial statements.

                                WEBTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
             PERIOD COMMENCING FEBRUARY 12, 2001 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2002

                                                                                               Operations During
                                                                                               Development Stage
                                                                                                  Inception
                                                     December 31,                              February 12, 2001
                                             2002                  2001                    To December 31, 2002
                                          ----------           -----------                 ---------------------
Revenue                                   $    - 0 -           $     - 0 -                     $       - 0 -


Operating Expenses                             2,153                   440                             2,593
                                          -----------          -----------                     -------------


Net Income (Loss) before
  provision for income taxes                  (2,153)                 (440)                            2,593


Provision for income taxes                     - 0 -                 - 0 -                             - 0 -
                                          ----------           -----------                     -------------


Net Income (Loss)                         $   (2,153)          $      (440)                    $      (2,593)
                                          ==========           ===========                     =============


Net Income per common
  share (basic)                           $    (0.00)          $     (0.00)                    $       (0.00)
                                          ==========           ===========                     =============

Weighed average of
  shares outstanding                       1,054,500             1,054,500                         1,054,500
                                          ==========           ===========                     =============



                See accompanying notes to financial statements.

                                 WEBTRONICS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            PERIOD COMMENCING FEBRUARY 12, 2001 TO DECEMBER 31, 2002


                                                                           Additional           Deficit             Total
                                                Common Stock                Paid-In       Development Stage     Stockholders'
                                            Shares         Amount           Capital              Period             Equity
                                            ------         ------           -------              ------             ------
Beginning Balance
February 12, 2001 (Inception)                  - 0 -       $  - 0 -          $   - 0 -         $   - 0 -           $   - 0 -

Issuance of common stock                   1,054,500            105             2,720              - 0 -               2,825

Net ( loss )
    December 31, 2001                          - 0 -          - 0 -              - 0 -              (440)               (440)
                                         -----------      ---------          ---------         ---------           ---------

Balance -December 31, 2001                 1,054,500            105              2,720              (440)              2,385

Net (Loss)
     December 31, 2002                         - 0 -          - 0 -              - 0 -            (2,153)             (2,153)
                                         -----------       --------          ---------         ---------           ---------

Balance-December 2002                      1,054,500       $    105          $   2,720         $  (2,593)                232
                                         ===========       ========          =========         =========           =========



                 See accompanying notes to financial statements.

                                 WEBTRONIC, INC
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
             PERIOD COMMENCING FEBRUARY 12, 2001 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2002


                                                                                                          Operations During
                                                                                                          Development Stage
                                                           December 31,                                   Inception
                                                   2002                    2001                           To December 31, 2002
                                                   ----                    ----                           --------------------

Cash flows from operations:
     Net income ( loss )                         $ (2,153)                  440)                            $     (2,593)
                                                 --------               -------                             -------------


Net cash provided for operations                   (2,153)                 (440)                                   (2,593)
                                                 --------               -------                             -------------


Cash flows from financing activities:
     Issuance of common stock                       - 0 -                 2,825                                     2,825
                                                 --------               -------                             -------------


Net cash flows from financing
     activities                                     - 0 -                 2,825                                     2,825
                                                 --------               -------                             -------------



Net increase (decrease) in cash                    (2,153)                2,385                                       232


Cash - beginning                                    2,385                 - 0 -                                     - 0 -
                                                 --------               -------                             -------------


Cash - ending                                    $    232               $ 2,385                             $         232
                                                 ========               =======                             =============







                 See accompanying notes to financial statements.

                                WEBTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1              SIGNIFICANT ACCOUNTING POLICIES

                    Organization and Operations

                    The Company was organized under the laws of the State of Florida on February 12, 2001. The Company is in the development stage. The Company plans to develop a website where individuals can obtain foreclosure of real estate and related mortgage information. The Company currently has no operations.

                    Basis of Accounting

                    The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company has retained December 31 as its annual year end.

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

                    Accounting Pronouncements

                    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of this new standard to have a material impact on our results of operations or financial position.

                    In July 2001, the FASB issued SFAS No. 144, "Impairment of Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this

                                WEBTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1              SIGNIFICANT ACCOUNTING POLICIES (Continued)

                    Accounting Pronouncements (Continued)

                    statement provide a single accounting model for impairment of long-lived assets. We do not expect the adoption of this new standard to have a material impact on our results of operations or financial position.

                    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. This statement rescinds the indicated statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS No. 145 encourages early adoption of the provision of this standard that rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt." We do not expect the adoption of these provisions to have a material impact on our results of operations or financial position.

                    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that liabilities associated with exit or disposal activities initiated after adoption be recognized and measured at fair value when incurred as opposed to at the date an entity commits to the exit or disposal plans. We expect the adoption of this new standard to have an impact on the timing of any future restructuring charges.

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

NOTE 3              PUBLIC REGISTRATION

                    The Company's SB-2 registration was accepted by the Securities and Exchange Commission on September 24, 2001. It is listed on the OTC bulletin board under the symbol WEBR Management paid for all expenses of registering the securities.

                                WEBTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 4              INCOME TAX

                    In February 1992, the Financial Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred assets and liabilities are recognized for the estimated future tax consequences between the financial statement carrying amounts of the existing assets and their respective basis.

                    Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109 the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

                    The company has a net operating loss carry forward of $2,593 which is offset by a $2,593 valuation allowance due the uncertainty surrounding the ultimate realization of these assets. The loss carryforward expires in 15 years.

NOTE 5              SUBSEQUENT EVENTS

                    On March 10, 2003, the Company entered into a tentative merger agreement with Callisto Pharmaceuticals, Inc., ( a majority stockholder ) and Synergy Pharmaceuticals, Inc. ( an unaffiliated company). The merger would be treated as a stock for stock transaction. This merger would result in Webtronics, Inc. becoming the parent corporation to both of the merged companies. As of the date of the financial statements, this merger has not been executed by the parties.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person and the date such person became a director or executive officer. The executive officers are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

         Our directors and executive officers as of March 31, 2003, are as follows:

         Name                               Age               Position
         ----                               ---               --------
         Christoph Bruening                 35                President, Secretary and Director

         Mr. Bruening was appointed director and President/Secretary of the Company on January 21, 2003 to fill the vacancy resulting from the resignation of Yanina Wachtfogel. He is a member of the advisory board of Clarity AG, and served as a member of the board of Matchnet plc. Mr. Bruening organized Value Relations GmbH, a full service investor relations firm operating in Frankfurt, Germany in 1999 and currently serves as its Managing Partner. From 1998 to 1999 he served as a funds manger and Director of Asset management for Value Management & Research AG , a private investment fund and funds manager operating in Germany. From 1997 to 1998 he was a financial analyst and Head of Research for Value Research GmbH. Mr. Bruening holds a Bachelor of Science Degree in Chemistry from Technischen Universitat Darmstadt.

         If the proposed merger is completed, four persons nominated by Callisto will be elected to our board of directors and three persons nominated by Synergy will be elected to our board of directors. In addition, Donald Picker, Ph.D. will be appointed our Chief Executive Officer and Gary S. Jacob, Ph.D. will be appointed as our Chief Scientific Officer. For a period of 18 months after the closing of the proposed merger, any change in our Chief Executive Officer will require the majority approval of the directors appointed by Synergy.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 is not applicable to our officers, directors or persons who own more than ten percent of our common stock until we register a class of securities under Section 12 thereunder.

ITEM 10. EXECUTIVE COMPENSATION

         We have not paid any compensation to executives since our inception.

COMPENSATION OF DIRECTORS

         Directors were not separately compensated for their services in the year ended December 31, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 31, 2003, certain information with respect to our equity securities owned of record or beneficially by (i) each of our officers and directors; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all directors and executive officers as a group.

         The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the selling stockholder has sole or shared voting power or investment power and also any shares that the selling stockholder has the right to acquire within 60 days. The actual number of shares of Common Stock issuable upon the conversion of the debentures is subject to adjustment depending on, among other factors, the number of shares outstanding at the time of conversion and could be materially less than the number estimated in the table.

                                                                     Beneficial Ownership
                                                                     --------------------
Name of Beneficial Owner                                     Shares                     Percentage
------------------------                                     ------                     ----------
Callisto Pharmaceuticals, Inc.                              499,384,600                    99.7%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Callisto, our parent bears substantially all of our operating expenses,without any expectation that such outlays will be reimbursed.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit No.                Exhibit Description
-----------                -------------------
2.1                        Stock Purchase Agreement between Webtronics, Inc.
                           and Callisto Pharmaceuticals, Inc. dated March 15, 2002  (1)

2.2                        Form of Stock Purchase Agreement between certain shareholders and Callisto Pharmaceuticals, Inc. dated March 15, 2002 (1)

2.3                        Agreement and Plan of Merger by and among Webtronics, Inc.,
                           Callisto Pharmaceuticals, Inc., Callisto Acquisition Corp., Synergy
                           Pharmaceuticals, Inc., and Synergy Acquisition Corp. dated March 10,
                           2003 (2)

3.1                        Articles of Incorporation of the Company (3)

3.2                        Bylaws of the Company (3)

4.1                        Form of Stock Certificate, $.0001 par value (3)

9.                         None

10                         None

11.                        Statement re: computation of per share earnings.
                           See Notes to Financial Statements

13.                        None

16                         None

18.                        None

21.                        None

22.                        None

23.                        None

24.                        None

99.1                       Certification pursuant to 18 U.S.C. Section 1350*

-------------
(1) Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K dated March 15, 2002.

(2) Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K dated March 19, 2003.

(3) Incorporated by reference to the exhibits filed with the Company's Form SB-2 Registration Statement filed June 20, 2001.

*     Filed herewith

(b)      Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter ended December 31, 2003:

Report Dated                    Items Included             Financial Statements
------------                    --------------             --------------------

None

Item 14. CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing date of this report, our President (who acts as our principal executive officer and principal financial officer) carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the President concluded that our disclosure controls and procedures are adequate and effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2003
                                             WEBTRONICS, INC.


                                             By: /s/ Christoph Bruening
                                                --------------------------------
                                                 Christoph Bruening, President


         Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                            Capacity                           Date
---------                                            --------                           ----

/s/ Christoph Bruening                      President, Secretary
---------------------------                 and Director                          March 31, 2003
Christoph Bruening

                                  CERTIFICATION


         I, Christoph Brueing, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Webtronics, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003

                                                  /s/ Christoph Bruening
                                                  ----------------------------
                                                  Christoph Bruening
                                                  President and Sole Officer