Form 10QSB
period 2003-03-31
WEBTRONICS INC
filed 2003-05-19
CIK 1142380

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended
March 31, 2003                                     Commission File No. 33-63474


                                WEBTRONICS, INC.
             (Exact name of Registrant as specified in its Charter)

               Florida                                      62-1106840
---------------------------------------            ----------------------------
(State or jurisdiction of incorporation                  (IRS Employer
            or organization)                          Identification No.)

420 Lexington Avenue, Suite 601, New York, NY                10710
---------------------------------------------                -----
(Address of Principal Executive Office)                      (Zip Code)

Registrant's telephone number, including area code:    (212) 672-9190

Former name, former address and former fiscal year,
if changed since last report:                               N/A
----------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes   [X]            No   [ ]


The number of shares issued and outstanding of the Registrant's Common Stock, $.000005 par value, as of May 14, 2003 was 522,602,178


===============================================================================

                                INTRODUCTORY NOTE

         This Report on Form 10-QSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under "Risk Factors" in our Annual Report on Form 10-KSB and other period reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the acquisitions, financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                                WEBTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002


                  ASSETS

                                                                 2003       2002
                                                                -------    -------
                                                                          (audited)
Current Assets:
     Cash                                                       $   190    $   232
                                                                -------    -------

         Total Assets                                           $   190    $   232
                                                                =======    =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Account payable                                            $ - 0 -    $ - 0 -
                                                                -------    -------

         Total Liabilities                                        - 0 -      - 0 -
                                                                -------    -------

Stockholders' Equity:
     Preferred Stock $ .0001 par value, 20,000,000 authorized
     none issued and outstanding                                $  - 0 -   $  - 0 -
     Common Stock $.000005 par value, 550,000,000 authorized;
     500,887,500 shares issued and outstanding                  $ 2,504    $ 2,504
     Additional paid in capital                                     321        321
     Accumulated Deficit during development stage                (2,635)    (2,593)
                                                                -------    -------
         Total Stockholders' Equity                                 190        232
                                                                -------    -------

     Total Liabilities and Stockholders' Equity                 $   190    $   232
                                                                =======    =======





                 See accompanying notes to financial statements

                                WEBTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS



                                              Three months ended         Feb 2, 2001
                                            -------------------------    (Inception)
                                              March 31,    March 31,      to March 31,
                                               2003          2002            2003
                                            -----------   -----------   -------------


Revenue                                     $     - 0 -   $     - 0 -   $       - 0 -

Expenses                                             42         2,048           2,635
                                            -----------   -----------   -------------

Net income (loss) before provision
     for income taxes                       $       (42)  $    (2,048)  $      (2,635)

Provisions for income taxes                       - 0 -         - 0 -           - 0 -
                                            -----------   -----------   -------------

Net income (loss)                           $       (42)  $    (2,048)         (2,635)
                                            ===========   ===========   =============

Net (Loss) per weighted average of shares   $     (0.00)  $     (0.00)  $       (0.00)
                                            ===========   ===========   =============

Weighted average of shares                  500,887,500   500,887,500     500,887,500
                                            ===========   ===========   =============








                 See accompanying notes to financial statements

                                WEBTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                                 For the             For the
                                                three months       three months        Feb. 2, 2001
                                               ended March 31,    ended March 31,     (Inception) to
                                                  2003                2002             March 31,2003
                                                 -------             -------             -------

Cash Flows from operations:

Net income (loss)                                $   (42)            $(2,048)            $(2,635)
                                                 -------             -------             -------

         Net cash used for operations                (42)             (2,048)             (2,635)
                                                 -------             -------             -------
Net (decrease) in cash                               (42)             (2,048)             (2,635)

Cash  -  beginning                                   232               2,385               2,825
                                                 -------             -------             -------

Cash  -  ending                                  $   190             $   337             $   190
                                                 =======             =======             =======





















                 See accompanying notes to financial statements

                                WEBTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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

         On April 30, 2003, the Company acquired Callisto Research Labs LLC (formerly Callisto Pharmaceuticals, Inc.) and Synergy Pharmaceuticals, Inc. The Company has entered the pharmaceutical industry as a result of this merger.

         The Company will eventually change its name to Callisto
         Pharmaceuticals, Inc and will re-domesticate the company's state of incorporation from Florida to Delaware.

         Basis of Accounting

         The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company has elected December 31 at its annual year-end.

         Interim Financial Information

         The condensed unaudited interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements and notes are presented as permitted on Form 10-SB and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulation, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2002 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respect dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

         These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

                                WEBTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


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

         Development Stage

         The Company is in its development stage. The Company since inception has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is $2,655.

         Net Earnings (Losses) Per Share

         The Company reports its net earnings (losses) per share in accordance with SFAS No. 128 "Earnings Per Share". Basic net earnings (losses) per share is computed by dividing net income (loss) available to common stockholders by the weighted averaged number of common shares outstanding.

                                WEBTRONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Diluted earnings (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of March 31, 2003, there are no outstanding stock options or stock warrants that would have affected our computation.

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

NOTE 3 - CAPITAL TRANSACTIONS

         On March 15, 2003, certain shareholders entered into a Stock Purchase Agreement with Callisto Pharmaceuticals, Inc. Under the agreement, Callisto purchased approximately 99.7% of the Company's issued and outstanding stock. A Form 8-K was filed on March 19, 2002 reporting the change in control of the Company.

         On March 14, the Company amended its Articles of Incorporation to change its capital structure. As a result of this amendment, the authorized common stock was increased from 50,000,000 to 550,000,000 and the par value changed from $ .0001 to $ .000005, respectively.

         Pursuant to a merger agreement that was closed on April 30, 2003, the Company issued 17,318,994 shares of common stock to holders of Callisto and 4,395,684 shares of common stock to holders of Synergy Pharmaceuticals.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

         On March 10, 2003, as amended on April 4, 2003, we entered into a merger agreement with Callisto Research Labs, LLC (formerly known as Callisto Pharmaceuticals, Inc.), or Callisto Research and Synergy Pharmaceuticals, Inc., or Synergy, an unaffiliated company under which Callisto Research and Synergy agreed to merge in a stock for stock transaction and each become our subsidiaries. On April 30, 2003 the merger closed. In addition it is anticipated that we will change our name from Webtronics, Inc. to Callisto Pharmaceuticals, Inc. and re-domesticate from Florida to Delaware by merging into a wholly-owned subsidiary (the "Webtronics Merger").

         Pursuant to the merger agreement we issued 17,318,994 shares of our common stock to holders of Callisto Research common stock and 4,395,684 shares to holders of Synergy common stock in exchange for outstanding Callisto Research and Synergy common stock. As a result of the merger there is a total of approximately 23,217,578 of our shares outstanding (not including 499,384,600 of our shares owned by Callisto Research, which have been returned for cancellation prior to the Webtronics merger).

         Pursuant to the merger agreement, upon the closing of the Webtronics Merger, it is expected that four of our directors will be nominated to our Board by the former Callisto Research stockholders and three of our directors will be nominated to our Board by the former Synergy stockholders. It is anticipated that the Callisto Research directors will include Gabriel M. Cerrone and Christoph Bruening. It is anticipated that the Synergy directors will be Donald
H. Picker, Ph.D., Edwin Snape and Albert J. Henry.

         Pursuant to the merger agreement we assumed the obligations of Callisto Research with respect to Callisto Research's outstanding 3,510,560 stock options and the stock option plan under which Callisto Research had granted 2,563,055 of these stock options. The remaining stock options are non-plan options.

Critical Accounting Policies

         Our accounting policies are described in Note 1 of the consolidated financial statements included in this report on Form 10-QSB. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Since we are in the development stage and have had only limited expenditures and no estimates we do not consider any accounting policy to be critical to the understanding of our business.

Results of Operations

         Our financial statements, which are set forth in Item 1 of this report, reflect our operating results from February 12, 2001 (inception) to March 31, 2003 and for the quarter ended March 31, 2003 and 2002. During the period from inception to March 31, 2003, we had no revenue and our expenses totaled $2,635, of which $440 was incurred in 2001, $2,353 in 2002 and $42 in 2003. Substantially all of these expenses were for office and administrative activities related to the early stages of developing plans for our foreclosure and mortgage information business. We entered into an agreement for the hosting of our website prior to our change in control in March, 2002 and thereafter suspended that agreement to preserve cash pending our new management's assessment of plans for financing the cost of indexing with search engines and providing amortization calculators, mortgage analysis tools and 24 access. Substantially all of these expenditures were made by management before March 15, 2002.

         Callisto, who was our principal shareholder until the merger, pays for expenses such as accounting and legal fees relating to our reporting responsibility under the Securities Exchange Act of 1934, as well as provides us with an office location without any expectation of repayment. We abandoned the mortgage and foreclosure information business to facilitate the merger. Each of Callisto and Synergy have plans to expand and develop their pharmaceutical businesses and a full discussion of the results of operations of each company and the plan for expenditures by the combined company as included in a Form 8-K Report filed by us on May 15, 2003.

Liquidity and Capital Resources

         Most of our operating expenses were borne by Callisto, our former parent and, effective April 30, 2003, subsidiary, without any expectation of reimbursement.

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

Item 3.   Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

                  None

Item 2.     Changes in Securities and Use of Proceeds

                  (a)      None

                  (b)      None

                  (c) On April 30, 2003, we issued 17,318,994 shares of our common stock to holders of Callisto Research common stock and 4,395,684 shares to holders of Synergy common stock in the merger in reliance on exemption Rule 506 of Regulation D. Each holder has or will represent that they are accredited investors and Form D was filed May 15, 2003.

                  (d)      Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed as part of this report:

                  99.1     Certification pursuant to 18 U.S.C. Section 1350

         (b) Reports on Form 8-K

                  A current report on Form 8-K was filed on March 19, 2003 to report a 475-for-one forward split of our shares of common stock.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 15, 2003
                                        WEBTRONICS, INC.


                                        By: /s/ Christoph Bruening
                                            -------------------------------
                                            Christoph Bruening, President

                                  CERTIFICATION

         I, Christoph Brueing, certify that:

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

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

May 15, 2003
                                               /s/ Christoph Bruening
                                               --------------------------
                                               Christoph Bruening
                                               President and Sole Officer