Form 10QSB
period 2003-06-30
CALLISTO PHARMACEUTICALS INC
filed 2003-08-20
CIK 1142380

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2003

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to  __________

                        Commission File Number: 33-63474

                         CALLISTO PHARMACEUTICALS, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                              13-3894575
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

420 Lexington Avenue, Suite 601, New York, New York              10710
---------------------------------------------------              -----
(Address of principal executive offices)                      (Zip Code)

                                 (212) 672-9190
                                 --------------
                         (Registrant's telephone number)

                                Webtronics, Inc.
                         420 Lexington Avenue, Suite 601
                            New York, New York 10710
                            ------------------------
     (Former Name, Former Address and Former Fiscal Year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                                  Outstanding at August 15, 2003
-------------------------------                 ------------------------------

Common Stock, par value $0.0001                 23,204,851 shares

    Transitional Small Business Disclosure Format (check one): Yes |_| No |_|

                                INTRODUCTORY NOTE


This report on Form 10QSB may contain forward looking statements. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate" and "continue" or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under "Risk Factors" in our Report on Form 8-K and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the acquisitions, financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         CALLISTO PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                 CONSOLIDATED BALANCE SHEET as of JUNE 30, 2003
                                   (Unaudited)

                                     ASSETS


Current assets:
     Cash and cash equivalents                                     $  1,269,257

     Prepaid insurance ($146,614) and other current assets              219,650
                                                                   ------------
                                                                      1,488,907
                                                                   ------------
Fixed assets, net of accumulated
  depreciation of $18,244                                                66,393
                                                                   ------------

Other assets:

     Rent deposit                                                        44,746
                                                                   ------------
                                                                         44,746
                                                                   ------------
                                                                   $  1,600,046
                                                                   ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable, accruals and other current liabilities           $    810,650
                                                                   ------------

Shareholders' equity:
     Common stock $.0001 par value, 60,000,000 authorized
       shares and issued and outstanding
       23,217,578                                                         2,319
     Additional paid-in-capital                                      20,483,066
     Accumulated deficit during the development stage               (19,695,989)
                                                                   ------------
                                                                        789,396
                                                                   ------------
                                                                   $  1,600,046
                                                                   ============



    The accompanying notes are an integral part of these financial statements

                          CALLISTO PHAMACEUTICALS, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                 Six Months Ended                Three Months Ended        June 5, 1996
                                                      June 30,                        June 30,            (Inception) to
                                                2003           2002            2003            2002        June 30, 2003
                                           ------------    ------------    ------------    ------------    ------------
Revenues                                   $          -    $          -    $          -    $          -    $          -
                                           ------------    ------------    ------------    ------------    ------------
Costs and expenses:
Research and development                        354,912         221,604         323,612         115,735       6,075,936
Purchased in process
Research and Development                      6,833,454               -       6,833,454               -       6,833,454
General and administrative                      444,260         295,754         310,630         159,408       2,247,974
Stock based compensation                      2,450,948         327,884       1,307,214         163,942       4,536,059
               Interest expense                     336               -             336               -           2,566
                                           ------------    ------------    ------------    ------------    ------------

Net loss                                   $(10,083,910)   $   (845,242)   $ (8,775,246)   $   (439,085)   $(19,965,989)
                                           ------------    ============    ============    ============    ============
Weighted average shares outstanding:
       basic and diluted                     19,306,915      17,318,944      21,272,990     17, 318,944               -
Net loss per common share:
       basic and diluted                         ($0.52)         ($0.05)         ($0.41)         ($0.02)              -





    The accompanying notes are an integral part of these financial statements

                         CALLISTO PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                            For the Six       For the Six    June 5, 1996
                                                                           Months Ended       Months Ended  (Inception) to
                                                                           June 30, 2003     June 30, 2002   June 30, 2003
                                                                           -------------     -------------   -------------
Cash flows from operating activities:
Net loss                                                                   $(10,083,910)   $   (845,242)   $(19,965,989)
Adjustments to reconcile net loss to
Net cash used in operating activities:
         Purchased in process research and development                        6,833,454               -       6,833,454
         Stock based compensation                                             2,450,948         327,884       4,536,059
         Depreciation and amortization                                            7,810           6,027          18,204
         Unrealized loss on investment                                                -               -          30,986
         Common and preferred stock issued for services                               -               -          91,667
         Cancellation in note receivable                                              -               -          91,770
         Increase in note receivable                                                  -               -         (91,770)

Changes in operating assets and liabilities

         Increase in prepaid insurance
                    and other current assets                                   (181,853)        (24,533)       (219,650)
         Increase in accounts payable, accruals and other liabilities            29,052          41,543         979,244
                                                                           ------------    ------------    ------------
         Total adjustments                                                    9,139,411         350,921      12,269,964
                                                                           ------------    ------------    ------------
     Net cash used in operating activities                                     (944,499)       (494,321)     (7,696,025)
                                                                           ------------    ------------    ------------


Cash flows from investing activities:

         Acquisition of furniture & equipment                                   (54,452)        (11,485)        (84,627)
         Investment in Webtronics, Inc.                                               -        (400,000)       (400,000)

         Rent deposit                                                            44,746               -          44,746

         Proceeds (loss) on sale of marketable securities                             -               -         (30,986)
                                                                           ------------    ------------    ------------

         Net cash (used in) provided by investing activities                     (9,706)       (411,485)       (470,867)
                                                                           ------------    ------------    ------------

Cash flows from financing activities:

         Issuance of common and preferred stock (net of repurchases)                  -               -       9,436,149
                                                                           ------------    ------------    ------------

     Net cash (used in) provided by investing activities                              -               -       9,436,149
                                                                           ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents                           (954,205)       (905,806)      1,269,257
Cash and cash equivalent at beginning of period                               2,223,462       3,627,479               -
                                                                           ------------    ------------    ------------
Cash and cash equivalent at end of period                                  $  1,269,257    $  2,721,673    $  1,269,257
                                                                           ============    ============    ============


Supplementary disclosures of cash flows information:
      Cash paid for taxes                                                  $     28,858    $          -    $     48,152
                                                                           ============    ============    ============



       The accompanying notes are an integral part of these financial statements

NOTES TO JUNE 30, 2003 FINANCIAL STATEMENTS (UNAUDITED)


1.   Basis of presentation:

The accompanying unaudited consolidated financial statements of Callisto Pharmaceuticals, Inc. ("Callisto"a development stage company), and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with Callisto's audited financial statements and notes thereto for the year ended December 31, 2002, included in the 2003 Form 8K.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, primarily consisting of normal adjustments, necessary for the fair presentation of the balance sheet and results of operations for the interim periods. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2003.

The accompanying unaudited consolidated financial statements have been prepared assuming that Callisto will continue as a going concern. Management believes that current resources will be sufficient to support its planned operations though the fourth quarter 2003. Callisto does not have commercial biopharmaceutical products, and does not expect to have such for several years, if at all. In addition, Callisto merged with Synergy Pharmaceuticals Inc. ("Synergy") in April 2003, which will require additional cash to integrate the combined companies. Callisto believes that it will need additional funds to complete the development of its biomedical products. These circumstances raise substantial doubt about Callisto's ability to continue as a going concern beyond December 31, 2003. Management's plans with regard to these matters include continued development of its products as well as seeking additional research support funds and financial arrangements. Although management continues to pursue these plans, there is no assurance that Callisto will be successful in obtaining sufficient financing on terms acceptable to Callisto. In the event that the Callisto is unable to raise additional funds, planned operations will need to be scaled back or discontinued. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2. Significant Accounting Policies


Business Combinations

The Company accounts for business combinations in accordance with the provisions of Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141"). SFAS 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets required to be recognized and reported separately from goodwill.


Long-lived assets

The Company accounts for long-lived assets such as non-compete agreements and research contracts in accordance with the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company compares the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company records an impairment charge for the difference between the carrying amount of the asset and its fair value. Changes in events or circumstances impacting long-lived assets include, but are not limited to, cancellations or terminations of research contracts or pending government research grants.

Income taxes

Income taxes are accounted for under the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

Accounting for stock based compensation

The Company has adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As provided for by SFAS 123, the Company has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25")." Accordingly, compensation expense has been recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. The Company has adopted the disclosure provisions required by SFAS 123, as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure, an amendment to FASB Statement No. 123."

Had compensation cost for stock options granted been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per share would have been as follows:


                                                      Six Months Ended                 Three Months Ended
                                                           June 30,                         June 30,
                                                   2003               2002          2003             2002
                                             ---------------------------------   ----------------------------
 Net loss, as reported                        ($10,083,910)       ($845,242)     ($8,775,246)      ($439,085)
                                             =================================   ===========================
 Add: Stock-based non-employee
 compensation expense recorded
 under APB No. 25                                2,450,948          327,884        1,307,214         163,942
 Deduct: Total stock-based compensation
 expense determined under fair value
 based method for all awards                    (3,575,628)        (339,875)      (2,425,898)       (169,937)
                                             ---------------------------------   ---------------------------
 Pro forma net loss                           ($11,208,590)       ($857,233)     ($9,893,930)      ($445,080)
                                             =================================   ===========================

 Net loss per share:
 Basic and diluted -as reported                     ($0.52)          ($0.05)          ($0.41)         ($0.02)
                                             =================================   ===========================
 Basic and diluted -pro forma                       ($0.58)          ($0.05)          ($0.47)         ($0.02)
                                             =================================   ===========================




The fair value of the options granted to employees during 2003 and 2002 ranged from $2.50 to $5.80 on the date of the respective grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for 2003 and 2002: no dividend yield, expected volatility of 100%, risk free interest rates of 2.87%-4.50% and an expected term of 7 to 10 years.

2.       Merger and consolidation:

On April 30, 2003 Webtronics, Inc. entered into a merger agreement with Callisto Research Labs, LLC (formerly known as Callisto Pharmaceuticals, Inc.) and Synergy Pharmaceuticals Inc.,("Synergy") an unaffiliated company also in the development stage, under which agreement Callisto Research and Synergy agreed to merge in a stock for stock transaction and each become subsidiaries of Webtronics, Inc. Webtronics subsequently changed its name to Callisto Pharmaceuticals, Inc. Pursuant to the merger agreement 17,318,994 shares of Webtronics common stock were issued to holders of Callisto Research common stock and 4,395,684 shares to holders of Synergy common stock in exchange for outstanding Callisto Research and Synergy common stock. As a result of the merger there were a total of 23,217,578 Webtronics shares outstanding.

The 4,395,684 shares issued to the former shareholders of Synergy were valued at $6,593,526. The purchase price in excess of the tangible net worth acquired was allocated in full to the Synergy research and development projects which had not yet reached technological possibility and had no altenative use. The merged companies are considered to be in the development stage. No revenues have been realized and all activities have been concentrated in research and development of biopharmaceutical products yet to be approved by the Food and Drug Administration.

Net assumed liabilities in excess of Synergy assets acquired in the merger at April 30, 2003 were as follows:

     Cash                                                           $  9,501
     Accounts receivable                                             258,928
     Rent deposit                                                     44,746
     Fixed assets                                                     38,343
                                                                    --------

     Total assets acquired                                           351,518

     Accounts payable and other liabilities assumed                  591,446
                                                                     -------

     Net liabilities assumed in excess of assets acquired           $239,928
                                                                    ========

In addition purchased in-process research and development cost totaled $6,593,526 were charged to expense during the quarter ended June 30, 2003. The results of operations of Synergy for the period May 1, 2003 through June 30, 2003 are included in the consolidated statement of operations for the quarter and six months ended June 30, 2003, as well as the consolidated balance sheet as of June 30, 2003.


3. Cash and cash equivalents:

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

4. Proforma results of operations:

The following (unaudited) combined proforma results of operations for the six months ended June 30, 2003 and 2002 have been prepared as if the merger of the companies had occurred at January 1, 2003, and 2002

                                                      2003           2002
                                                      ----           ----

       Revenues                                    $              $
       Net loss                                   (10,261,075)     (1, 494,486)
       Net loss per common share
         (23,217,578 common shares)                      (.44)            (.06)


5.   Research and development:

The Company is engaged in various pharmaceutical patent and research and development projects under arrangements with various research facilities and universities whereby certain minimum annual fees and royalty payments are required to be paid. Research and development expense included in these financial statements are all expenditures made to research facilities and universities.


6.    Stock option plan:

In 1996, the Company adopted an incentive and non-qualified stock option plan (the"Plan") for employees, consultants and outside directors to purchase up to 2,000,000 shares of common stock. The Plan was amended in December 2002 to increase the number of shares authorized under the Plan to 10,000,000. The option term for options granted under the Plan is ten years from date of grant..

The following represent options outstanding for the six months ended June 30, 2003 and for the years ended December 31, 2002 and 2001 generally to non-employees:

                                                                       Total
                                                                     ----------
Balance, January 1, 2001                                              1,931,505

       Year 2001:
       Granted                                                          400,000
       Exercised                                                              -
                                                                     ----------

Balance, December 31, 2001                                            2,331,505

       Year 2002:
       Granted                                                          330,000
       Cancelled
       Exercised                                                              -
                                                                     ----------

Balance, December 31, 2002                                            2,661,505

Six month ended June 30, 2003:

       Granted                                                        3,286,055
       Exercised                                                              -
       Cancelled                                                       (917,333)
                                                                     ----------

Balance, June 30, 2003                                                5,030,227
                                                                     ==========

Options are exercisable at various prices as follows at June 30, 2003:

                            Exercise
                             Price           Total
                           ---------          ---------
                              $0.75             615,839
                               1.10             500,000
                               1.25             400,000
                               1.30             383,055
                               1.50           1,523,000
                               1.75              27,500
                               1.95             266,667
                               2.25              90,000
                               2.85             262,500
                               4.90             125,000
                               6.75              36,666
                               2.50             800,000 (A)
                                          -------------
                                              5,030,227
                                          =============

(A) Vesting subject to achievement of certain future drug development milestones.


8.    Income taxes:

The Company has available net operating tax loss carryforwards of approximately $7,000,000 through June 30, 2003 to offset future taxable income. The net deferred asset has been fully offset by a valuation allowance due to uncertainties regarding realization of benefits from future tax deductions

9.  Earnings per share:

The assumed exercise of options has not been used in the calculation of earnings per share as their use would be anti-dilutive.

10. Employment Contracts

On June 13, 2003, the Company entered into employment agreements with Gary S. Jacob, Ph.D., our Chief Executive Officer and Chief Scientific Officer and Kunwar Shailubhai, Ph.D., our Executive Vice President and Head of Research and Development. Each of their employment agreements is for a term of 18 months beginning June 13, 2003 and is automatically renewable for successive one year periods at the end of the term. Dr. Jacob's salary is $225,000 per year and he is eligible to receive a cash bonus of up to 15% of his salary per year. Dr. Jacob received a grant of 500,000 stock options which vest over a three year period and are exercisable at $1.50 per share.. Dr. Shailubhai's salary is $170,000 per year and he is eligible to receive a cash bonus of up to 15% of his salary per year. Dr. Shailubhai received a grant of 25,000 stock options which are fully vested and have an exercise price of $1.50 per share. Dr. Shailubhai also received a grant of 325,000 stock options which vest over a three year period and are exercisable at $1.50 per share.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with our financial statements and notes to those statements and other financial information appearing elsewhere in this Quarterly Report. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties.

Overview

We are a development stage biopharmaceutical company, whose primary focus is on biopharmaceutical product development. Since inception in June 1996 our efforts have been principally devoted to research and development, securing patent protection, obtaining corporate relationships and raising capital. Since inception through June 30, 2003, we have sustained cumulative net losses of $19,965,989. Our losses have resulted primarily from expenditures incurred in connection with the purchase of in-process research and development, stock compensation expenses, patent filing and maintenance, outside accounting and legal services and regulatory consulting fees.

From inception through June 30, 2003 we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years, if at all. Our lead drug candidate, Atiprimod, is a small molecule, orally available drug, with antiprolifererative and antiangiogenic activity. Atiprimod successfully completed Phase I clinical trials in rheumatoid arthritis patients and we plan to enter Atiprimod in a safety and proof of principle clinical trial in multiple myeloma patients. The IND application (Investigative New Drug) for Phase I of these clinical trials is planned to be filed with the FDA during the third quarter of 2003.

Our product development efforts are thus in their early stages and we cannot make estimates of the costs or the time it will take to complete. The risk of completion of any program is high because of the long duration of clinical testing, extended regulatory approval and review cycles and uncertainty of the costs. Net cash inflows from any products developed make take several years to achieve. We could however receive grants, contracts or technology licenses in the short-term. The amount and timing of these inflows, if any, is not known. We are also in the process of raising additional capital through a private placement of common stock which began in July 2003. There can be no assurance we will be successful in these fund raising efforts.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We believe that current resources will be sufficient to support planned operations through the fourth quarter 2003. These circumstances raise substantial doubt about our ability to continue as a going concern. Our plan is to continue product development beyond December 31, 2003 and seek additional research support and investment capital. There is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us. In the event that we are unable to raise additional funds, planned operations will need to be scaled back or discontinued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On April 30, 2003, pursuant to an Agreement and Plan of Merger dated March 10, 2003, as amended April 4, 2003 , Synergy Acquisition Corp., our wholly-owned subsidiary, merged into Synergy Pharmaceuticals Inc. and Callisto Pharmaceuticals, Inc., our wholly-owned subsidiary, merged into the predecessor of Callisto Research Labs, LLC. As a result of the merger Callisto Research and Synergy are our wholly owned subsidiaries. We issued 17,318,994 shares of our common stock in exchange for all outstanding Callisto Research, LLC common stock and an additional 4,395,684 shares in exchange for outstanding Synergy common stock.

Significant Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the notes to our financial statements include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Results of Operations


Three Months ended June 30, 2003 and June 30, 2002.

We had no revenues during the three months ended June 30, 2003 and 2002 because we do not have any commercial biopharmaceutical products, and we do not expect to have such product for several years, if at all.

Research and development expenses increased approximately 180% to $323,612 for the three months ended June 30, 2003 from $115,735 for the same period in 2002. The increase was primarily the result of the Synergy merger discussed elsewhere in this report. The results of operations of Synergy for the period May 1, 2003 through June 30, 2003 are included in the consolidated statement of operations for the quarter ended June 30, 2003, as well as the consolidated balance sheet as of June 30, 2003. The increase in research and development expense was primarily attributable to higher payroll as we retained two key Synergy executive staff scientists subsequent to the Synergy merger. Travel expenses also increased in the period as a result of travel associated with administering and managing the contractors and vendors involved in preparing the IND (Investigational New Drug) application for Atiprimod.

In addition we purchased in-process research and development cost as a result of the Synergy merger valued at $6,833,454. This cost (non-cash) was charged to expense during the quarter ended June 30, 2003 and there was no such cost during the quarter ended June 30, 2002. All of our product programs are in the early stage of development and we can not make estimates of the potential cost for any program to be completed or the time it will take to complete the project.

General and administrative expenses for the three months ended June 30, 2003 were $310,630, an increase of approximately 95% from $159,408 for the three months ended June 30, 2002. The increase was primarily due to higher legal, accounting and professional fees related to various regulatory filings related to the Synergy merger. In addition facilities and related office overhead increased as we assumed the short term lease obligation of Synergy on its New Jersey operations. It is anticipated that Synergy operations will be consolidated into our expanded New York City office during the third quarter 2003 with no material savings or increase in total facilities cost, however a rent deposit of $44,746 was incurred and capitalized during the three months ended June 30, 2003 to secure the additional space.

Net loss for the three months ended June 30, 2003 was $8,775,246 compared to a net loss of $439,085 incurred for the three months ended June 30, 2002. The increase in the net loss is the result of higher operating expenses as presented in more detail above, plus $1,307,214 of stock based compensation expense, recorded under APB25, attributable to the grant of stock options to non-employees for services rendered during the quarter ended June 30, 2003. Stock compensation expense attributable to grants awarded during the quarter ended June 30, 2002 totaled $163,942.

Six Months ended June 30, 2003 and June 30, 2002.

We had no revenues during the six months ended June 30, 2003 and 2002 because we do not have any commercial biopharmaceutical products, and we do not expect to have such product for several years, if at all.

Research and development expenses increased approximately 60% to $354,912 for the six months ended June 30, 2003 from $221,604 for the same period in 2002. The increase was primarily the result of the Synergy merger discussed elsewhere in this report. The results of operations of Synergy for the period May 1, 2003 through June 30, 2003 are included in the consolidated statement of operations for the six months ended June 30, 2003, as well as the consolidated balance sheet as of June 30, 2003. The increase in research and development expense was primarily attributable to higher payroll as we retained two key Synergy executive staff scientists subsequent to the Synergy merger. Travel expenses also increased in the period as a result of travel associated with administering and managing the contractors and vendors involved in preparing the IND (Investigational New Drug) application for Atiprimod.

In addition we purchased in-process research and development cost as a result of the Synergy merger valued at $6,833,454. This cost was charged to expense during the six months ended June 30, 2003 and there was no such cost during the same period ended June 30, 2002. All of our product programs are in the early stage of development and we can not make estimates of the potential cost for any program to be completed or the time it will take to complete the project.

General and administrative expenses for the six months ended June 30, 2003 were $444,260, an increase of approximately 50% from $295,754 for the six months ended June 30, 2002. The increase was primarily due to higher legal, accounting and professional fees related to various regulatory filings related to the Synergy merger. In addition facilities and related office overhead increased as we assumed the short term lease obligation of Synergy on its New Jersey operations. It is anticipated that Synergy operations will be consolidated into our expanded New York City office during the third quarter 2003 with no material savings or increase in total facilities cost. A rent deposit of $44,746 was incurred and capitalized during the six months ended June 30, 2003 to secure the additional space.

Net loss for the six months ended June 30, 2003 was $10,083,910 compared to a net loss of $845,242 incurred for the six months ended June 30, 2002. The increase in the net loss is the result of higher operating expenses as presented in more detail above, plus $2,450,948 of stock based compensation expense, recorded under APB25, attributable to the grant of stock options to non-employees for services rendered during the six months ended June 30, 2003. $327,884 of stock compensation expense was recorded for option grants awarded during the same period ended June 30, 2002.

Liquidity and Capital Resources


As of June 30, 2003 we had $1,269,257 in cash and cash equivalents, compared to $2,223,462 as of December 31, 2002. This decrease in cash of $954,205 during the six months ended June 30, 2003 was principally the result of $944,499 used in operating activities Our working capital as of June 30, 2003 totaled $678,257 as compared to $1,808,652 as of December 31, 2002. This decrease of $1,130,395 was primarily due to the cash used in operating activities, plus the assumption of the net liabilities of Synergy as a result of the merger discussed elsewhere in this report.


Our working capital requirements will depend upon numerous factors including but not limited to the nature, cost and timing of: pharmaceutical research and development programs; pre-clinical and clinical testing; obtaining regulatory approvals; technological advances and our ability to establish collaborative arrangements with research organizations and individuals needed to commercialize our products

Our capital resources will be focused primarily on the clinical development and regulatory approval of Atiprimod for multiple myeloma and bone resorption disease, a major complication associated with multiple myeloma disease. We plan to enter Atiprimod in a safety and proof of principle clinical trial in multiple myeloma patients. The IND (Investigative New Drug) application for Phase I of these trials is planned to be filed with the FDA during the third quarter of 2003.

On August 28, 2002, our wholly-owned subsidiary, Synergy Pharmaceuticals Inc. entered into a license agreement with AnorMED Inc. to license Atiprimod from AnorMED. The license agreement provides for milestone payments and royalties on net sales. Commencing on January 1, 2004 and on January 1 of each subsequent year we are obligated to pay AnorMED a maintenance fee of $200,000.

Our product development efforts are thus in their early stages and we cannot make estimates of the costs or the time it will take to complete. The risk of completion of any program is high because of the long duration of clinical testing, extended regulatory approval and review cycles and uncertainty of the costs. Net cash inflows from any products developed make take several years to achieve. We could however receive grants, contracts or technology licenses in the short-term. The amount and timing of these inflows, if any, is not known.

We are also in the process of raising additional capital through a private placement of common stock which began in July 2003. There can be no assurance we will be successful in these fund raising efforts.

Recent Developments

In addition to the merger described in Part II, Item 2 of this Report, on May 20, 2003, we effected a name change from Webtronics, Inc. to Callisto Pharmaceuticals, Inc. and we changed our corporate domicile from Florida to Delaware.


On June 13, 2003, we entered into employment agreements with Gary S. Jacob, Ph.D., our Chief Executive Officer and Chief Scientific Officer and Kunwar Shailubhai, Ph.D., our Executive Vice President and Head of Research and Development. Each of their employment agreements is for a term of 18 months beginning June 13, 2003 and is automatically renewable for successive one year periods at the end of the term. Dr. Jacob's salary is $225,000 per year and he is eligible to receive a cash bonus of up to 15% of his salary per year. Dr. Jacob received a grant of 500,000 stock options which vest over a three year period and are exercisable at $1.50 per share.. Dr. Shailubhai's salary is $170,000 per year and he is eligible to receive a cash bonus of up to 15% of his salary per year. Dr. Shailubhai received a grant of 25,000 stock options which are fully vested and have an exercise price of $1.50 per share. Dr. Shailubhai also received a grant of 325,000 stock options which vest over a three year period and are exercisable at $1.50 per share.


ITEM 3.  Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of the end of the period covered by this report, have concluded that our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated there under.

During the three months ended June 30, 2003, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Legal Proceedings.

         (c) On April 30, 2003, pursuant to an Agreement and Plan of Merger dated March 10, 2003, as amended April 4, 2003, Synergy Acquisition Corp., our wholly-owned subsidiary merged into Synergy Pharmaceuticals Inc. and Callisto Acquisition Corp., our wholly-owned subsidiary merged into the corporate predecessor of Callisto Research Labs, LLC (the "Merger"). As a result of the Merger, Callisto Research Labs, LLC and Synergy Pharmaceuticals Inc. are wholly-owned subsidiaries of our company. In the Merger we issued 17,318,994 shares of our common stock in exchange for outstanding Callisto Research Labs, LLC common stock and an additional 4,395,684 shares in exchange for outstanding Synergy Pharmaceuticals Inc. common stock. The issuance of shares was done in accordance with Regulation D under the Securities Act of 1933, as amended. In connection therewith, a filing on Form D with the Securities and Exchange Commission was made on May 15, 2003.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

10.1 Employment Agreement dated June 13, 2003 by and between Callisto Pharmaceuticals, Inc. and Gary S. Jacob

10.2 Employment Agreement dated June 13, 2003 by and between Callisto Pharmaceuticals, Inc. and Kunwar Shailubhai

10.3 Employment Agreement dated June 13, 2003 by and between Callisto Pharmaceuticals, Inc. and Donald Picker

31.1  Certification of Chief Executive Officer required by Rule
      13a-14(a)/15d-14(a) under the Exchange Act

31.2 Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K.

On May 15, 2003, we filed a Form 8-K describing a change in control of the registrant and the acquisition of Synergy Pharmaceuticals, Inc.

On May 28, 2003, we filed a Form 8-K describing a press release announcing our change of corporate domicile from Florida to Delaware and change of corporate name from Webtronics, Inc. to Callisto Pharmaceuticals, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          CALLISTO PHARMACEUTICALS, INC.
                                          ------------------------------
                                                   (Registrant)

  Date: August 19, 2003                          /s/ Gary S. Jacob
                                                 -----------------
                                                   Gary S. Jacob
                                          Acting Chief Executive Officer

  Date: August 19, 2003                       /s/ Bernard F. Denoyer
                                              ----------------------
                                                Bernard F. Denoyer
                                            Principal Financial Officer