Form 10QSB/A
period 2003-06-30
CALLISTO PHARMACEUTICALS INC
filed 2003-12-02
CIK 1142380

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

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

                                Webtronics, Inc.
                         420 Lexington Avenue, Suite 601
                            New York, New York 10170
                            ------------------------
      (Former Name, Former Address and Former Fiscal Year, if changed since last report)

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


    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10QSB for the quarter ended June 30, 2003 is being filed to reflect certain changes on the Condensed Consolidated Balance Sheet as of June 30, 2003, the Condensed Consolidated Statements of Operations for the three and six months ending June 30, 2003 and 2002 and for the period June 5, 1996 (inception) to June 30, 2003, and the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2003 and 2002 and June 5, 1996 (inception) to June 30, 2003. The restatements
(i) correct errors in calculating stock based compensation expense, (ii) reclassify on the Condensed Consolidated Balance Sheet as of June 30, 2003 certain amounts in prepaid other to rent deposit, (iii) correct errors in classification of general and administrative expenses and research and development expenses, (iv) expense the $400,000 costs associated with the Webtronics, Inc. acquisition as general and administrative expense in June 2002 previously charged to additional-paid-in capital on the Condensed Consolidated Balance Sheet as of June 30, 2003, (v) add disclosure regarding the amount of non-Plan options to Note 7 of the Notes to June 30, 2003 Condensed Consolidated Financial Statements and (vi) add a description of Callisto's license agreement with AnorMED, Inc. to Note 10 of the Notes to June 30, 2003 Condensed Consolidated Financial Statements. In addition, a section describing our significant accounting policies has been added to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. This Amendment No.1 amends and restates only those sections of the previously filed Form 10QSB that have been affected by the corrections and clarifications discussed above.

                         CALLISTO PHARMACEUTICALS, INC.
                                  FORM 10-QSB/A
                                    CONTENTS

PART I  -- FINANCIAL INFORMATION                                           Page
                                                                           ----

      Item 1.  Financial Statements

               Unaudited Condensed Consolidated Balance Sheet as of
               June 30, 2003                                                2

               Unaudited Condensed Consolidated Statements of
               Operations for the Three and Six Months Ended
               June 30, 2003 and 2002 and the period June 5,
               1996 (Inception) to June 30, 2003                            3

               Unaudited Condensed Consolidated Statements of
               Cash Flows for the Six Months Ended June 30,
               2003 and 2002 and for the period June 5, 1996
               (Inception) to June 30, 2003                                 4

               Notes to Unaudited Condensed Consolidated Financial
               Statements                                                   5

      Item 2.  Management's Discussion and Analysis of Financial           10
               Condition and Results of Operations
                                                                           13
      Item 3.  Controls and Procedures

PART II  -- OTHER INFORMATION

      Item 2.  Changes in Securities and Use of Proceeds                   13

      Item 6.  Exhibits and Reports on Form 8-K                            13

               Signatures                                                  14

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         CALLISTO PHARMACEUTICALS, INC.
                          (A Development Stage Company)

            CONDENSED CONSOLIDATED BALANCE SHEET as of JUNE 30, 2003
                                   (Unaudited)

                                     ASSETS


Current assets:
     Cash and cash equivalents                                     $  1,269,257

     Prepaid insurance ($146,614) and other current assets              217,150
                                                                   ------------
                                                                      1,486,407
                                                                   ------------
Fixed assets, net of accumulated
  depreciation of $18,244                                                66,393
                                                                   ------------

Other assets:

     Rent deposit                                                        47,246
                                                                   ------------
                                                                         47,246
                                                                   ------------
                                                                   $  1,600,046
                                                                   ============



                      LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable, accruals and other current liabilities           $    810,650
                                                                   ------------

Shareholders' equity:
     Common stock $.0001 par value, 60,000,000 authorized
       shares and issued and outstanding
       23,217,578                                                         2,319
     Additional paid-in-capital                                      27,524,642
       Unamortized deferred stock based compensation                 (6,707,470)
     Accumulated deficit during the development stage               (20,030,095)
                                                                   ------------
                                                                        789,396
                                                                   ------------
                                                                   $  1,600,046
                                                                   ============



         The accompanying notes are an integral part of these condensed consolidated financial statements

                         CALLISTO PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                           Six Months Ended                       Three Months Ended                June 5, 1996
                                               June 30,                                June 30,                   (Inception) to
                                       2003                 2002               2003                2002            June 30, 2003
                                  ---------------     ---------------     ---------------     ---------------     ---------------
Revenues                          $            --     $            --     $            --     $            --     $            --
                                  ---------------     ---------------     ---------------     ---------------     ---------------
Costs and expenses:
Research and development                  308,986             298,527             231,532             115,735           3,838,477
General and administrative                490,563             618,831             403,166             559,408           4,887,999
Purchased in process R&D                6,833,454                  --           6,833,454                  --           6,833,454
Stock based compensation                3,306,550             167,954           2,429,987              83,977           4,470,165
                                  ---------------     ---------------     ---------------     ---------------     ---------------

Net loss                          $   (10,939,552)    $    (1,085,312)    $    (9,898,139)    $      (759,120)    $   (20,030,095)
                                  ---------------     ===============     ===============     ===============     ===============
Weighted average shares
  outstanding:
       basic and diluted               19,306,915          17,318,944          21,272,990          17,318,944                  --
Net loss per common share:
       basic and diluted          $         (0.57)    $         (0.06)    $         (0.47)    $         (0.04)                 --



         The accompanying notes are an integral part of these condensed consolidated financial statements

                         CALLISTO PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                            For the Six         For the Six        June 5, 1996
                                                                            Months Ended       Months Ended       (Inception) to
                                                                           June 30, 2003       June 30, 2002       June 30, 2003
                                                                          ---------------     ---------------     ---------------
Cash flows from operating activities:
Net loss                                                                  $   (10,939,552)    $    (1,085,312)    $   (20,030,095)
Adjustments to reconcile net loss to
Net cash used in operating activities:
         Purchased in process research and development                          6,833,454                  --           6,833,454
         Stock based compensation                                               3,306,550             167,954           4,470,165
         Depreciation and amortization                                              7,810               6,027              18,204
         Unrealized loss on investment                                                 --                  --              30,986
         Common and preferred stock issued for services                                --                  --              91,667
         Cancellation of note receivable                                               --                  --              91,770
         Increase in note receivable                                                   --                  --             (91,770)

Changes in operating assets and liabilities

         Increase in prepaid insurance
                    and other current assets                                     (179,253)            (24,533)           (217,150)
         Increase in accounts payable, accruals and other liabilities              23,992              41,543             704,244
                                                                          ---------------     ---------------     ---------------
         Total adjustments                                                      9,992,553             190,991          11,931,570
                                                                          ---------------     ---------------     ---------------
     Net cash used in operating activities                                       (946,999)           (894,321)         (8,098,525)
                                                                          ---------------     ---------------     ---------------


Cash flows from investing activities:

         Acquisition of furniture & equipment                                     (54,452)            (11,485)            (84,627)

         Rent deposit                                                              47,246                  --              47,246

         Proceeds (loss) on sale of marketable securities                              --                  --             (30,986)
                                                                          ---------------     ---------------     ---------------

         Net cash used in investing activities                                     (7,206)            (11,485)            (68,367)
                                                                          ---------------     ---------------     ---------------

Cash flows from financing activities:

         Issuance of common and preferred stock (net of repurchases)                   --                  --           9,436,149
                                                                          ---------------     ---------------     ---------------

     Net cash provided by financing activities                                         --                  --           9,436,149
                                                                          ---------------     ---------------     ---------------

Net (decrease) increase in cash and cash equivalents                             (954,205)           (905,806)          1,269,257
Cash and cash equivalents at beginning of period                                2,223,462           3,627,479                  --
                                                                          ---------------     ---------------     ---------------
Cash and cash equivalent at end of period                                 $     1,269,257     $     2,721,673     $     1,269,257
                                                                          ===============     ===============     ===============


Supplementary disclosures of cash flows information:
      Cash paid for taxes                                                 $        28,858     $            --     $        48,152
                                                                          ===============     ===============     ===============


         The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO JUNE 30, 2003 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of presentation:

The accompanying unaudited condensed consolidated financial statements of Callisto Pharmaceuticals, Inc., and its wholly owned subsidiary Synergy Pharmaceuticals Inc. ("Synergy") acquired April 30, 2003 (collectively the "Company" or "Callisto", a development stage company), have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by GAAP for complete financial statements. Certain prior year expenses in our unaudited Condensed Consolidated Statement of Operations have been reclassified to conform to our current year results. These statements should be read in conjunction with the Callisto's audited financial statements and notes thereto for the year ended December 31, 2002, included in Form 8-K filed with the SEC on May 15, 2003.

This Amendment No. 1 to our Quarterly Report on Form 10QSB for the quarter ended June 30, 2003 is being filed to reflect certain changes on the Condensed Consolidated Balance Sheet as of June 30, 2003, the Condensed Consolidated Statements of Operations for the three and six months ending June 30, 2003 and 2002 and for the period June 5, 1996 (inception) to June 30, 2003, and the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2003 and 2002 and June 5, 1996 (inception) to June 30, 2003. The restatements
(i) correct errors in calculating stock based compensation expense, (ii) reclassify on the Condensed Consolidated Balance Sheet as of June 30, 2003 certain amounts in prepaid other to rent deposit, (iii) correct errors in classification of general and administrative expenses and research and development expenses, (iv) expense the $400,000 costs associated with the Webtronics, Inc. acquisition as general and administrative expense in June 2002 previously charged to additional-paid-in capital on the Condensed Consolidated Balance Sheet as of June 30, 2003, (v) add disclosure regarding the amount of non-Plan options to Note 7 of the Notes to June 30, 2003 Condensed Consolidated Financial Statements and (vi) add a description of Callisto's license agreement with AnorMED, Inc. to Note 10 of the Notes to June 30, 2003 Condensed Consolidated Financial Statements. In addition, a section describing our significant accounting policies has been added to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. This Amendment No.1 amends and restates only those sections of the previously filed Form 10QSB that have been affected by the corrections and clarifications discussed above.

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

Long-lived assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company compares the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company records an impairment charge for the difference between the carrying amount of the asset and its fair value. Changes in events or circumstances impacting long-lived assets include, but are not limited to, cancellations or terminations of research contracts or pending government research grants.

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

Had compensation cost for stock options granted to employees been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per share would have been as follows:

                                                               Six Months Ended                       Three Months Ended
                                                                    June 30,                                June 30,
                                                           2003                2002                2003                2002
                                                      ---------------     ---------------     ---------------     ---------------
Net loss, as reported                                 $   (10,939,552)    $    (1,085,312)    $    (9,898,139)    $      (759,120)

Add: Stock-based employee
compensation expense recorded
under APB 25                                                1,185,015              19,500           1,175,265               9,750
Deduct: Total stock-based compensation
expense determined under fair value
based method for employee options                          (1,385,973)            (23,281)         (1,374,332)            (11,641)
                                                      ---------------     ---------------     ---------------     ---------------
Pro forma net loss                                    $   (11,140,510)    $    (1,089,093)    $   (10,097,207)    $      (761,010)
                                                      ===============     ===============     ===============     ===============

Net loss per share:
Basic and diluted -as reported                        $         (0.57)    $         (0.06)    $         (0.47)    $         (0.04)
                                                      ===============     ===============     ===============     ===============
Basic and diluted -pro forma                          $         (0.58)    $         (0.06)    $         (0.47)    $         (0.04)
                                                      ===============     ===============     ===============     ===============


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

3. Merger and consolidation:

On April 30, 2003 Webtronics, Inc. entered into a merger agreement with Callisto Research Labs, LLC (" Callisto Research", formerly known as Callisto Pharmaceuticals, Inc.) and Synergy Pharmaceuticals Inc.,("Synergy") an unaffiliated company also in the development stage, under which agreement Callisto Research and Synergy agreed to merge in a stock for stock transaction and each become subsidiaries of Webtronics, Inc. Webtronics subsequently changed its name to Callisto Pharmaceuticals, Inc. Pursuant to the merger agreement 17,318,994 shares of Webtronics common stock were issued to holders of Callisto Research common stock and 4,395,684 shares to holders of Synergy common stock in exchange for outstanding Callisto Research and Synergy common stock.

The 4,395,684 shares issued to the former shareholders of Synergy were valued at $6,593,526. The purchase price in excess of the tangible net worth acquired was allocated in full to the Synergy research and development projects which had not yet reached technological possibility and had no alternative use.

Net assumed liabilities in excess of Synergy assets acquired in the merger at April 30, 2003 were as follows:



Cash                                                            $         9,501
Accounts receivable                                                     258,928
Rent deposit                                                             44,746
Fixed assets                                                             38,343
                                                                ---------------

Total assets acquired                                                   351,518

Accounts payable and other liabilities assumed                          591,446
                                                                ---------------

Net liabilities assumed in excess of assets acquired            $       239,928
                                                                ===============



The merged companies are considered to be in the development stage. No revenues have been realized and all activities have been concentrated in research and development of biopharmaceutical products yet to be approved by the Food and Drug Administration. The value of the shares issued to former Synergy shareholders in the merger plus the net liabilities assumed in excess of assets acquired totaling $6,833,454 was charged to expense during the quarter ended June 30, 2003. The results of operations of Synergy for the period May 1, 2003 through June 30, 2003 are included in the consolidated statement of operations for the quarter and six months ended June 30, 2003, as well as the consolidated balance sheet as of June 30, 2003.

4. Cash and cash equivalents:

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

5. Proforma results of operations:

The following (unaudited) combined proforma results of operations for the six months ended June 30, 2003 and 2002 have been prepared as if the merger of the companies had occurred at January 1, 2003, and 2002

                                                 2003                 2002
                                            ---------------     ---------------

Revenues                                    $          --       $          --
Net loss                                        (11,366,548)         (1,677,982)
Net loss per common share
  (23,217,578 common shares)                           (.49)               (.07)


6. Research and development:

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

7. Stock option plan:

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

The following represent options outstanding for the six months ended June 30, 2003 and for the years ended December 31, 2002 and 2001 generally to non-employees:


                                                                     Total
                                                                ---------------
Balance, January 1, 2001                                              1,931,505

       Year 2001:
       Granted                                                          400,000
       Exercised                                                             --
                                                                ---------------

Balance, December 31, 2001                                            2,331,505

       Year 2002:
       Granted                                                          330,000
       Cancelled
       Exercised                                                             --
                                                                ---------------

Balance, December 31, 2002                                            2,661,505

Six month ended June 30, 2003:

       Granted                                                        3,286,055
       Exercised                                                             --
       Cancelled                                                       (917,333)
                                                                ---------------

Balance, June 30, 2003                                                5,030,227
                                                                ===============



Included in the above balance at June 30, 2003 were 2,386,338 non-Plan options. Options are exercisable at various prices as follows at June 30, 2003:


                                           Exercise
                      Price                  Total
                      -----            ---------------
                      $0.75                    615,839
                       1.10                    500,000
                       1.25                    400,000
                       1.30                    383,055
                       1.50                  1,523,000
                       1.75                     27,500
                       1.95                    266,667
                       2.25                     90,000
                       2.85                    262,500
                       4.90                    125,000
                       6.75                     36,666
                       2.50                    800,000 (A)
                                       ---------------
                                             5,030,227
                                       ===============



(A) Vesting subject to achievement of certain future drug development milestones.

8. Income taxes:

At December 31, 2002, the Company had available net operating tax loss carry forwards of approximately $8,000,000 for income tax purposes expiring through 2022 to offset future taxable income. The net deferred tax asset has been fully offset by a valuation allowance due to uncertainties regarding realization of benefits from these future tax deductions. As a result of the change in control provisions of Internal Revenue Code Section 382, a significant portion of these net operating loss carry forwards may be subject to limitation on future utilization.

9. Loss per share:

The assumed exercise of all the Company's outstanding options was excluded from the computation of net loss per share due to their anti-dilutive effect as a result of the net losses reported for the three and six months ended June 30, 2003 and 2002.
..

10. Contractual Obligations:

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

Overview

We are a development stage biopharmaceutical company, whose primary focus is on biopharmaceutical product development. Since inception in June 1996 our efforts have been principally devoted to research and development, securing patent protection, obtaining corporate relationships and raising capital. Since inception through June 30, 2003, we have sustained cumulative net losses of $20,030,095. Our losses have resulted primarily from expenditures incurred in connection with the purchase of in-process research and development, stock compensation expenses, patent filing and maintenance, outside accounting and legal services and regulatory consulting fees.

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

On April 30, 2003, pursuant to an Agreement and Plan of Merger dated March 10, 2003, as amended April 4, 2003, Synergy Acquisition Corp., our wholly-owned subsidiary, merged into Synergy Pharmaceuticals Inc. ("Synergy") and Callisto Pharmaceuticals, Inc., our wholly-owned subsidiary, merged into the predecessor of Callisto Research Labs, LLC (`Callisto Research"). As a result of the merger Callisto Research and Synergy are our wholly owned subsidiaries. We issued 17,318,994 shares of our common stock in exchange for all outstanding Callisto Research, LLC common stock and an additional 4,395,684 shares in exchange for outstanding Synergy common stock.

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

Research and development expenses increased 100% to $231,532 for the three months ended June 30, 2003 from $115,735 for the same period in 2002. The increase was primarily the result of the Synergy merger discussed elsewhere in this report. The results of operations of Synergy for the period May 1, 2003 through June 30, 2003 are included in the consolidated statement of operations for the quarter ended June 30, 2003, as well as the consolidated balance sheet as of June 30, 2003. The increase in research and development expense was primarily attributable to higher payroll as we retained two key Synergy executive staff scientists subsequent to the Synergy merger. Travel expenses also increased in the period as a result of travel associated with administering and managing the contractors and vendors involved in preparing the IND (Investigational New Drug) application for Atiprimod.

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

General and administrative expenses for the three months ended June 30, 2003 were $403,166, a decrease of approximately 28% from $559,408 for the three months ended June 30, 2002. During the quarter ended June 30, 2002 we incurred a charge of $400,000 associated with the purchase of Webtronics, Inc., a public company with limited operations, where no such expenses were incurred in quarter ended June 30, 2003. This decrease was partially offset by higher legal, accounting and professional fees related to various regulatory filings related to the Synergy merger during the quarter ended June 30, 2003. In addition facilities and related office overhead increased as we assumed the short term lease obligation of Synergy on its New Jersey operations. It is anticipated that Synergy operations will be consolidated into our expanded New York City office during the third quarter 2003 with no material savings or increase in total facilities cost, however a rent deposit of $44,746 was incurred and capitalized during the three months ended June 30, 2003 to secure the additional space.


Net loss for the three months ended June 30, 2003 was $9,898,139 compared to a net loss of $759,120 incurred for the three months ended June 30, 2002. The increase in the net loss is the result of higher operating expenses as presented in more detail above, plus $2,429,987 of stock based compensation expense compared to $83,977 recorded in the quarter ended June 30, 2002.

Six Months ended June 30, 2003 and June 30, 2002.

We had no revenues during the six months ended June 30, 2003 and 2002 because we do not have any commercial biopharmaceutical products, and we do not expect to have such product for several years, if at all.

Research and development expenses increased approximately 4% to $308,986 for the six months ended June 30, 2003 from $298,527 for the same period in 2002. The increase in research and development expense was primarily attributable to expenses associated with administering and managing the contractors and vendors who will be involved in preparing the IND (Investigational New Drug) application for Atiprimod during the third quarter of 2003.

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

General and administrative expenses for the six months ended June 30, 2003 were $490,563, a decrease of approximately 21% from $618,831 for the six months ended June 30, 2002. The decrease was primarily due to the $400,000 charge in the three months ended June 30, 2002 discussed above, partially offset by higher legal, accounting and professional fees related to various regulatory filings related to the Synergy merger in 2003. In addition facilities and related office overhead increased as we assumed the short term lease obligation of Synergy on its New Jersey operations. A rent deposit of $44,746 was incurred and capitalized during the six months ended June 30, 2003 to secure the additional space.

Net loss for the six months ended June 30, 2003 was $10,939,552 compared to a net loss of $1,085,312 incurred for the six months ended June 30, 2002. The increase in the net loss is primarily the result of the purchased in process research and development cost discussed above plus $3,306,550 of stock based compensation expense recorded during the six months ended June 30, 2003, as compared to $167,954 recorded during the same period ended June 30, 2002.

Liquidity and Capital Resources

As of June 30, 2003 we had $1,269,257 in cash and cash equivalents, compared to $2,223,462 as of December 31, 2002. This decrease in cash of $954,205 during the six months ended June 30, 2003 was principally the result of $946,999 used in operating activities. Our working capital as of June 30, 2003 totaled $675,757 as compared to $1,808,652 as of December 31, 2002. This decrease of $1,132,895 was primarily due to the cash used in operating activities, plus the assumption of the net liabilities of Synergy as a result of the merger discussed elsewhere in this report.

Our working capital requirements will depend upon numerous factors including but not limited to the nature, cost and timing of: pharmaceutical research and development programs; pre-clinical and clinical testing; obtaining regulatory approvals; technological advances and our ability to establish collaborative arrangements with research organizations and individuals needed to commercialize our products

Our capital resources will be focused primarily on the clinical development and regulatory approval of Atiprimod for multiple myeloma and bone resorption disease, a major complication associated with multiple myeloma disease. We plan to enter Atiprimod in a safety and proof of principle clinical trial in multiple myeloma patients. The IND (Investigative New Drug) application for Phase I/IIa of these trials is planned to be filed with the FDA during the third quarter of 2003.

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

There were no significant changes in our internal controls over financial reporting that could significantly affect internal controls subsequent to June 30, 2003, except that we recently implemented additional controls and procedures designed to better monitor and record capital transactions including stock based compensation transactions.

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

Item 6. Exhibits and Reports on Form 8-K



   (a)     Exhibits

   10.1 Employment Agreement dated June 13, 2003 by and between Callisto Pharmaceuticals, Inc. and Gary S. Jacob *

   10.2 Employment Agreement dated June 13, 2003 by and between Callisto Pharmaceuticals, Inc. and Kunwar Shailubhai *

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

    *      Previously filed

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

                         CALLISTO PHARMACEUTICALS, INC.
                                  (Registrant)





        Date: December 1, 2003                    /s/ Gary S. Jacob
                                                  -----------------
                                                    Gary S. Jacob
                                           Acting Chief Executive Officer

        Date: December 1, 2003                 /s/ Bernard F. Denoyer
                                               ----------------------
                                                 Bernard F. Denoyer
                                             Principal Financial Officer