Form 10KSB
period 2003-12-31
CALLISTO PHARMACEUTICALS INC
filed 2004-04-14
CIK 1142380

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

         (Mark one)
|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended: December 31, 2003
                                    -----------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to ___________

                        Commission file number 333-63474

                         Callisto Pharmaceuticals, Inc.
                 (Name of small business issuer in its charter)

         Delaware                                         13-3894575
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

420 Lexington Avenue, Suite 2500, New York, New York           10170
----------------------------------------------------        ------------
(Address of Principal Executive Offices)                     (Zip Code)

                                 (212) 297-0010
                                 --------------
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
      None                                               None

Securities registered under Section 12(g) of the Exchange Act:

Title of class
--------------

None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
                          |X|  Yes      |_|  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for the year ended December 31, 2003 were $-0- .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 6, 2004, based on the closing bid price on such date, was $71,669,572.

As of April 6, 2004 the issuer had a total of 27,023,993 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): |_| Yes      |X| No

                         CALLISTO PHARMACEUTICALS, INC.
                                   FORM 10-KSB
                                      INDEX


------------------   --------------------------------------   --------
PART I                                                        PAGE
------------------   --------------------------------------   --------
Item 1.              Description of Business                  5
------------------   --------------------------------------   --------
Item 2.              Description of Property                  31
------------------   --------------------------------------   --------
Item 3.              Legal Proceedings                        31
------------------   --------------------------------------   --------
Item 4.              Submission of Matters to a Vote of       31
                     Security Holders
------------------   --------------------------------------   --------
PART II
------------------   --------------------------------------   --------
Item 5.              Market for Common  Equity and Related    32
                     Stockholder Matters
------------------   --------------------------------------   --------
Item 6.              Management's Discussion and Analysis     33
------------------   --------------------------------------   --------
Item 7.              Consolidated Financial Statements        39
------------------   --------------------------------------   --------
Item 8.              Changes In and Disagreements with        39
                     Accountants on Accounting and
                     Financial Disclosure
------------------   --------------------------------------   --------
Item 8A.             Controls and Procedures                  39
------------------   --------------------------------------   --------
PART III
------------------   --------------------------------------   --------
Item 9.              Directors and Executive Officers of      41
                     the Registrant
------------------   --------------------------------------   --------
Item 10.             Executive Compensation                   46
------------------   --------------------------------------   --------
Item 11.             Security Ownership of Certain            51
                     Beneficial Owners and Management
------------------   --------------------------------------   --------
Item 12.             Certain Relationships and Related        53
                     Transactions
------------------   --------------------------------------   --------
Item 13.             Exhibits and Reports on Form 8-K         53
------------------   --------------------------------------   --------

------------------    -------------------------------------   --------
Item 14.              Principal Accountant Fees and           56
                      Services
------------------    -------------------------------------   --------
Signatures                                                    57
------------------    -------------------------------------  ---------

                                     PART I

         This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are characterized by future or conditional verbs and include, but are not limited to, statements regarding the results of product development efforts, clinical trials and applications for marketing approval of pharmaceutical products, and the scope and success of future operations. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed under "Risk Factors" and elsewhere in this Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change.

Item 1.  Description of Business.

         Callisto Pharmaceuticals, Inc. is referred to throughout this report as "Callisto," "we" or "us."

         We are a biopharmaceutical company focused on the development of drugs to treat multiple myeloma (an incurable blood cancer that invades and proliferates in bone marrow), other cancers and osteolytic bone disease. Our lead drug candidate, Atiprimod, is a small-molecule, orally available drug with antiproliferative and antiangiogenic activity.

         Atiprimod successfully completed Phase I clinical trials in rheumatoid arthritis patients and in April 2004 we expect to commence a Phase I/IIa open-label clinical trial of Atiprimod in relapsed multiple myeloma patients. These are patients that no longer respond to chemotherapy, and are in advanced stages of the disease. The Phase I/IIa clinical trial will be performed at two sites, the Dana-Farber Cancer Institute (Boston) and The University of Texas M.D. Anderson Cancer Center (Houston). On January 6, 2004, we announced that the Office of Orphan Products Development of the United States Food and Drug Administration (FDA) granted orphan drug designation to Atiprimod for the treatment of multiple myeloma.

         In March 2002, Callisto Pharmaceuticals, Inc. ("Old Callisto") purchased 99.7% of the outstanding common shares of Webtronics, Inc., ("Webtronics") a public company for $400,000. Webtronics was incorporated in Florida on February 2, 2001 and had limited operations at December 31, 2002.

         On April 30, 2003, pursuant to an Agreement and Plan of Merger dated March 10, 2003, as amended April 4, 2003, Synergy Acquisition Corp., a wholly-owned subsidiary of Webtronics merged into Synergy Pharmaceuticals Inc. ("Synergy") and Callisto Acquisition Corp., a wholly-owned subsidiary of Webtronics merged into Old Callisto (collectively, the "Merger"). As a result of the Merger, Old Callisto and Synergy became wholly-owned subsidiaries of Webtronics. In the Merger Webtronics issued 17,318,994 shares of its common stock in exchange for outstanding Old Callisto common stock and an additional 4,395,684 shares in exchange for outstanding Synergy common stock. Old Callisto changed its name to Callisto Research Labs, LLC ("Callisto Research") and Webtronics changed its name to Callisto Pharmaceuticals, Inc. and changed its state of incorporation from Florida to Delaware. Subsequently, 65,757 shares of common stock issued to former Synergy shareholders were returned to us under the terms of certain indemnification agreements.

            On February 24, 2004, we entered into an agreement with Houston Pharmaceuticals, Inc. ("HPI"), a privately held company, to acquire rights to a novel cancer platform technology that deals with the design of novel intercalator drug candidates that specifically target sites on DNA using a technique referred to as site-directed intercalation. The site-directed intercalation technology has resulted in the identification of a lead drug candidate for melanoma that shows remarkable selectivity for human melanoma cancer cell lines. We intend to pre-clinically evaluate this compound as a drug candidate to treat melanoma. We intend to further explore the site-directed intercalation technology as a platform to provide new anti-cancer drug candidates for development.

Atiprimod To Treat Multiple Myeloma

         On August 28, 2002, our wholly-owned subsidiary, Synergy, entered into a license agreement with AnorMED Inc. ("AnorMED"), a Canadian corporation, to license Atiprimod (SKF 106615) from AnorMED. Atiprimod is one of a class of compounds known as azaspiranes and was originally developed as a potential treatment for rheumatoid arthritis based on encouraging data from a number of animal models of arthritis and autoimmune indications. The development of this drug originated with a partnership between AnorMED and SmithKline Beecham that led to the successful filing of an investigational new drug application, or IND, and completion of three Phase I clinical trials involving a total of 63 patients. The drug successfully completed both single and multiple dose Phase I clinical trials in patients with rheumatoid arthritis. Both trials evaluated the safety and pharmacokinetics (how the body takes up and eliminates drugs) of Atiprimod and showed that the drug is well tolerated. In the third Phase I clinical trial, the drug was found to be well tolerated in an open label extension study performed with 43 patients from the first two studies, with patients on the drug for as long as one year.

Preclinical Studies

         Atiprimod's specific lowering effect on the level of key growth factors known to play an important role in the pathogenesis of multiple myeloma is the basis for its potential use as a drug to treat this disease. Atiprimod has been shown to inhibit the production of the pro-inflammatory mediators IL-6 and TNFa in a number of animal models of inflammation and autoimmune disease. Atiprimod has also been demonstrated using in vitro models of autocrine and paracrine growth to inhibit proliferation of a number of human multiple myeloma cell lines. Characterization of the mechanism of Atiprimod's antiproliferative activity in a series of experiments showed that the drug works by inducing apoptosis (programmed cell death) in myeloma cells. In a second series of experiments performed with Atiprimod on co-cultures composed of multiple myeloma cells plus bone marrow stromal cells (used to simulate the human disease), the drug was found to have a profound effect on secretion of the angiogenic growth factor VEGF. A separate set of experiments also suggest an additional explanation for the disease modifying activity of Atiprimod originally observed in adjuvant-induced arthritic-rat animal studies, and provide a further rationale for the application of this drug to treat multiple myeloma. Using a bone resorption assay to measure the effect of drug on osteoclast-mediated bone resorption, Atiprimod demonstrated a profound effect on osteoclast function. The drug appears to be selectively toxic for activated osteoclasts, displaying a negligible effect on bone marrow stromal cells. Atiprimod has also recently been demonstrated to show anti-cancer activity in the low micromolar range in human colorectal cancer cell lines and in a number of other human tumor cell lines. The drug was found to induce apoptosis and display anti-angiogenic activity. Additional anticancer uses for Atiprimod are presently being evaluated preclinically.

Completed Clinical Studies

         Atiprimod successfully completed single and multiple dose Phase I clinical trials in patients with rheumatoid arthritis (RA). In the initial Phase I study, 28 patients were given single escalating doses of drug (0.002 - 1.0 mg/kg), with a 4-month follow-up. Atiprimod was well tolerated, displaying no clinically relevant changes in any laboratory parameters. In particular, liver function tests remained in the normal range. The second Phase I study involved a 28-day multiple-dose-rising study in 35 RA patients. The study evaluated the effect of food on bioavailability, as well as the safety and pharmacokinetics of repeat dosing. Dosages included 0.1, 1.0, 5.0, and 10 mg/day plus a 14-day cohort at 30 mg/day, with 4-month follow-up. All doses were well tolerated and clinical tests were unremarkable. Significantly, reductions in tender and swollen joint counts were noted in a number of subjects during the course of the dosing period. Individuals from the two Phase I safety studies were also involved in a Phase I open-label extension trial. Forty-three patients entered the study and remained on the drug as long as 12 months. Clinical laboratory results for all patients were unremarkable; in particular liver enzyme levels remained within the normal range in all patients throughout the study period.

Development Strategy

         On September 23, 2003, we submitted to the FDA an IND for Atiprimod to treat multiple myeloma patients. In April 2004 we expect to commence a Phase I/IIa clinical trial of Atiprimod in relapsed multiple myeloma patients at two sites, the Dana-Farber Cancer Institute (Boston) and The University of Texas M.D. Anderson Cancer Center (Houston). Institutional review board approval from both sites was received in March 2004. The clinical trial will be an open label study, with the primary objective assessing safety of drug and identifying the maximum tolerated dose. The secondary objectives are to measure the pharmacokinetics, evaluate the response in patients with refractory disease and to identify possible surrogate responses to drug to better determine the mechanism of drug action. The duration of this clinical study will depend on how well the drug is tolerated, and on drug response, with final results not available until the fourth quarter of 2004 or the first quarter of 2005. If Atiprimod produces positive responses, we intend to initiate a Phase IIb trial in relapsed multiple myeloma patients in 2005.

         Although the primary indication of this Phase I/IIa clinical trial will focus on multiple myeloma, the clinical trial will also look at bone resorption, a considerable problem in multiple myeloma patients. We have preclinical data showing a potent ability of Atiprimod to suppress bone resorption. Successful demonstration of this indication in a clinical setting could have broad applicability to other medical conditions exhibiting bone resorption, such as metastatic breast and prostate cancer.

Manufacturing

         A practical, efficient and cost effective synthetic route for producing Atiprimod on a commercial scale was originally developed by SmithKline Beecham
(SKB). In the course of this work, a new dimaleate salt form was developed. Over 7 kilos of Atiprimod drug substance, available from SKB, were used as a source for generating the Atiprimod dimaleate drug product needed for the planned Phase I/IIa clinical study. Several lots of drug substance were re-qualified to meet current FDA approved release specifications. The full package of fully validated analytical methods developed by SKB was transferred to a contract research organization used by us to perform all analytical tests. We intend to identify and contract with a future commercial supplier of both drug substance and drug product in the second quarter of 2004.

Orphan Drug Status

         On January 6, 2004, we announced that the Office of Orphan Products Development of the FDA granted orphan drug designation to Atiprimod for the treatment of multiple myeloma. The FDA grants orphan drug status for drug candidates that are intended to treat rare life-threatening diseases that, at the time of application, affect no more than 200,000 patients in the United States. The drug must have the ability to provide significant patient benefit over currently available treatment or fill an unmet medical need. Orphan drug designation entitles us to seven years of market exclusivity in the United States, and ten years of market exclusivity in Europe, upon FDA marketing approval, provided that we continue to meet certain conditions established by the FDA. Once the FDA grants marketing approval of a new drug, the FDA will not accept or approve other applications to market the same medicinal product for the same therapeutic indication. Other incentives provided by orphan status include certain tax benefits, eligibility for research grants and protocol assistance. Protocol assistance includes regulatory assistance and possible exemptions or reductions of certain regulatory fees.

Studies on Atiprimod for Other Cancer Indications

         We have also tested Atiprimod in the National Cancer Institute (NCI) cancer screen and found the drug to be highly active in in vitro screens of human cell lines from a number of solid tumors. The NCI is presently evaluating Atiprimod in a number of xenograft mouse tumor model studies, including breast, colon, lung and prostate solid tumors. Successful completion of these models could provide an additional therapeutic use for Atiprimod that would require only a small amendment to the existing IND to begin further clinical trials of Atiprimod. New patents have been filed for broad use of Atiprimod to treat cancer.

Site Directed Intercalation Technology

         On February 24, 2004, we entered into an agreement with HPI to acquire the rights to two key patents covering a novel cancer platform technology. The lead inventor on both patents, Dr. Waldemar Priebe, a Professor of Medicinal Chemistry at The University of Texas M.D. Anderson Cancer Center, is an expert in the synthesis of novel anti-cancer compounds. The first patent covers a technology platform for site-directed DNA intercalation. This approach to target intercalator drug candidates to new sites on DNA can potentially provide a new way to attack cancer targets not achievable with older technologies. The second patent covers new anthacycline analogs with increased potency and reduced toxicity.

         The site-directed intercalation technology is exemplified by the identification of a lead drug candidate for melanoma that shows remarkable selectivity for human melanoma cancer cell lines. We intend to pre-clinically evaluate this compound as a potential drug to treat melanoma.

         We also plan to pursue further development of site-directed intercalation studies to identify additional clinical candidates from this technology.

Guanylyl Cyclase Receptor Agonist Technology

         Our guanylyl cyclase receptor agonist (GCRA) program is focused on the control of cyclic GMP, an important second messenger involved in key cellular functions that are tied to inflammation, anti-tumorigenic responses and/or cellular death (apoptosis). Uroguanylin, a hormone produced and secreted by specialized cells in the human gastrointestinal tract, activates synthesis of cyclic GMP, leading to apoptosis, an important event in the turnover of cells lining the GI tract mucosa. Production of uroguanylin is dramatically suppressed in colon cancer patients, and there is increasing evidence that the deficiency of uroguanylin is one of the major reasons for development of polyps and colon cancer. The discovery that uroguanylin is dramatically reduced in gastrointestinal polyps and colon cancer and that the deficiency of this hormone peptide is linked to the onset of colon carcinogenesis forms the basis for the development of GCRA peptides as drugs to treat colon cancer and gastrointestinal inflammation.

         Our GCRA program led to the development of CP304, a biologically functional analog that has demonstrated superior biological activity, enhanced temperature and protease stability and superior pH characteristics relative to human uroguanylin. We are presently looking to out-license the GCRA technology, or seek a partner, for further development as a potential treatment for colon cancer and gastrointestinal inflammation.

Superantigen-based Bioterorrism Defense

         We have designed both a monoclonal antibody and a peptide that prevents unregulated activation of T-cells (human white blood cells) by a wide range of bacterial toxins (superantigens). This form of T-cell activation leads to a lethal condition called toxic shock syndrome, and is typically generated by bacteria from the class of Staphylococcus aureus and Streptococcus pyogens. These bacteria offer attractive opportunities for bioterrorists, and, in particular, the toxin from S. aureus is listed as a priority list B bioagent by the national bioterrorism defense program. Both the antibody and the antagonist peptide developed by us effectively block actions of the toxins in in vitro assays as well as in mice and in rabbits. These experiments indicate that both the peptide and the antibody have potential as biodefensive agents against a bioweapon that utilizes toxins from staphylococcus and streptococcus strains. In addition, the peptide may also be used directly or indirectly as an antigen in a vaccine for the prevention and control of toxic shock and septic shock due to Staphylococcal and Streptococcal infections.

Drug Development Strategy

         We are exploring the development of the monoclonal antibody as a therapeutic agent to prevent, treat and control superantigen-mediated bioweapons. Our goal is to demonstrate therapeutic utility of this agent in animal models in which toxic shock and septic shock are induced by aerosolized forms of superantigen toxins. The research work will be accomplished jointly in collaboration with Dr. John Zabriskie, Professor Emeritus at the Rockefeller University, NY, and with Dr. Sina Bavari, U.S. Army Medical Research Institute of Infectious Diseases, Fort Detrick, MD. This program has been funded in part by a $1.1 million grant from the U.S. Army.

Diagnostic Test for Obsessive-Compulsive Disorder

         During 2003 our Management and Board of Directors decided to terminate our program to develop a diagnostic test for obsessive-compulsive disorder.

License agreements

         On August 28, 2002, Synergy entered into a worldwide license agreement with AnorMED to research, develop, sell and commercially exploit the Atiprimod patent rights. The license agreement provides for milestone payments and royalties on net sales. Commencing on January 1, 2004 and on January 1 of each subsequent year Synergy is obligated to pay AnorMED a maintenance fee of $200,000 until the first commercial sale of the product. The first of these annual maintenance fee payments under this agreement was made on January 22, 2004.

         On July 25, 2001, we entered into a license agreement to research, develop, sell and commercially exploit certain Rockefeller University licensed patents covering peptides and antibodies useful in treating toxic shock syndrome and septic shock. We will pay Rockefeller a $7,500 annual maintenance fee until the first commercial sale of the product. We will also pay royalties of 2% and 0.75% of net sales of product as defined in the agreement and will pay Rockefeller 15% of any sublicense fee paid by sublicensees.

Government Regulation

         Regulation by governmental authorities in the United States and other countries will be a significant factor in the production and marketing of any products that may be developed by us. The nature and the extent to which such regulation may apply will vary depending on the nature of any such products. Virtually all of our potential products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations requires the expenditure of substantial resources. In order to test clinically, produce and market products for diagnostic or therapeutic use, a company must comply with mandatory procedures and safety standards established by the FDA and comparable agencies in foreign countries. Before beginning human clinical testing of a potential new drug, a company must file an IND and receive clearance from the FDA. This application is a summary of the pre-clinical studies that were conducted to characterize the drug, including toxicity and safety studies, as well as an in-depth discussion of the human clinical studies that are being proposed.

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

         The FDA closely monitors the progress of each of the three phases of clinical testing and may, in its discretion, reevaluate, alter, suspend or terminate the testing based on the data that have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Estimates of the total time required for carrying out such clinical testing vary between two and ten years. Upon completion of such clinical testing, a company typically submits a New Drug Application (NDA) or Product License Application (PLA) to the FDA that summarizes the results and observations of the drug during the clinical testing. Based on its review of the NDA or PLA, the FDA will decide whether or not to approve the drug. This review process can be quite lengthy, and approval for the production and marketing of a new pharmaceutical or medical diagnostic product can require a number of years and substantial funding, and there can be no assurance that any approvals will be granted on a timely basis, if at all.

         Once the product is approved for sale, FDA regulations govern the production process and marketing activities, and a post-marketing testing and surveillance program may be required to monitor continuously a product's usage and effects. Product approvals may be withdrawn if compliance with regulatory standards are not maintained. Other countries in which any products developed by us may be marketed may impose a similar regulatory process.

Competition

         The biopharmaceutical industry is characterized by rapidly evolving technology and intense competition. Our competitors include major pharmaceutical and biotechnology companies, most of which have financial, technical and marketing resources significantly greater than our resources. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint venture. We are aware of certain development projects for products to prevent or treat certain diseases targeted by us. The existence of these potential products or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed.

Research and Development Expenses

         Research and development expenses consist primarily of salaries and other personnel-related expenses, facilities costs, laboratory supplies, license fees and patent legal costs. Research and development expenses were $1,369,985 for the year ended December 31, 2003, compared to $491,430 for the year ended December 31, 2002. We expect our research and development expenses to increase in 2004 as our products move into more expensive later stages of development, including the Phase I/IIa clinical study on Atiprimod and related activities.

         In addition, during the twelve months ended December 31, 2003, we incurred $6,734,818 of net purchased in-process research and development expense related to the Merger. There was no such expense during the twelve months ended December 31, 2002.

         On October 7, 2003 we were awarded a $265,267 Small Business Technology Transfer Research grant from the National Institutes of Health for studies on Atiprimod. The Principal and Co-Principal Investigators of the grant entitled "Atiprimod to Treat Multiple Myeloma and Bone Resorption" are Dr. Gary S. Jacob, our Chief Executive Officer, and Dr. Kenneth C. Anderson, Director of the Jerome Lipper Multiple Myeloma Center of the Dana-Farber Cancer Institute, respectively. The studies, which began in early 2004, utilize unique in vitro and in-vivo methods and animal models at the Dana-Farber Cancer Institute and at our in house laboratory facilities to explore Atiprimod's pharmacological activity and mechanism of action. No funding was received during 2003 and we will request grant funding as expenses are incurred during the first half of 2004. Approximately $25,000 of this grant will defray certain salary and wages of our in-house scientists, the balance of which will reimburse incremental supplies and sub-contractors.

Proprietary Rights

        We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret. Accordingly, patents or other proprietary rights are an essential element of our business. We are the assignee or exclusive licensee of 3 pending patent applications and 12 issued patents in the United States, and in most cases corresponding patents/applications in foreign countries that we have deemed desirable. We seek patent protection of inventions originating from our ongoing research and development activities that are commercially important to our business.

        We have obtained licenses from various parties that give us rights to technologies that we deem to be necessary or desirable for our research and development. These licenses (both exclusive and non-exclusive) may require us to pay royalties to the parties in addition to upfront or milestone payments.

        Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country.

        While trade secret protection is an essential element of our business and we have taken security measures to protect our proprietary information and trade secrets, we cannot give assurance that our unpatented proprietary technology will afford us significant commercial protection. We seek to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Our employees and consultants also sign agreements requiring that they assign to us their interests in intellectual property arising from their work for us. All employees sign an agreement not to engage in any conflicting employment or activity during their employment with us and not to disclose or misuse our confidential information. However, it is possible that these agreements may be breached or invalidated, and if so, there may not be an adequate corrective remedy available. Accordingly, we cannot ensure that employees, consultants or third parties will not breach the confidentiality provisions in our contracts, infringe or misappropriate our trade secrets and other proprietary rights or that measures we are taking to protect our proprietary rights will be adequate.

        In the future, third parties may file claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether third parties will assert such claims against us or against the licensors of technology licensed to us, or whether those claims will harm our business. If we are forced to defend ourselves against such claims, whether they are with or without merit and whether they are resolved in favor of, or against, our licensors or us, we may face costly litigation and the diversion of management's attention and resources. As a result of such disputes, we may have to develop costly non-infringing technology or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, or at all.

Employees

         As of April 6, 2004, we had 6 full-time employees. We believe our employee relations are satisfactory.

Available Information

         We operate two subsidiary companies, Synergy Pharmaceuticals Inc. and Callisto Research Labs, LLC. We were incorporated in Delaware in May 2003 and our principal offices are at 420 Lexington Avenue, Suite 2500, New York, NY 10170.

         We maintain a site on the world wide web at http://www.callistopharma.com; however, information found on our website is not incorporated by reference into this report. We make available free of charge through our website our Securities and Exchange Commission, or SEC, filings, including our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

RISK FACTORS

         You should carefully consider the following risk factors and the other information included herein as well as the information included in other reports and filings made with the SEC before investing in our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

Risks Related to Our Business

We are at an early stage of development as a company, currently have no source of revenue and may never become profitable.

      We are a development stage biopharmaceutical company. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenue. Our ability to generate revenue depends heavily on:

  o demonstration in Phase I/IIa clinical trials that our lead product candidate, Atiprimod for the treatment of multiple myeloma, is safe and effective;

  o  the successful development of our other product candidates;

  o our ability to seek and obtain regulatory approvals, including with respect to the indications we are seeking;

  o  the successful commercialization of our product candidates; and

  o  market acceptance of our products.

      All of our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they could provide us with any revenue. For example, Atiprimod for the treatment of multiple myeloma is expected to enter Phase I/IIa clinical trials in April 2004 and our other product candidates are in preclinical development. As a result, if we do not successfully develop and commercialize Atiprimod for the treatment of multiple myeloma, we will be unable to generate any revenue for many years, if at all. We do not anticipate that we will generate revenue for several years, at the earliest, or that we will achieve profitability for at least several years after generating material revenue, if at all. If we are unable to generate revenue, we will not become profitable, and we may be unable to continue our operations.

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

      As of December 31, 2003, we had an accumulated deficit of $25,817,730. We have incurred losses in each year since our inception in 1996. We incurred a net loss of $13,106,247 for the year ended December 31, 2003. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity and working capital. We expect to incur significant and increasing operating losses for the next several years as we expand our research and development, initiate our clinical trials of Atiprimod for the treatment of multiple myeloma, acquire or license technologies, advance our other product candidates into clinical development, seek regulatory approval and, if we receive FDA approval, commercialize our products. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.

We will need to raise substantial additional capital to fund our operations, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts.

      Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to:

  o complete the clinical development of our lead product candidate, Atiprimod for the treatment of multiple myeloma;

  o continue the development of our other product candidates;

  o finance our general and administrative expenses;

  o prepare regulatory approval applications and seek approvals for Atiprimod for the treatment of multiple myeloma and our other product candidates;

  o license or acquire additional technologies;

  o launch and commercialize our product candidates, if any such product candidates receive regulatory approval; and

  o develop and implement sales, marketing and distribution capabilities.

      In 2003, our cash used in operations increased significantly over 2002 and we expect that our cash used in operations will continue to increase for the next several years. We expect that our existing capital resources, will be sufficient to fund our operations for at least the next 12 months. We will be required to raise additional capital to complete the development and commercialization of our current product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

  o the rate of progress and cost of our clinical trials and other development activities;

  o any future decisions we may make about the scope and prioritization of the programs we pursue;

  o the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

  o the costs and timing of regulatory approval;

  o the costs of establishing sales, marketing and distribution capabilities;

  o the effect of competing technological and market developments;

  o the terms and timing of any collaborative, licensing and other arrangements that we may establish; and

  o general market conditions for offerings from biopharmaceutical companies.

      To date, our sources of cash have been primarily limited to the sale of our equity securities. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates. We also may be required to:

o seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; and

o relinquish, license or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on unfavorable terms.

If our agreement with AnorMED terminates, we may be unable to continue our business.

      Our business is dependent on rights we have licensed from AnorMED. Under the terms of the license agreement, we are obligated to meet certain milestones and make specified payments. If we fail to fulfill those obligations or other material obligations, the license agreement may be terminated. If AnorMED terminates its agreement with us, we will have no further rights to utilize the intellectual property covered by the terminated agreement, we would not be able to commercialize Atiprimod and we may be forced to cease our operations, particularly if we do not have rights to other product candidates.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

      In order to receive regulatory approval for the commercialization of our product candidates, we must conduct, at our own expense, extensive clinical trials to demonstrate safety and efficacy of these product candidates. Clinical testing is expensive, can take many years to complete and its outcome is uncertain. Failure can occur at any time during the clinical trial process.

      The results of preclinical studies and early clinical trials of our product candidates do not necessarily predict the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. The data collected from clinical trials of our product candidates may not be sufficient to support the submission of a new drug application or to obtain regulatory approval in the United States or elsewhere. Because of the uncertainties associated with drug development and regulatory approval, we cannot determine if or when we will have an approved product for commercialization or achieve sales or profits.

Delays in clinical testing could result in increased costs to us and delay our ability to generate revenue.

      We may experience delays in clinical testing of our product candidates. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a trial, in reaching agreement on acceptable clinical trial terms with prospective sites, in obtaining institutional review board approval to conduct a trial at a prospective site, in recruiting patients to participate in a trial or in obtaining sufficient supplies of clinical trial materials. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new drugs approved for the conditions we are investigating. Prescribing physicians will also have to decide to use our product candidates over existing drugs that have established safety and efficacy profiles. Any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and delay our ability to generate revenue.

We may be required to suspend or discontinue clinical trials due to unexpected side effects or other safety risks that could preclude approval of our product candidates.

      Our clinical trials may be suspended at any time for a number of reasons. For example, we may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to the clinical trial patients. In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the clinical trial patients.

      Administering any product candidates to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying further development or approval of our product candidates for any or all targeted indications. Ultimately, some or all of our product candidates may prove to be unsafe for human use. Moreover, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse health effects as a result of participating in our clinical trials.

If we are unable to satisfy regulatory requirements, we may not be able to commercialize our product candidates.

      We need FDA approval prior to marketing our product candidates in the United States. We expect to commence a Phase I/IIa trial of Atiprimod for the treatment of multiple myeloma in April 2004. If we fail to obtain FDA approval to market our product candidates, we will be unable to sell our product candidates in the United States and we will not generate any revenue.

      This regulatory review and approval process, which includes evaluation of preclinical studies and clinical trials of a product candidate as well as the evaluation of our manufacturing process and our contract manufacturers' facilities, is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that the product candidate is both safe and effective for each indication where approval is sought. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. We cannot predict if or when we might submit for regulatory review any of our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval. Also, an approval might contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use.

      The FDA has substantial discretion in the approval process and may either refuse to file our application for substantive review or may form the opinion after review of our data that our application is insufficient to allow approval of our product candidates. If the FDA does not file or approve our application, it may require that we conduct additional clinical, preclinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to make our applications approvable. If any of these outcomes occur, we may be forced to abandon our applications for approval, which might cause us to cease operations.

      We will also be subject to a wide variety of foreign regulations governing the development, manufacture and marketing of our products. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to manufacturing or marketing the product in those countries. The approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval. We cannot assure you that clinical trials conducted in one country will be accepted by other countries or that approval in one country will result in approval in any other country.

The commercial success of our product candidates will depend upon the degree of market acceptance of these products among physicians, patients, health care payors and the medical community.

      Our product candidates have never been commercialized for any indication. Even if approved for sale by the appropriate regulatory authorities, physicians may not prescribe our product candidates, in which case we could not generate revenue or become profitable. Market acceptance of Atiprimod for the treatment of multiple myeloma and our other product candidates by physicians, healthcare payors and patients will depend on a number of factors, including:

  o acceptance by physicians and patients of each such product as a safe and effective treatment;

  o  cost effectiveness;

  o  adequate reimbursement by third parties;

  o  potential advantages over alternative treatments;

  o  relative convenience and ease of administration; and

  o  prevalence and severity of side effects.

      If our product candidates are unable to compete effectively with marketed cancer drugs, our commercial opportunity will be reduced or eliminated.

      We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize cancer drugs that are safer, more effective, have fewer side effects or are less expensive than our product candidates. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

      We expect that our ability to compete effectively will depend upon our ability to:

o successfully and rapidly complete clinical trials and submit for and obtain all requisite regulatory approvals in a cost-effective manner;

o maintain a proprietary position for our products and manufacturing processes and other related product technology;

o attract and retain key personnel;

o develop relationships with physicians prescribing these products; and

o build an adequate sales and marketing infrastructure for our product candidates.

      Because we will be competing against significantly larger companies with established track records, we will have to demonstrate to physicians that, based on experience, clinical data, side-effect profiles and other factors, our products are preferable to existing cancer drugs. If we are unable to compete effectively in the cancer drug market and differentiate our products from currently marketed cancer drugs, we may never generate meaningful revenue.

We currently have no sales and marketing organization. If we are unable to establish a direct sales force in the United States to promote our products, the commercial opportunity for our products may be diminished.

      We currently have no sales and marketing organization. If any of our product candidates are approved by the FDA, we intend to market that product directly to hospitals in the United States through our own sales force. We will incur significant additional expenses and commit significant additional management resources to establish this sales force. We may not be able to establish these capabilities despite these additional expenditures. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire and train sales and marketing personnel. If we elect to rely on third parties to sell our product candidates in the United States, we may receive less revenue than if we sold our products directly. In addition, we may have little or no control over the sales efforts of those third parties. In the event we are unable to develop our own sales force or collaborate with a third party to sell our product candidates, we may not be able to commercialize our product candidates which would negatively impact our ability to generate revenue.

We may need others to market and commercialize our product candidates in international markets.

      In the future, if appropriate regulatory approvals are obtained, we intend to commercialize our product candidates in international markets. However, we have not decided how to commercialize our product candidates in those markets. We may decide to build our own sales force or sell our products through third parties. If we decide to sell our product candidates in international markets through a third party, we may not be able to enter into any marketing arrangements on favorable terms or at all. In addition, these arrangements could result in lower levels of income to us than if we marketed our product candidates entirely on our own. If we are unable to enter into a marketing arrangement for our product candidates in international markets, we may not be able to develop an effective international sales force to successfully commercialize those products in international markets. If we fail to enter into marketing arrangements for our products and are unable to develop an effective international sales force, our ability to generate revenue would be limited.

If the FDA does not approve our contract manufacturers' facilities, we may be unable to develop or commercialize our product candidates.

      We rely on third-party contract manufacturers to manufacture our product candidates, and currently have no plans to develop our own manufacturing facility. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA. If the FDA does not approve these facilities for the manufacture of our product, we may need to fund additional modifications to our manufacturing process, conduct additional validation studies, or find alternative manufacturing facilities, any of which would result in significant cost to us as well as a delay of up to several years in obtaining approval for and manufacturing of our product candidates. In addition, our contract manufacturers will be subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies for compliance with good manufacturing practices regulations, or cGMPs, and similar foreign standards. These regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to our product candidates. We do not have control over our contract manufacturers' compliance with these regulations and standards. Failure by our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant market approval of drugs, delays, suspension or withdrawals of approvals, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. In addition, we have no control over our contract manufacturers' ability to maintain adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturers to comply with or maintain any of these standards could adversely affect the development of our product candidates and our business.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

      We face an inherent risk of product liability lawsuits related to the testing of our product candidates, and will face an even greater risk if we sell our product candidates commercially. Currently, we are not aware of any anticipated product liability claims with respect to our product candidates. In the future, an individual may bring a liability claim against us if one of our product candidates causes, or merely appears to have caused, an injury. If we cannot successfully defend ourselves against the product liability claim, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

o  decreased demand for our product candidates;

o  injury to our reputation;

o  withdrawal of clinical trial participants;

o  costs of related litigation;

o  substantial monetary awards to patients;

o  product recalls;

o  loss of revenue; and

o  the inability to commercialize our product candidates.

      We have "clinical trial" liability insurance with a $2,000,000 annual aggregate limit for up 40 patients participating in our Atiprimod clinical trials. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for our product candidates. Our current insurance coverage may prove insufficient to cover any liability claims brought against us. In addition, because of the increasing costs of insurance coverage, we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise.

Even if we receive regulatory approval for our product candidates, we will be subject to ongoing significant regulatory obligations and oversight.

      If we receive regulatory approval to sell our product candidates, the FDA and foreign regulatory authorities may, nevertheless, impose significant restrictions on the indicated uses or marketing of such products, or impose ongoing requirements for post-approval studies. Following any regulatory approval of our product candidates, we will be subject to continuing regulatory obligations, such as safety reporting requirements, and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. If we become aware of previously unknown problems with any of our product candidates here or overseas or our contract manufacturers' facilities, a regulatory agency may impose restrictions on our products, our contract manufacturers or on us, including requiring us to reformulate our products, conduct additional clinical trials, make changes in the labeling of our products, implement changes to or obtain re-approvals of our contract manufacturers' facilities or withdraw the product from the market. In addition, we may experience a significant drop in the sales of the affected products, our reputation in the marketplace may suffer and we may become the target of lawsuits, including class action suits. Moreover, if we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. Any of these events could harm or prevent sales of the affected products or could substantially increase the costs and expenses of commercializing and marketing these products.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to seek or obtain regulatory approval for or commercialize our product candidates.

      We have agreements with third-party contract research organizations, or CROs, to provide monitors and to manage data for our clinical programs. We and our CROs are required to comply with current Good Clinical Practices, or GCPs, regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. In the future, if we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials for products in clinical development comply with GCPs. In addition, our clinical trials must be conducted with product produced under cGMP regulations, and will require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

      If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize our product candidates.

      Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly Gary S. Jacob, our Chief Executive Officer, and Donald Picker, our Executive Vice President, R&D. The loss of services of Dr. Jacob, Dr. Picker or one or more of our other members of senior management could delay or prevent the successful completion of our planned clinical trials or the commercialization of our product candidates.

      The competition for qualified personnel in the biotechnology and pharmaceuticals field is intense. We will need to hire additional personnel as we expand our clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and other companies. We do not carry "key person" insurance covering any members of our senior management.

If we fail to acquire and develop other products or product candidates, we may be unable to grow our business.

      To date, we have in-licensed or acquired the rights to each of our product candidates. As part of our growth strategy, we intend to license or acquire additional products and product candidates for development and commercialization. Because we have limited internal research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license products to us. The success of this strategy depends upon our ability to identify, select and acquire the right pharmaceutical product candidates and products.

      Any product candidate we license or acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any products that we license or acquire that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace.

      Proposing, negotiating and implementing an economically viable product acquisition or license is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition or license of product candidates and approved products. We may not be able to acquire or license the rights to additional product candidates and approved products on terms that we find acceptable, or at all.

We may undertake acquisitions in the future, and any difficulties from integrating these acquisitions could damage our ability to attain or maintain profitability.

         We may acquire additional businesses, products or product candidates that complement or augment our existing business. Integrating any newly acquired business or product could be expensive and time-consuming. We may not be able to integrate any acquired business or product successfully or operate any acquired business profitably. Moreover, we many need to raise additional funds through public or private debt or equity financing to make acquisitions, which may result in dilution to stockholders and the incurrence of indebtedness that may include restrictive covenants.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

      We are a small company with 6 employees as of April 6, 2004, most of whom have joined us in the preceding twelve months. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

o  manage our development efforts effectively;

o  manage our clinical trials effectively;

o integrate additional management, administrative, manufacturing and sales and marketing personnel;

o maintain sufficient administrative, accounting and management information systems and controls; and

 o  hire and train additional qualified personnel.

      We may not be able to accomplish these tasks, and our failure to accomplish any of them could harm our financial results.

Reimbursement may not be available for our product candidates, which could diminish our sales.

      Market acceptance and sales of our product candidates may depend on reimbursement policies and health care reform measures. The levels at which government authorities and third-party payors, such as private health insurers and health maintenance organizations, reimburse patients for the price they pay for our products could affect whether we are able to commercialize these products. We cannot be sure that reimbursement will be available for any of these products. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our products. We have not commenced efforts to have our product candidates reimbursed by government or third party payors. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize our products.

      In recent years, officials have made numerous proposals to change the health care system in the United States. These proposals include measures that would limit or prohibit payments for certain medical treatments or subject the pricing of drugs to government control. In addition, in many foreign countries, particularly the countries of the European Union, the pricing of prescription drugs is subject to government control. If our products are or become subject to government regulation that limits or prohibits payment for our products, or that subject the price of our products to governmental control, we may not be able to generate revenue, attain profitability or commercialize our products.

      As a result of legislative proposals and the trend towards managed health care in the United States, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. They may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly-approved drugs, which in turn will put pressure on the pricing of drugs.

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably.

      In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact upon our ability to sell our products profitably. In recent years, new legislation has been proposed in the United States at the Federal and state levels that would effect major changes in the healthcare system, either nationally or at the state level.

         These proposals have included prescription drug benefit proposals for Medicare beneficiaries introduced in Congress. Legislation creating a prescription drug benefit and making certain changes in Medicaid reimbursement has recently been enacted by Congress and signed by the President. Given this legislation's recent enactment, it is still too early to determine its impact on the pharmaceutical industry and our business. Further federal and state proposals are likely. The potential for adoption of these proposals affects or will affect our ability to raise capital, obtain additional collaborators and market our products. We expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals. Our results of operations could be adversely affected by future healthcare reforms.

Risks Related to our Intellectual Property

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.

      Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our product candidates, and the methods used to manufacture them, as well as successfully defending these patents against third-party challenges. We will only be able to protect our product candidates from unauthorized making, using, selling, and offering to sell or importation by third parties to the extent that we have rights under valid and enforceable patents or trade secrets that cover these activities.

      As of April 6, 2004, we own 4 issued United States patents and have licensed rights to 8 issued United States patents and 78 issued foreign patents, and to 3 pending United States patent applications and 39 pending foreign patent applications. We do not and have not had any control over the filing or prosecution of these patents or patent applications. We may file additional patent applications and extensions.

      The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the United States. The biotechnology patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our licensed patents or in third-party patents.

      The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

o others may be able to make compounds that are competitive with our product candidates but that are not covered by the claims of our licensed patents, or for which we are not licensed under our license agreements;

o we or our licensors might not have been the first to make the inventions covered by our pending patent application or the pending patent applications and issued patents of our licensors;

o we or our licensors might not have been the first to file patent applications for these inventions;

o others may independently develop similar or alternative technologies or duplicate any of our technologies;

o it is possible that our pending patent application or one or more of the pending patent applications of our licensors will not result in issued patents;

o the issued patents of our licensors may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges by third parties;

o we may not develop additional proprietary technologies that are patentable; or

o the patents of others may have an adverse effect on our business.

      We also may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use, our technology.

      If we choose to go to court to stop someone else from using the inventions claimed in our licensed patents, that individual or company has the right to ask the court to rule that these patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if we were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party's activities do not infringe our rights to these patents.

      Furthermore, a third party may claim that we are using inventions covered by the third party's patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we are infringing the third party's patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court will order us to pay the other party damages for having violated the other party's patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

      Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our licensors' issued patents or our pending applications or our licensors' pending applications or that we or our licensors were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our or our licensors' patent applications and could further require us to obtain rights to issued patents covering such technologies. If another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the United States Patent and Trademark Office to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our United States patent position with respect to such inventions.

      Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

Risks Related to our Common Stock

Market volatility may affect our stock price and the value of a holder's investment.

      The market prices for securities of biopharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

o announcements of technological innovations or new products by us or our competitors;

o announcement of FDA approval or non-approval of our product candidates or delays in the FDA review process;

o actions taken by regulatory agencies with respect to our product candidates, clinical trials, manufacturing process or sales and marketing activities;

o regulatory developments in the United States and foreign countries;

o the success of our development efforts and clinical trials;

o the success of our efforts to acquire or in-license additional products or product candidates;

o any intellectual property infringement action, or any other litigation, involving us;

o announcements concerning our competitors, or the biotechnology or biopharmaceutical industries in general;

o actual or anticipated fluctuations in our operating results;

o changes in financial estimates or recommendations by securities analysts;

o sales of large blocks of our common stock;

o sales of our common stock by our executive officers, directors and significant stockholders and;

o the loss of any of our key scientific or management personnel.

      The occurrence of one or more of these factors may cause our stock price to decline, and you may not be able to resell your shares at or above the price you paid for your shares. In addition, the stock markets in general, and the markets for biotechnology and biopharmaceutical stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

We are at risk of securities class action litigation.

      In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. If we faced such litigation, it could result in substantial costs and a diversion of management's attention and resources, which could harm our business.

The ownership interests of our officers, directors and largest stockholders could conflict with the interests of our other stockholders.

      As of April 6, 2004, our officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 29.5% of our common stock As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

Our common stock may be deemed penny stock with a limited trading market.

         Our common stock is currently listed for trading in the OTC Bulletin Board which is generally considered to be a less efficient market than market such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15
(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

We have not paid cash dividends in the past and do not expect to pay cash dividends in the future. Any return on investment may be limited to the value of our stock.

         We have never paid cash dividends on our stock and do not anticipate paying cash dividends on our stock in the foreseeable future. The payment of cash dividends on our stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay cash dividends, our stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

         If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Approximately 21.6 million shares of restricted common stock issued to stockholders in connection with the Merger will be eligible for sale pursuant to Rule 144 beginning on April 30, 2004. In addition, we are obligated to file a registration statement with the Securities and Exchange Commission within 90 days of the closing of our private placement in January 2004 registering the resale of the shares of common stock sold in the private placement.

Item 2.  Description of Property.

         We currently lease 2,722 square feet of office space located at 420 Lexington Avenue, Suite 2500, New York, New York through August 31, 2008. This facility contains our executive and administrative headquarters.

         Additionally, we currently lease 2,120 square feet of laboratory space located at 7 Deer Park Drive, Suite N, Monmouth Junction, New Jersey through November 2005.

         We believe our existing facilities are well maintained, in good operating condition, and that our existing and planned facilities will be adequate to support our operations for the foreseeable future.

Item 3.  Legal Proceedings.

         We are not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders during the three months ended December 31, 2003.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

         Our common stock has been quoted on the OTC Bulletin Board under the symbol "CLSP.OB" since May 21, 2003. Prior to May 21, 2003, our common stock was quoted on the OTC Bulletin Board under the symbol "WEBR.OB" but never traded. The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board. Particularly since our common stock is traded infrequently, such over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions or a liquid trading market.

----------------------   ---------------   --------
2003                     High              Low
----------------------   ---------------   --------
Fourth Quarter           $4.05             $3.95
----------------------   ---------------   --------
Third Quarter             5.30             3.00
----------------------   ---------------   --------
Second Quarter            5.80             4.50
----------------------   ---------------   --------


Number of Stockholders

         As of April 6, 2004, there were 193 holders of record of our common stock.

Dividend Policy

         Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in operation and expansion of our business.

Recent Sales of Unregistered Securities

         In the Merger, Webtronics issued 17,318,994 shares of its common stock in exchange for outstanding Old Callisto common stock and an additional 4,395,684 shares in exchange for outstanding Synergy common stock. The issuance of shares was done in accordance with Regulation D under the Securities Act of 1933, as amended. In connection therewith, a filing on Form D with the Securities and Exchange Commission was made on May 15, 2003. Subsequently, 65,757 shares of common stock issued to former Synergy shareholders were returned to us under the terms of certain indemnification agreements.

         From November 2003 through January 2004, we sold and issued 3,905,432 shares of common stock at an issue price of $1.50 for aggregate gross proceeds of $5,858,148. The issuance of shares was done in accordance with Regulation D under the Securities Act of 1933, as amended. In connection therewith, a filing on Form D with the Securities and Exchange Commission was made on November 21, 2003. We intend to use the net proceeds from the sale of these shares for working capital and to further the clinical development of our lead drug candidate, Atiprimod. We are obligated to file a registration statement with the Securities and Exchange Commission within 90 days of the final closing registering the resale of the shares of common stock sold in the private placement. Failure to meet this deadline could result in our being obligated to pay certain liquidated damages to the investors. We incurred fees aggregating $508,615 to various selling agents. In addition, we issued 31,467 shares of common stock and an aggregate 370,543 warrants to purchase common stock to such selling agents. The warrants are immediately exercisable at $1.90 per share and will expire five years after issuance.

Item 6.  Management's Discussion and Analysis

         The following discussion should be read in conjunction with our financial statements and other financial information appearing elsewhere in this Annual Report. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties.

Overview

         We are a development stage biopharmaceutical company, whose primary focus is on biopharmaceutical product development. Since inception in June 1996 our efforts have been principally devoted to research and development, securing patent protection, obtaining corporate relationships and raising capital. Since inception through December 31, 2003, we have sustained cumulative net losses of $25,817,730. Our losses have resulted primarily from expenditures incurred in connection with the purchase of in-process research and development, stock based compensation expense, patent filing and maintenance, outside accounting and legal services and regulatory consulting fees.

         From inception through December 31, 2003 we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years, if at all. Our lead drug candidate, Atiprimod, is a small molecule, orally available drug, with antiprolifererative and antiangiogenic activity. Atiprimod successfully completed Phase I clinical trials in rheumatoid arthritis patients.

History

         In March 2002, Old Callisto purchased 99.7% of the outstanding common shares of Webtronics, a public company, for $400,000. Webtronics was incorporated in Florida on February 2, 2001 and had limited operations during the year ended December 31, 2002. On April 30, 2003, as a result of the Merger, Old Callisto and Synergy became wholly-owned subsidiaries of Webtronics. Old Callisto changed its name to Callisto Research Labs, LLC and Webtronics changed its name to Callisto Pharmaceuticals, Inc. and changed its state of incorporation from Florida to Delaware. (See footnote 4 to the Consolidated Financial Statements).

Plan of operation

         Our plan of operations for the next twelve months is to focus primarily on the clinical development of Atiprimod for multiple myeloma and bone resorption disease. Additionally we are seeking to acquire or in-license additional clinical drug candidates.

         On August 28, 2002, Synergy entered into a worldwide license agreement with AnorMED to research, develop, sell and commercially exploit the Atiprimod patent rights. The license agreement provides for milestone payments and royalties on net sales. Commencing on January 1, 2004 and on January 1 of each subsequent year Synergy is obligated to pay AnorMED a maintenance fee of $200,000 until the first commercial sale of the product. The first of these annual maintenance fee payments under this agreement was made on January 22, 2004 and will be reported as research and development expense in the quarter ended March 31, 2004

         On September 23, 2003, we submitted to the FDA an IND for Atiprimod to treat multiple myeloma patients. In April 2004 we expect to commence a Phase I/IIa clinical trial of Atiprimod in relapsed multiple myeloma patients at two sites, the Dana-Farber Cancer Institute (Boston) and The University of Texas M.D. Anderson Cancer Center (Houston). This Phase I/IIa clinical trial will be an open label study, with the primary objective of assessing safety of our drug and identifying the maximum tolerated dose. The duration of this Phase I/IIa clinical trial will depend on how well the drug is tolerated, and on drug response, with final results not available until the fourth quarter of 2004 or the first quarter of 2005. If Atiprimod produces positive responses, we intend to initiate a Phase IIb trial in relapsed multiple myeloma patients in 2005.

             From November 2003 through January 21, 2004, we sold and issued 3,905,432 shares of common stock at an issue price of $1.50 per share for aggregate gross proceeds of $5,858,148. We incurred fees aggregating $508,615 to various selling agents. In addition, we issued 31,467 shares of common stock and an aggregate 370,543 warrants to purchase common stock to such selling agents. The warrants are immediately exercisable at $1.90 per share and will expire five years after issuance. As of December 31, 2003, we had closed on a portion of this transaction, specifically 2,776,666 shares of common stock at a price of $1.50 per share, for aggregate gross proceeds of $4,164,721, less $361,625 in fees to various selling agents.

Atiprimod for Other Cancer Indications

           The National Cancer Institute (NCI) is presently evaluating Atiprimod in a number of xenograft mouse tumor model studies, including breast, colon, lung and prostate solid tumors at no cost to us. Successful completion of these models could provide an additional therapeutic use for Atiprimod that would require only a small amendment to the existing IND to begin further clinical trials of Atiprimod. This study is being funded entirely by NCI. We have filed new patents for broad use of Atiprimod to treat cancer.

DNA Intercalation Technology

         On February 24, 2004, we entered into an agreement with HPI to acquire the rights to a novel site-directed DNA intercalation cancer platform technology. We issued to HPI 25,000 shares of common stock and reimbursed HPI approximately $100,000 for various costs and expenses. In addition we granted HPI 1,170,000 performance based stock options exercisable at $3.60 per share which vest upon the achievement of certain milestones. We also agreed to pay HPI a royalty of 2% of the net sales of any products resulting from commercializing the patents. The technology platform for site-directed DNA intercalation is exemplified by the identification of a lead drug candidate for melanoma that shows remarkable selectivity for human melanoma cancer cell lines. We intend to pre-clinically evaluate this compound as a potential drug to treat melanoma, and plan to pursue further development of site-directed intercalation studies to identify additional clinical candidates from this technology.

Superantigen-based Bioterorrism Defense

         We intend to evaluate our superantigen-based monoclonal antibody in an animal model for toxic shock syndrome in 2004. Successful demonstration of this antibody's ability to protect animals against aerosolized forms of superantigen toxins is key to the development of this antibody as a biodefense against bioweapons that utilize streptococcal and staphylococcal bacteria.

Manufacturing

         We currently do not manufacture our drug compounds in-house and we do not intend to do so in the future. We currently use a non-commercial supplier to manufacture Atiprimod for use in our clinical trials. We intend to identify and contract with a commercial supplier of Atiprimod in the second quarter of 2004.

Employees

         Our plan is to use contract research organizations for most of our development efforts, including monitoring of clinical trial results, thus minimizing the need to hire full time employees. As of April 6, 2004, we had 6 full-time employees.

         Our product development activities are in their early stages and we cannot make estimates of the costs or the time it will take to complete. Net cash inflows from any products developed may take several years to achieve. We may need additional funding to complete these activities. We expect that our existing capital resources will be sufficient to fund our operations for at least the next 12 months.

Off-balance Sheet Arrangements

         We had no off-balance sheet arrangements as of December 31, 2003.

Critical Accounting Policies

         Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in Note 3 of the notes to our consolidated financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           Accounting for stock based compensation: We have adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As provided for by SFAS 123, we have also elected to account for our stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25")." Accordingly, compensation expense has been recognized based on the intrinsic value of stock issued or options granted to employees and directors for services rendered.

         Research and Development: We do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years, if at all and therefore our research and development costs are expensed as incurred. These include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of our proposed products, purchase of in-process research and development, regulatory and scientific consulting fees, contract research and royalty payments to outside suppliers, facilities and universities as well as legal and professional fees associated with filing and maintaining our patent and license rights to our proposed products. While certain of our research and development costs may have future benefits, our policy of expensing all research and development expenditures is predicated on the fact that we have no history of successful commercialization of biopharmaceutical products to base any estimate of the number of future periods that would be benefited.

         Research Grants: We currently have a research grant from the National Institute of Health for studies on Atiprimod. The studies began in early 2004 and no funding was received during 2003. We request grant funding to reimburse expenses as incurred and record the receipt as an offset to research and development expense.

Results of Operations

Twelve Months Ended December 31, 2003 and December 31, 2002

         We had no revenues during the twelve months ended December 31, 2003 and December 31, 2002 because we do not have any commercial biopharmaceutical products, and we do not expect to have such products for several years, if at all.

         Research and development expenses increased $878,555 or 179% to $1,369,985 for the twelve months ended December 31, 2003 from $491,430 for the same period in 2002. The results of operations of Synergy for the period May 1, 2003 through December 31, 2003 are included in the consolidated statement of operations for the year ended December 31, 2003, and are not included in the results of 2002. Of this increase in research and development expense, approximately 63% or $556,000 was attributable to costs associated with preparing and filing our IND for Atiprimod in September of 2003. These IND related costs included quantitative analysis and synthesis, as well as pre-clinical management consulting fees paid to contract research organizations to develop and advise on IND requirements, proposed clinical trial protocols, site selection and principal investigator contracting. Also contributing to this increase in research and development expense were higher salaries and wages, which increased approximately $200,000 as we retained two key executive staff scientists from Synergy. The remainder of this increase in research and development was primarily due to the acquisition of the Synergy research laboratory facility in conjunction with the Merger. No such expenses were incurred in 2002. We expect our research and development expenses to increase in 2004 as our products move into more expensive later stages of development.

         During the twelve months ended December 31, 2003 we also incurred $6,734,818 of net purchased in-process research and development expense related to the Merger. There was no such expense during the twelve months ended December 31, 2002.

         General and administrative expenses for the twelve months ended December 31, 2003 of $1,398,090 increased $170,391 or 14% from the $1,227,699 we incurred for the twelve months ended December 31, 2002. During 2002, we recorded a charge of $400,000 associated with the purchase of Webtronics. Excluding this $400,000 charge in 2002, the increase in general and administrative expenses was $570,391 or 69% from 2002 to 2003 primarily from higher legal, accounting and professional fees incurred in connection with the Merger, regulatory filings, insurance and travel associated with fund raising activities during 2003.

         Stock-based compensation expense recorded during the twelve months ended December 31, 2003, totaled $3,833,946 as compared to $332 recorded during the twelve months ended December 31, 2002. This increase was primarily attributable to options issued in connection with the Merger, to retain several key Synergy scientists, at approximately the same time our shares of common stock commenced trading on the OTC Bulletin Board on June 17, 2003. The remaining balance of unamortized deferred stock based compensation expense, presented in the stockholder's equity section of our December 31, 2003 Balance Sheet, totaled $5,480,007.

         During December 2003 Synergy sold certain New Jersey State tax loss carry forwards under a state economic development program for cash of approximately $221,000, the proceeds of which have been and will be used to support research and development activities in New Jersey. This state tax benefit was recorded as Other Income during the fourth quarter ended December 31, 2003 and there was no such benefit in 2002.

         Net loss for the twelve months ended December 31, 2003 was $13,106,247 compared to a net loss of $1,684,965 incurred for the twelve months ended December 31, 2002.

Liquidity and Capital Resources

         As of December 31, 2003 we had $3,956,486 in cash and cash equivalents, compared to $2,223,462 as of December 31, 2002. This increase in cash of $1,733,024 during the twelve months ended December 31, 2003 was principally the result of our private placement of common stock, which yielded net proceeds of $3,803,374 through December 31, 2003, partially offset by cash used in operating activities of $2,015,888. Our working capital as of December 31, 2003 was $2,745,360, compared to $1,808,652 as of December 31, 2002.

         The private placement, which began in July 2003, had a final closing in January 2004. As of December 31, 2003, we had issued 2,776,666 shares of common stock at a price of $1.50 per share for aggregate gross proceeds of $4,164,999, less $361,625 in fees to various selling agents. Through January 2004, we sold an aggregate 3,905,432 shares of our common stock at an issue price of $1.50 per share for aggregate gross proceeds of $5,858,148. We incurred a total aggregate of $508,615 in fees and issued 31,467 shares of common stock and 370,543 warrants to purchase common stock to various selling agents in January 2004. The warrants are exercisable at $1.90 per share and will expire five years after issuance. See Note 9 of our consolidated financial statements for a pro forma disclosure of the balance sheet impact of this transaction had it closed as of December 31, 2003.

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

         Our capital resources will be focused primarily on the clinical development and regulatory approval of Atiprimod for multiple myeloma and bone resorption disease, a major complication associated with multiple myeloma disease. We expect to commence a Phase I/IIa trial of Atiprimod for the treatment of multiple myeloma in early April 2004.

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

         On October 7, 2003, we were awarded a $265,267 Small Business Technology Transfer Research grant from the National Institutes of Health for studies on Atiprimod. The studies began in early 2004 and no funding was received during 2003. We request grant funding to reimburse expenses as incurred and record the receipt as an offset to research and development expense.

         We are in the process of raising additional capital through a private placement of common stock, which began in March 2004. There can be no assurance we will be successful in these fund raising efforts.

Contractual Obligations and Commitments

    The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2003, and is based on information appearing in the Notes to Consolidated Financial Statements.


                                                Less than     1 - 3       3 - 5      More than
                                    Total        1 year       years       years       5 years
                                 ----------     --------    --------    --------     ---------
Operating Leases                   $582,710     $150,895    $253,983    $177,832            -
Minimum patent royalty /
license fees                      1,037,500      207,500     415,000     415,000           (1)
                                 ----------     --------    --------    --------     ---------
Total obligations                $1,620,210     $358,395    $668,983    $592,832            -
                                 ==========     ========    ========    ========     =========


(1) For purposes of this schedule we have assumed that all patents not commercialized within 5 years will be abandoned, license agreements will be terminated and associated minimum royalty payments will cease.


Item 7. Financial Statements.

         The full text of our audited consolidated financial statements for the fiscal years ended December 31, 2003 and 2002 begins on page F-1 of this Annual Report on Form 10-KSB.

Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

         On August 6, 2003, we filed a Form 8-K disclosing that Baum & Company, PA had resigned as our independent accountants with no disagreements and that BDO Seidman, LLP had been retained as our independent accountants.

Item 8A. Controls and Procedures.

         Our Chief Executive Officer and Principal Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2003, have concluded that our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated there under.

         There has been no significant change in our internal controls over financial reporting that could significantly affect internal controls subsequent to September 30, 2003 except that during the fourth quarter of 2003 we implemented additional controls and procedures designed to better monitor and record capital transactions including stock based compensation transactions.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

         The following table sets forth certain information regarding the directors and executive officers of Callisto Pharmaceuticals, Inc. as of April 6, 2004:


     Name                      Age     Positions
     ----                      ---     ---------
     Gabriele M. Cerrone       32      Chairman of the Board
     Gary S. Jacob             57      Chief Executive Officer, Chief Scientific
                                       Officer; Chairman of Synergy Pharmaceuticals
                                       Inc.
     Donald H. Picker          58      Executive Vice President, R&D
     Bernard F. Denoyer        56      Vice President, Finance
     Kunwar Shailubhai         46      Senior Vice President, Drug Discovery of
                                       Synergy Pharmaceuticals Inc.
     Iain G. Ross              50      Director
     Edwin Snape               63      Director
     Albert J. Henry           66      Director
     Michael J. Zelefsky       43      Director
     Christoph Bruening        36      Director


Gabriele M. Cerrone has served as our Chairman of the Board of Directors since May 2003. Mr. Cerrone has served as a Senior Vice President of Investments of Oppenheimer & Co. Inc., a financial services firm since March 1999. Prior to such affiliation, Mr. Cerrone held the position of Managing Director of Investments at Barington Capital, L.P., a merchant bank, between March 1998 and March 1999. Between May 2001 and May 2003, Mr. Cerrone served on the board of directors of SIGA Technologies, Inc.

Gary S. Jacob, Ph.D. has served as our Chief Executive Officer as well as Chief Scientific Officer since May 2003 and Chairman of Synergy Pharmaceuticals Inc. since October 2003. Dr. Jacob served as Chief Scientific Officer of Synergy Pharmaceuticals Inc. from 1999 to 2003. From 1990 to 1998, Dr. Jacob served as a Monsanto Science Fellow, specializing in the field of Glycobiology. From 1997 to 1998, Dr. Jacob was Director of Functional Genomics, Corporate Science & Technology, Monsanto, where he played a pivotal role in the rapid development of Monsanto's plant genomics strategy and the buildup of the in-house advanced genomics program. From 1990 to 1997, Dr. Jacob was Director of Glycobiology, G.D. Searle Pharmaceuticals Inc. From 1986 to 1990, Dr. Jacob was Manager of the G.D. Searle Glycobiology Group located at Oxford University, England.

Donald H. Picker, Ph.D. has served as our Executive Vice President, R&D since April 2004. From May 2003 until March 2004, Dr. Picker served as Senior Vice President, Drug Development. Dr. Picker was Chief Executive Officer and President of Synergy Pharmaceuticals Inc. and a member of its board of directors from 1998 to April 2003. From 1996 to 1998, Dr. Picker was President and Chief Operating Officer of LXR Biotechnology Inc., an apoptosis drug development company. From 1991 to 1996, he was Senior Vice President of Research and Development at Genta Inc., an antisense drug development company.

Bernard F. Denoyer, CPA has served as our Vice President, Finance since January 2004. From July 2003 to December 2003, Mr. Denoyer served as an independent consultant to our company providing interim CFO services. In addition to our company, Mr. Denoyer provided interim CFO and other services to emerging technology companies, principally portfolio companies of Marsh & McLennan Capital, LLC, from October 2000 to December 2003. From October 1994 until September 2000, Mr. Denoyer served as Chief Financial Officer and Senior Vice President. at META Group, Inc., a public information technology research company. From 1990 to 1993 he was Vice President Finance of Environetics, Inc., a pharmaceutical water diagnostic business.

Kunwar Shailubhai, Ph.D., has served as Senior Vice President, Drug Discovery of Synergy Pharmaceuticals Inc. since April 2004. From May 2003 until March 2004, Dr. Shailubhai served as our Executive Vice President. From 2001 to April 2003, Dr. Shailubhai held the position of Vice President, Drug Discovery at Synergy Pharmaceuticals Inc. Between 1993 and 2000, he was affiliated with Monsanto Company as Group Leader of the cancer chemoprevention group during which time he was involved in several cancer research projects.

Christoph Bruening has served as a Director of our company since May 2003. Mr. Bruening organized Value Relations GmbH, a full service investor relations firm operating in Frankfurt, Germany in 1999 and currently serves as its Managing Partner. From 1998 to 1999, Mr. Bruening served as a funds manager and Director of Asset Management for Value Management and Research AG, a private investment fund and funds manager in Germany. From 1997 to 1998, Mr. Bruening was a financial analyst and Head of Research for Value Research GmbH. On February 26, 2004, Mr. Bruening became President and the sole director of Used Kar Parts, Inc., a company which planned to develop an on-line marketplace for used car parts. Mr. Bruening is currently evaluating the company's current business plan and evaluating potential acquisitions. In addition, Mr. Bruening is currently a member of the advisory board of Clarity AG.

Albert J. Henry has served as a Director of our company since May 2003. From 1992 to 1996 Mr. Henry was Chief Executive Officer of Synergy Pharmaceuticals Inc. and from 1992 to April 2003, Mr. Henry served as Chairman of Synergy Pharmaceuticals Inc. Mr. Henry is founder of the Wall Street venture capital firm Henry & Associates. Most recently, Mr. Henry was Vice Chairman of IVAC Medical Systems, Inc. and Chairman of Ivonyx, Inc. Mr. Henry is currently Chairman and Chief Executive Officer of Infusion Reimbursement Specialists, Inc. and MSO Medical. Mr. Henry is currently a director of Motion Analysis Corp and Intercept Corp.

Iain G. Ross has served as a Director of our company since June 2003. Mr. Ross has been Chairman of Biomer Technology Ltd. since January 2003 and serves as a director of a number of healthcare technology companies including Angle Technology plc, Eden Biopharm Group and Pegasus Therapeutics Ltd. Mr. Ross is an advisor to Apax Partners and PPM Ventures in London. From 2001 to 2002, Mr. Ross was Chairman and Chief Executive Officer of Allergy Therapeutics Ltd. and from 1995 to 2000, Mr. Ross was Chief Executive Officer of Quadrant Healthcare plc, which was sold to Elan Corporation in 2000.

Edwin Snape, Ph.D. has served as a Director of our company since May 2003. Dr. Snape has been a principal at New England Partners, a private equity firm for ten years. Previously, he was Managing General Partner of the Vista Group, an international private equity firm. Dr. Snape is Chairman of Memry Corporation and Vice Chairman of Deltex Medical Holdings, Inc. He is also a director of Diomed, Inc.

Michael J. Zelefsky, M.D. has served as a Director of our company since September 2003. Since 1997, Dr. Zelefsky has been the Chief of Brachytherapy Service, Department of Radiation Oncology, Memorial Sloan-Kettering Cancer Center, where he is board certified in radiation oncology. He is Editor-In-Chief of the Journal of Brachytherapy, and Past President of the American Brachytherapy Society. Dr. Zelefsky has received a number of awards including the Memorial Sloan-Kettering Cancer Center Boyer Award for Excellence in Clinical Research. He is an active clinical researcher, as well, who has been the Principal Investigator on prospective trials using novel therapeutic agents with radiotherapy for patients with advanced stage genitourinary and head and neck cancers.

Compensation of Directors

         Each of our directors is entitled to receive a cash payment of $5,750 per calendar quarter. Messrs. Cerrone, Snape and Henry have waived their right to such payments. In addition, Messrs. Cerrone, Bruening, Ross, Snape and Henry each received a grant of 75,000 stock options to purchase common stock at an exercise price equal to $1.50 per share. Such options vest over a period of three years. Dr. Zelefsky received a grant of 60,000 stock options to purchase common stock at an exercise price equal to $2.50 per share. Such options also vest over a period of three years.

Audit Committee

         The audit committee's responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditors,
(iii) pre-approving the professional services provided by the independent auditors, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditors, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditors. The audit committee currently consists of Christoph Bruening. Our Board has determined that Mr. Bruening is "independent" as that term is defined under applicable SEC rules. We currently do not have an audit committee financial expert serving on our audit committee. We expect to shortly appoint a director who qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B promulgated by the SEC.

Scientific Advisory Board

         Our scientific advisory board assists us in identifying research and development opportunities, in reviewing with management the progress of our projects and in recruiting and evaluating scientific staff. Although we expect to receive guidance from the members of our scientific advisory board, all of its members are employed on a full-time basis by others and, accordingly, are able to devote only a small portion of their time to us. Management expects to meet with its scientific advisory board members individually from time to time on an informal basis. We have entered into a consulting agreement with each member of the scientific advisory board. The scientific advisory board consists of the following scientists:

Robert A. Kyle, M.D. Dr. Kyle is the Chairman of our scientific advisory board and is Professor of Medicine and Laboratory Medicine at Mayo Medical School. He served as the William H. Donner Professor of Medicine at Mayo Medical School. He was previously Section Head of the Division of Hematology and subsequently, Chairman of the Division of Hematology at Mayo Clinic, and served as Secretary-General of the International Society of Hematology. He is currently on the Board of Directors and is Chairman of the Scientific Advisory Board of the International Myeloma Foundation. Dr. Kyle's research interests include the biology and management of multiple myeloma, amyloidosis and monoclonal gammopathy of undetermined significance. Dr. Kyle has received a number of awards including the Waldenstrom Award for Myeloma Research, Henry S. Plummer Distinguished Internist Award and the Distinguished Clinician Award from Mayo Clinic.

Kenneth C. Anderson, M.D. Dr. Anderson is the Kraft Family Professor of Medicine at Harvard Medical School; and serves as Chief of the Division of Hematologic Neoplasia, Director of the Jerome Lipper Multiple Myeloma Center and Vice Chair of the Joint Program in Transfusion Medicine at Dana-Farber Cancer Institute. His translational research focuses on development of novel therapeutics targeting the myeloma cell in its microenvironment. He hosted the VI International Myeloma Workshop on Multiple Myeloma, serves on the Board of Directors and as Chairman of the Scientific Advisors of the Multiple Myeloma Research Foundation, and is a Doris Duke Distinguished Clinical Research Scientist.

Moshe Talpaz, M.D. Dr. Talpaz currently holds the titles of Professor of Medicine, David Burton, Jr. Endowed Chair at the M.D. Anderson Cancer Center, Houston, Texas. Dr. Talpaz was formerly Chairman of the Department of Bioimmunotherapy of the M.D. Anderson Cancer Center. Dr. Talpaz has been and continues to be involved in the clinical development of numerous cancer drugs and has been a pioneer in developing currently accepted treatment protocols especially in the leukemia area. Dr. Talpaz is a member of many committees such as the National Comprehensive Cancer Network Guidelines Panel and sits on several editorial and advisory boards, such as Hematology Digest, Bone Marrow Transplantation and Clinical Cancer Research. In 2003, Dr. Talpaz received the prestigious "Leukemia and Lymphoma Society Service to Mankind Award" for his pioneering work in this cancer field. Dr. Talpaz discovered the use of interferon -a for treating chronic myeloid leukemia (CML) and he was the principal investigator until FDA approval. In addition, Dr. Talpaz has acted as a consultant to Hoffman LaRoche with regards to the FDA approval process for interferon.

Randall K. Johnson, Ph.D. Dr. Johnson has over 30 years of experience in government and industry working in cancer drug discovery and development. His career began as section head at the laboratories of experimental chemotherapy at The National Cancer Institute and was followed by over 20 years at SmithKline Beecham and later GlaxoSmithKline. At SmithKline Beecham and GlaxoSmithKline, Dr. Johnson held numerous positions including Director of the Department of Biomolecular Discovery, Development Project Leader, Research Program Leader and culminating in the Group Director of the Department of Oncology Research. Dr. Johnson has been involved in numerous cancer working group committees such as The Southern Cancer Study Group and The Southwest Oncology Group and on editorial boards of cancer journals such as "Cancer Treatment Reports" and "The Journal of the National Cancer Institute."

Compliance with Section 16(a) of the Exchange Act.

         During 2003, our common stock was not registered under Section 12 of the Exchange Act and therefore our executive officers, directors and ten percent or more beneficial holders of our common stock were not subject to Section 16(a).

Code of Business Conduct and Ethics

         We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, executive officers and employees. A copy of this Code of Business Conduct and Ethics is filed as an exhibit to this report.

Item 10.  Executive Compensation.

         The following summary compensation table sets forth certain information concerning compensation paid to our Chief Executive Officer and our two most highly paid executive officers (the "Named Executive Officers") for services rendered in all capacities for the year ended December 31, 2003. Our predecessor company, Webtronics, never paid any executive compensation to its officers. No other executive officer of our company was paid a salary and bonus aggregating greater than $100,000 during such time period.


                                                       Annual Compensation              Long Term Compensation
                                                 ------------------------------   --------------------------------
  Name and Principal                        Year    Salary          Bonus         Securities Underlying
  Position                                          ($)             ($)           Options (#)
  Gary S. Jacob                             2003    $144,792        $0              500,000
  Chief Executive Officer and Chief
  Scientific Officer

  Donald H. Picker                          2003    $126,661        $10,000         325,000
  Executive Vice President, R&D

  Kunwar Shailubhai                         2003    $110,833        $0              350,000(1)
  Executive Vice President, Drug
  Discovery of Synergy
  Pharmaceuticals, Inc.



(1) All of such stock options were granted on June 13, 2003 pursuant to an employment agreement entered into with us at that time. On April 6, 2004, the employment agreement was terminated and the 325,000 unvested stock options were canceled. At the same time, Dr. Shailubhai entered into an employment agreement with Synergy Pharmaceuticals Inc. and was granted 100,000 stock options exercisable at $1.50 per share, 50,000 of such stock options vest in June 2004 and the remainder vest in December 2004.

Option Grants in Fiscal Year 2003

         The following table sets forth certain information concerning grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 2003.


                                         Number of Shares    Percent of Total
                                           Underlying        Options Granted to    Exercise Price     Expiration
Name                                     Options Granted     Employees in 2003     Per Share             Date
--------------------------------        -----------------    -------------------   ---------------    -----------
Gary S. Jacob                               500,000 (1)               42.5%             $1.50          6/13/2013
Chief Executive Officer and Chief
Scientific Officer

Donald H. Picker                           325,000 (2)                27.7%             $1.50          9/23/2013
Executive Vice President, R&D

Kunwar Shailubhai                          350,000 (3)                29.9%             $1.50          6/13/2013
Senior  Vice President, Drug
Discovery of Synergy
Pharmaceuticals, Inc.



(1)   150,000 options vest on 6/13/2004; 150,000 options vest on 6/13/2005 and
      200,000 options vest on 6/13/2006.

(2)   83,333 options vest on 7/19/2004; 108,333 options vest on 7/19/2005 and
      133,334 options vest on 7/19/2006.

(3) All of such stock options were granted on June 13, 2003 pursuant to an employment agreement entered into with us at that time. On April 6, 2004, the employment agreement was terminated and the 325,000 unvested stock options were canceled. At the same time, Dr. Shailubhai entered into an employment agreement with Synergy Pharmaceuticals Inc. and was granted 100,000 stock options exercisable at $1.50 per share, 50,000 of such stock options vest in June 2004 and the remainder vest in December 2004.

Aggregated Option Exercises in 2003 and Year End Option Values

         The following table provides certain information with respect to the Named Executive Officers concerning the exercise of stock options during the fiscal year ended December 31, 2003 and the value of unexercised stock options held as of such date.



                                      Number of Shares Underlying Options      Value of Unexercised In the
                                             at December 31, 2003            Money Options at December 31,
                                                                                     2003 ($) (1)
                                       ----------------------------------- ----------------------------------
Name                                   Exercisable       Unexercisable     Exercisable      Unexercisable
-------------------------------------- ----------------- ----------------- ---------------- -----------------
Gary S. Jacob                                 0              500,000             $0            $1,225,000
Chief Executive Officer and Chief
Scientific Officer


Donald H. Picker                               0             325,000             $0            $  796,250
Executive Vice President, R&D

Kunwar Shailubhai                           25,000           325,000(2)        $61,250         $  796,250
Senior Vice President, Drug
Discovery of Synergy
Pharmaceuticals, Inc.


During the fiscal year ended December 31, 2003, no options were exercised.

(1) Amounts calculated by subtracting the exercise price of the options from the market value of the underlying common stock using the closing bid price on the OTCBB of $3.95 per share on December 31, 2003.

(2) All of such stock options were granted on June 13, 2003 pursuant to an employment agreement entered into with us at that time. On April 6, 2004, the employment agreement was terminated and the 325,000 unvested stock options were canceled. At the same time, Dr. Shailubhai entered into an employment agreement with Synergy Pharmaceuticals Inc. and was granted 100,000 stock options exercisable at $1.50 per share, 50,000 of such stock options vest in June 2004 and the remainder vest in December 2004.

Employment Agreements

         On June 13, 2003, we entered into an employment agreement with Gary S. Jacob, Ph.D., our Chief Executive Officer and Chief Scientific Officer. Dr. Jacob's employment agreement is for a term of 18 months beginning June 13, 2003 and is automatically renewable for successive one year periods at the end of the term. Dr. Jacob's salary is $225,000 per year and he is eligible to receive a cash bonus of up to 15% of his salary per year. In connection with the employment agreement, Dr. Jacob received a grant of 500,000 stock options which vest over a three year period and are exercisable at $1.50 per share.

         On June 13, 2003, we entered into an employment agreement with Kunwar Shailubhai, Ph.D., pursuant to which Dr. Shailubhai serves as Executive Vice President, and Head of Research and Development for a term of 18 months beginning June 13, 2003, which is automatically renewable for successive one year periods at the end of the term. Dr. Shailubhai's salary is $170,000 per year and he is eligible to receive a cash bonus of up to 15% of his salary per year. In connection with the employment agreement, Dr. Shailubhai received a grant of 25,000 stock options which are fully vested and have an exercise price of $1.50 per share. Dr. Shailubhai also received a grant of 325,000 stock options which vest over a three year period and are exercisable at $1.50 per share.

         On April 6, 2004 Dr. Shailubhai's employment agreement was terminated and Dr. Shailubhai entered into an employment agreement with Synergy pursuant to which he agreed to serve as Senior Vice President, Drug Discovery of Synergy. The agreement is for a term of 12 months beginning April 6, 2004 and is automatically renewable for successive one year periods at the end of term. Dr. Shailubhai's salary is $150,000 and he is eligible to receive a cash bonus of up to 15% of his salary. Dr. Shailubhai's 325,000 unvested stock options, granted pursuant to his previous employment agreement, were cancelled and he received a new grant of 100,000 stock options exercisable at $1.50 per share, 50,000 of such stock options vest in June 2004 and the remainder vest in December 2004.

         On September 23, 2003, we entered into an employment agreement with Donald H. Picker, Ph.D., pursuant to which Dr. Picker agreed to serve as our Vice President, Drug Development. Dr. Picker's employment agreement is for a term of 18 months beginning September 23, 2003 and is automatically renewable for successive one year periods at the end of the term. Dr. Picker's salary is $175,000 per year and he is eligible to receive cash bonuses upon the achievement of certain milestones. Dr. Picker received a grant of 325,000 stock options which vest over a three year period and are exercisable at $1.50 per share. On April 6, 2004 Dr. Picker's employment agreement was amended and his title changed to Executive Vice President, R&D.

         On January 15, 2004, we entered into an employment agreement with Bernard Denoyer, our Vice President, Finance. Mr. Denoyer's employment agreement is for a term of 12 months beginning January 15, 2004 and is automatically renewable for successive one year periods at the end of the term. Mr. Denoyer's salary is $90,000 per year and he is eligible to receive a cash bonus of up to 10% of his salary per year. Mr. Denoyer received a grant of 100,000 stock options which vest over a three year period and are exercisable at $3.60 per share.

Stock Option Plan

         We rely on incentive compensation in the form of stock options to retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options is designed to provide long-term incentives to directors, executive officers employees and consultants, to encourage them to remain with us and to enable them to develop and maintain an ownership position in our common stock.

            The stock option plan authorizes the grant of stock options to directors, eligible employees, including executive officers and consultants. The value realizable from exercisable options is dependent upon the extent to which our performance is reflected in the value of our common stock at any particular point in time. Equity compensation in the form of stock options is designed to provide long-term incentives to directors, executive officers and other employees. We approve the granting of options in order to motivate these employees to maximize stockholder value. Generally, vesting for options granted under the stock option plan is determined at the time of grant, and options expire after a 10-year period. Options are generally granted at an exercise price not less than the fair market value at the date of grant. As a result of this policy, directors, executives, employees and consultants are rewarded economically only to the extent that the stockholders also benefit through appreciation in the market. Options granted to employees are based on such factors as individual initiative, achievement and performance. In administering grants to executives, the compensation committee of the Board of Directors evaluates each executive's total equity compensation package. The compensation committee generally reviews the option holdings of each of the executive officers, including vesting and exercise price and the then current value of such unvested options. We consider equity compensation to be an integral part of a competitive executive compensation package and an important mechanism to align the interests of management with those of our stockholders.

            As of December 31, 2003, options for 2,083,056 shares were outstanding under our stock option plan, and options for 7,916,944 shares remain available for future grants. The options we grant under the Plan may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-statutory stock options at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The stock option plan is not a qualified deferred compensation plan under Section 401(a) of the Code, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). In addition, as of December 31, 2003, we have granted 2,770,504 stock options not subject to the stock option plan.

The following table summarizes information about our equity compensation plans as of December 31, 2003.

                      Equity Compensation Plan Information



---------------------------- ------------------------------- ---------------------------- ----------------------------
Plan Category                Number of Shares of Common      Weighted-Average Exercise    Number of Options
-------------                Stock to be Issued upon         Price of Outstanding         Remaining Available for
                             Exercise of Outstanding         Options                      Future Issuance Under
                             Options                                                      Equity Compensation Plans
                                                                                          (excluding securities
                                                                                          reflected in column (a))

                                       (a)                            (b)                             (c)
---------------------------- ------------------------------- ---------------------------- ----------------------------
Equity  Compensation  Plans  2,083,056                                   $1.71            7,916,944
Approved by Stockholders
---------------------------- ------------------------------- ---------------------------- ----------------------------
Equity Compensation Plans    2,770,504                                   $1.53            n/a
Not Approved by
Stockholders
---------------------------- ------------------------------- ---------------------------- ----------------------------
            Total            4,853,560                                   $1.61            7,916,944
---------------------------- ------------------------------- ---------------------------- ----------------------------



Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of April 6, 2004 by (i) each person know to beneficially own more than 5% of the outstanding common stock, (ii) each of our directors, (iii) the Named Executive Officers and (iv) all directors and executive officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Callisto Pharmaceuticals, Inc., 420 Lexington Avenue, Suite 2500, New York, N.Y. 10170.


                                                                                  Shares of Common Stock
                Name and Address of Beneficial Owner                               Beneficially Owned (1)
--------------------------------------------------------------        ---------------------------------------------
                                                                         Number of Shares      Percentage of Class
                                                                      ---------------------- ----------------------
Gabriele M. Cerrone                                                            2,799,237(2)              10.1%
  Chairman of the Board


Gary S. Jacob                                                                    108,297                   *
  Chief Executive Officer and Chief Scientific Officer
Donald H. Picker                                                                  97,408                   *
  Executive Vice President, R&D
Kunwar Shailubhai                                                                 25,000(3)                *
   Senior Vice President, Drug Discovery of Synergy
    Pharmaceuticals Inc.
Iain  G. Ross                                                                          0
  Director
Edwin Snape                                                                      914,402(4)               3.4%
  Director

Michael J. Zelefsky                                                                    0
  Director
Christoph Bruening                                                               368,199(5)               1.4%
  Director
Albert J. Henry                                                                1,632,164(6)               6.0%
  Director
All Directors and Executive Officers as a group (10)                           5,944,707(7)              21.4%

Donald G. Drapkin                                                              2,350,000(8)               8.6%

Panetta Partners Ltd.                                                          2,049,237                  7.6%

Henry Ventures II Limited                                                      1,632,164                  6.0%

* less than 1%


(1) Applicable percentage ownership as of April 6, 2004 is based upon 27,023,993 shares of common stock outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Under Rule 13d-3, shares issuable within 60 days upon exercise of outstanding options, warrants, rights or conversion privileges ("Purchase Rights") are deemed outstanding for the purpose of calculating the number and percentage owned by the holder of such Purchase Rights, but not deemed outstanding for the purpose of calculating the percentage owned by any other person. "Beneficial ownership" under Rule 13d-3 includes all shares over which a person has sole or shared dispositive or voting power.

(2) Consists of 750,000 shares of common stock issuable upon exercise of stock options held by Mr. Cerrone and 2,049,237 shares held by Panetta Partners, Ltd., of which Mr. Cerrone is the sole general partner and in such capacity only exercises voting and dispositive control.

(3) Consists of 25,000 shares of common stock issuable upon exercise of stock options.

(4) Such shares are held by NEGF II, L.P. and New England Partners Capital, L.P.. Mr. Snape is a principal of NEGF II, L.P. and New England Partners Capital, L.P.

(5) Includes 25,000 shares of common stock issuable upon exercise of stock options.

(6) Such shares are held by Henry Venture II Limited. Mr. Henry is the Chairman of Henry Venture II Limited.

(7) Includes 800,000 shares of common stock issuable upon exercise of stock options.

(8) Includes 250,000 shares of common stock issuable upon exercise of stock options held by Mr. Drapkin and 1,500,000 shares of common stock held by the Drapkin Family Charitable Foundation.

Item 12. Certain Relationships and Related Transactions.

None

Item 13.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         Exhibit
         Number     Description
         -------    -----------

         2.1 Agreement and Plan of Merger by and among Callisto Pharmaceuticals, Inc., Webtronics, Inc., Callisto Acquisition Corp., Synergy Pharmaceuticals Inc. and Synergy Acquisition Corp. dated as of March 10, 2003 (1)

         2.2 Amendment to Agreement and Plan of Merger dated as of April 4, 2003 (2)

         3.1        Certificate of Incorporation (3)

         3.2        Bylaws (4)

         4.1        1996 Incentive and Non-Qualified Stock Option Plan (5)

         4.2 Form of Warrant to purchase shares of common stock issued in connection with the sale of common stock (6)

         10.1 Employment Agreement dated June 13, 2003 by and between Callisto Pharmaceuticals, Inc. and Gary S. Jacob (7)*

         10.2 Employment Agreement dated April 6, 2004 by and between Synergy Pharmaceuticals Inc. and Kunwar Shailubhai *

         10.3 Employment Agreement dated June 13, 2003 by and between Callisto Pharmaceuticals, Inc. and Donald H. Picker (9)*

         10.4 Amendment to Employment Agreement dated April 6, 2004 by and between Callisto Pharmaceuticals, Inc. and Donald H. Picker*

         10.5 License Agreement dated as of August 28, 2002 by and between Synergy Pharmaceuticals Inc. and AnorMED Inc. (10)**

         10.6 Employment Agreement dated January 15, 2004 by and between Callisto Pharmaceuticals, Inc and Bernard Denoyer*

         10.7 Form of Registration Rights Agreement dated as of January 21, 2004 by and among the Registrant and the Purchasers set forth on the signature page thereto (11)

         14         Code of Business Conduct and Ethics

         16         Letter of Changes in Registrant's Certifying Accountants
                    (12)

         21         List of Subsidiaries

         31.1 Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act

         31.2 Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act

         32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         * Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this form pursuant to Item 601 of Regulation S-K.

         ** Confidential treatment has been requested with respect to deleted portions of this agreement.

(1) Incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K filed on March 19, 2003.

(2) Incorporated by reference to Exhibit 2.2 filed with the Company's Current Report on Form 8-K filed on April 30, 2003.

(3) Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K filed on May 28, 2003.

(4) Incorporated by reference to Exhibit 99.2 filed with the Company's Current Report on Form 8-K filed on May 28, 2003.

(5) Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on April 30, 2003.

(6) Incorporated by reference to Exhibit 10.1 filed with the Company/s Current Report on Form 8-K filed on January 28, 2004.

(7) Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 10-QSB filed on August 20, 2003.

(8) Incorporated by reference to Exhibit 10.2 filed with the Company's Current Report on Form 10-QSB filed on August 20, 2003.

(9) Incorporated by reference to Exhibit 10.3 filed with the Company's Current Report on Form 10-QSB filed on November 14, 2003.

(10) Incorporated by reference to Exhibit 10.4 filed with the Company's Current Report on Form 10-QSB filed on November 14, 2003.

(11) Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on January 28, 2004.

(12) Incorporated by reference to Exhibit 16 filed with the Company's Current Report on Form 8-K filed on August 1, 2003.

(b)     Reports on Form 8-K

        We did not file a Current Report on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-KSB.

Item 14.  Principal Accountant Fees and Services

Audit Fees.

         The aggregate fees billed and unbilled for the fiscal year ended December 31, 2003 for professional services rendered by our principal accountants for the audits of our annual financial statements, the reaudit of the 2002 and 2001 financial statements, and the review of our financial statements included in our quarterly reports on Form 10-QSB were approximately $115,000.

Audit-Related Fees.

         The aggregate fees billed for the fiscal year ended December 31, 2003 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, specifically accounting research, were $2,500.

Tax and Other Fees.

         There were no aggregate fees billed for the fiscal years ended December 31, 2003 and 2002 as there were no tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns.

         Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our principal accountants.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15D of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 14, 2004                    Callisto Pharmaceuticals, Inc.

                                         By: s/ Gary S. Jacob
                                         -------------------------------------
                                         Gary S. Jacob,
                                         Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                                 Title                                     Date
-----------------------------            --------------------------------------      ---------------------
/s/ Gary S. Jacob                        Chief Executive Officer                     April 14, 2004
-----------------                        (Principal Executive Officer)
Gary S. Jacob


/s/ Bernard F. Denoyer                   Vice President, Finance                     April 14, 2004
----------------------                   (Principal Accounting Officer)
Bernard F. Denoyer


/s/ Gabriele M. Cerrone                  Chairman of the Board                       April 14, 2004
 ----------------------
Gabriele M. Cerrone


/s/ Iain G. Ross                         Director                                    April 14, 2004
 ---------------
Iain Ross


/s/ Edwin Snape                          Director                                    April 14, 2004
 --------------
Edwin Snape


/s/ Albert J. Henry                      Director                                    April 14, 2004
 ------------------
Albert J. Henry


/s/ Michael J. Zelefsky                  Director                                    April 14, 2004
 ----------------------
Michael J. Zelefsky

/s/ Christoph Bruening                   Director                                    April 14, 2004
 ---------------------
Christoph Bruening


                         CALLISTO PHARMACEUTICALS, INC.

                          (A Development Stage Company)



                   Index to Consolidated Financial Statements


                                                                                    Page
                                                                                    ----
 Report of Independent Certified Public Accountants
                                                                                     F-2

 Consolidated Balance Sheet as of December 31,  2003                                 F-3

 Consolidated Statements of Operations for the two years in the period ended
      December 31, 2003, and for the period from June 5, 1996 (inception) to
      December 31, 2003                                                              F-4

 Consolidated Statements of Changes in Stockholders' Equity for the period from
      June 5, 1996 (inception) to December 31, 2003                                  F-5

  Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002, and for the period from June 5, 1996 (inception) to
      December 31, 2003                                                              F-7

 Notes to consolidated financial statements                                          F-8



               Report of Independent Certified Public Accountants



Board of Directors
Callisto Pharmaceuticals, Inc.
New York, New York


         We have audited the accompanying consolidated balance sheet of Callisto Pharmaceuticals, Inc. (a development stage company) (the "Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2003 and for the period from June 5, 1996 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Callisto Pharmaceuticals, Inc. as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 and for the period from June 5, 1996 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States.

The 2002 financial statements, which were previously audited by other auditors, have been restated as described in Note 10.

/s/ BDO Seidman, LLP
-----------------------

New York, New York
April 8, 2004

                         CALLISTO PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2003


                                     ASSETS
Current assets:
      Cash and cash equivalents                                                  $  3,956,486
      Prepaid expenses                                                                 52,644
                                                                                 ------------
                                                                                    4,009,130

Property and equipment, net                                                            46,488

Security deposits                                                                      62,980
                                                                                 ------------
                                                                                 $  4,118,598
                                                                                 ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                           $    842,520
      Accrued expenses                                                                 79,625
      Selling agent fees payable related to private placement                         341,625
                                                                                 ------------
                                                                                    1,263,770
Stockholders' equity:
      Common stock, $.0001 par value, authorized 75,000,000
         shares, 25,928,760  outstanding at December 31, 2003                           2,590
      Additional paid-in-capital                                                   34,149,975
      Unamortized deferred stock based compensation                                (5,480,007)
      Deficit accumulated during the development stage                            (25,817,730)
                                                                                 ------------
                                                                                    2,854,828
                                                                                 ------------
                                                                                 $  4,118,598
                                                                                 ============

        The accompanying notes are an integral part of these consolidated financial statements.

                         CALLISTO PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                        For the
                                                                                                      Period from
                                                                         For the year                 June 5, 1996
                                                                      ended December 31,             (Inception) to
                                                                -------------------------------        December 31,
                                                                    2003              2002                 2003
                                                                ------------       ------------       ------------
Revenues                                                        $          -       $          -       $          -

Costs and Expenses:
   Research and development                                        1,369,985            491,430          4,902,361
   Purchased in-process research and development                   6,734,818                  -          6,734,818
   General and administrative                                      1,398,090          1,227,699          6,249,473
   Stock-based compensation                                        3,833,946                332          8,618,502
                                                                ------------       ------------       ------------
Loss from operations                                             (13,336,839)        (1,719,461)       (26,505,154)

  Interest income                                                      8,767             34,496            465,600
  Other income                                                       221,824                  -            221,824
                                                                ------------       ------------       ------------
Net loss                                                        $(13,106,247)      $ (1,684,965)      $(25,817,730)
                                                                ============       ============       ============

Weighted average shares outstanding:
               Basic and diluted                                  21,357,659         17,318,994

Net loss per common share: Basic and diluted                    $      (0.61)      $      (0.10)



        The accompanying notes are an integral part of these consolidated financial statements.

                         CALLISTO PHARMACEUTICALS, INC.
                          (A Development Stage Company)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                Preferred                    Common        Additional
                                                 Preferred      Stock Par       Common      Stock Par       Paid in
                                                    Shares       Value          Shares        Value          Capital
                                                 ---------     ----------       ------      ----------     -----------
Balance at inception, June 5, 1996                       -              -            -               -               -
    Net loss for the period
    Issuance of founder shares                           -              -    2,642,500             264             528
    Common stock issued                                  -              -    1,356,194             136             272
    Common stock issued via private
      placement                                          -              -    1,366,667             137       1,024,863
                                                 ---------     ----------   ----------      ----------     -----------
Balance, December 31, 1996                               -              -    5,365,361             537       1,025,663
     Net loss for the year                               -              -            -               -               -
     Common stock issued via private
     placement                                           -              -    1,442,666             144       1,081,855
                                                 ---------     ----------   ----------      ----------     -----------
Balance, December 31, 1997                               -              -    6,808,027             681       2,107,518
    Net loss for the year
    Amortization of Stock based
      Compensation                                       -              -            -               -          52,778
    Common stock issued via private
      placement                                          -              -    1,416,667             142      1,062,358
    Common stock issued for
       services                                          -              -      788,889              79         591,588
    Common stock repurchased and
     cancelled                                           -              -     (836,792)            (84)        (96,916)
                                                 ---------     ----------   ----------      ----------     -----------
Balance, December 31, 1998                               -              -    8,176,791             818       3,717,326
     Net loss for the year                               -              -            -               -               -
     Deferred Compensation - stock
      options                                            -              -            -               -           9,946
     Amortization of Stock based
       Compensation                                      -              -            -               -               -
     Common stock issued for
       services                                          -              -            -               -       3,168,832
     Common stock issued via private
       placement                                         -              -      346,667              34         259,966
                                                 ---------     ----------   ----------      ----------     -----------
Balance, December 31, 1999                               -              -    8,523,458             852       7,156,070
     Net loss for the year                               -              -            -               -               -
     Amortization of Stock based
       Compensation                                      -              -            -               -               -
     Common stock issued                                 -              -    4,560,237             455         250,889
     Other                                                                                                         432
     Preferred shares issued                     3,485,299            348            -               -       5,986,302
     Preferred stock issued for
       services                                    750,000             75            -               -       1,124,925
                                                 ---------     ----------   ----------      ----------     -----------
Balance, December 31, 2000                       4,235,299            423   13,083,695           1,307      14,518,618
     Net loss for the year                               -              -            -               -               -
     Deferred Compensation - stock
        options                                                                                                 20,000
     Amortization of Stock based
        Compensation                                     -              -            -               -               -
                                                 ---------     ----------   ----------      ----------     -----------
Balance, December 31, 2001                       4,235,299            423   13,083,695           1,307      14,538,618
     Net loss for the year                               -              -            -               -               -
     Amortization of Stock based
       Compensation                                      -              -            -               -               -
                                                 ---------     ----------   ----------      ----------     -----------
Balance, December 31, 2002                       4,235,299     $      423   13,083,695      $    1,307     $14,538,618

                                                                    Deficit
                                              Unamortized          Accumulated
                                                Deferred            during the                 Total
                                              Stock Based           Development            Stockholders'
                                               Compensation           Stage                   Equity
                                              --------------       --------------          -------------
Balance at inception, June 5, 1996                         -                    -                      -
    Net loss for the year                                                (404,005)              (404,005)
     Issuance of founder shares                            -                    -                    792
     Common stock issued                                   -                    -                    408
     Common stock issued via private
       placement                                           -                    -              1,025,000
                                              --------------       --------------          -------------
Balance, December 31, 1996                                 -             (404,005)               622,195
     Net loss for the year                                 -             (894,505)              (894,505)
     Common stock issued via private
       placement                                           -                    -              1,081,999
                                              --------------       --------------          -------------
Balance, December 31, 1997                                 -           (1,298,510                809,689
    Net loss for the year                                  -           (1,484,438)            (1,484,438)
    Amortization of Stock based
       Compensation                                        -                    -                 52,778
    Common stock  issued                                                                       1,062,500
     Common stock issued for                               -                    -                      -
     services                                                                                    591,667
   Common Stock repurchased and cancelled                  -                    -                (97,000)
                                              --------------       --------------          -------------
Balance, December 31, 1998                                 -           (2,782,948)               935,196
     Net loss for the year                                             (4,195,263)            (4,195,263)
      Deferred Compensation - stock
      options                                         (9,946)                   -                      -
      Amortization of Stock based
        Compensation                                   3,262                    -                  3,262
     Common stock issued for
     services                                              -                    -              3,168,832
     Common stock issued via private
       placement                                           -                    -                260,000
                                              --------------       --------------          -------------
Balance, December 31, 1999                            (6,684)          (6,978,211)               172,027
      Net loss for the year                                            (2,616,261)            (2,616,261)
      Amortization of Stock based
        Compensation                                   4,197                                       4,197
     Common stock  issued                                  -                    -                251,344
     Other                                                 -                    -                    432
     Preferred shares issued                               -                    -              5,986,650
     Preferred stock issued for
     services                                              -                    -              1,125,000
                                              --------------       --------------          -------------
Balance, December 31, 2000                            (2,487)          (9,594,472)             4,923,389
     Net loss for the year                                 -           (1,432,046)            (1,432,046)
      Deferred Compensation - stock
        options                                      (20,000)                   -                      -
      Amortization of Stock based
        Compensation                                  22,155                    -                 22,155
                                              --------------       --------------          -------------
Balance, December 31, 2001                              (332)         (11,026,518)             3,513,498
     Net loss for the year                                 -           (1,684,965)            (1,684,965)
     Amortization of Stock based
       Compensation                                      332                    -                    332
                                              --------------       --------------          -------------
Balance, December 31, 2002                                 -         ($12,711,483)         $   1,828,865


        The accompanying notes are an integral part of these consolidated financial statements.

                         CALLISTO PHARMACEUTICALS, INC.
                          (A Development Stage Company)

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)

                                                                                                        Deficit
                                          Preferred             Common                 Unamortized    Accumulated
                                            Stock               Stock      Additional    Deferred      during the       Total
                               Preferred     Par     Common      Par        Paid in     Stock Based   Development   Stockholders'
                                   Stock    Value     Stock     Value        Capital   Compensation       Stage        Equity
                               ---------  -------    -------    -----      ----------  ------------   -------------  ------------
Balance, December 31,
  2002                          4,235,299    $423  13,083,695   $1,307     $14,538,618             -  ($12,711,483)    $1,828,865

Net loss for the year                   -       -           -        -               -             -   (13,106,247)   (13,106,247)

Conversion of preferred
  stock in connection
  with the Merger              (4,235,299)   (423)  4,235,299      423               -             -             -              -

Common stock issued to
  former Synergy
  stockholders                          -           4,329,927      432       6,494,458             -             -      6,494,890

Common stock issued in
  exchange for  Webtronics
  common stock                          -           1,503,173      150            (150)           -              -              -

Deferred Compensation -
   stock options                        -                   -        -       9,313,953   (9,313,953)             -              -

Amortization of deferred
  Stock based Compensation              -                   -        -               -    3,833,946              -      3,833,946

Private placement of
  common stock, net                     -       -   2,776,666      278       3,803,096            -              -      3,803,374
                               ----------    ----  ----------   ------     -----------  -----------   ------------    -----------
Balance, December 31,
  2003                                  -       -  25,928,760   $2,590     $34,149,975  ($5,480,007)  ($25,817,730)    $2,854,828
                               ==========    ====  ==========   ======     ===========  ===========   ============    ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                         CALLISTO PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                            Period from
                                                                                                           June 5, 1996
                                                                              Year ended December 31,     (Inception) to
                                                                           ----------------------------    December 31,
                                                                               2003             2002           2003
                                                                           ------------    ------------    ------------
Cash flows from operating activities:
      Net loss                                                             $(13,106,247)   $ (1,684,965)   $(25,817,730)
      Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization                                        27,755           6,778          38,149
            Stock based compensation expense                                  3,833,946             332       8,618,502
            Purchased in-process research and development                     6,734,818               -       6,734,818
     Changes in operating assets and liabilities:
         Prepaid expenses                                                       (24,188)         (8,796)        (52,644)
            Security deposit                                                    (62,980)              -         (62,980)
           Accounts payable and accrued expenses                                581,008         304,663       1,024,274
                                                                           ------------    ------------    ------------
                  Total adjustments                                          11,090,359         302,977      16,300,119
                                                                           ------------    ------------    ------------
            Net cash used in operating activities                            (2,015,888)     (1,381,988)     (9,517,611)
                                                                           ------------    ------------    ------------
Cash flows from investing activities:
      Acquisition of equipment                                                  (54,462)        (22,029)        (84,637)
                                                                           ------------    ------------    ------------
     Net cash used in investing activities                                      (54,462)        (22,029)        (84,637)
                                                                           ------------    ------------    ------------
Cash flows from financing activities:
     Net proceeds from issuance of common and preferred stock, net of
       repurchases                                                            3,803,374               -      13,558,734
                                                                           ------------    ------------    ------------
     Net cash provided by financing activities                                3,803,374               -      13,558,734
                                                                           ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents                          1,733,024      (1,404,017)      3,956,486
Cash and cash equivalents at beginning of year                                2,223,462       3,627,479               -
                                                                           ------------    ------------    ------------
Cash and cash equivalents at end of year                                   $  3,956,486    $  2,223,462    $  3,956,486
                                                                           ============    ============    ============
Supplementary disclosure of cash flows information:
      Cash paid for taxes                                                  $     23,834    $     13,487    $     60,042
                                                                           ============    ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                         CALLISTO PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business overview:

Callisto Pharmaceuticals, Inc. ("Callisto") is a development stage biopharmaceutical company, whose primary focus is on biopharmaceutical product development. See footnote 4 for a complete description of recent business combination and basis of presentation. Since inception in June of 1996 our efforts have been principally devoted to research and development, securing and protecting our patents and raising capital. From inception through December 31, 2003, Callisto has sustained cumulative net losses of $25,817,730 Callisto's losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of our proposed products, stock based compensation expense, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees. From inception through December 31, 2003 Callisto has not generated any revenue from operations, expects to incur additional losses to perform further research and development activities and does not currently have any commercial biopharmaceutical products, and does not expect to have such for several years, if at all.

Callisto's product development efforts are thus in their early stages and Callisto cannot make estimates of the costs or the time it will take to complete. The risk of completion of any program is high because of the many uncertainties involved in bringing new drugs to market including the long duration of clinical testing, the specific performance of proposed products under stringent clinical trial protocols, the extended regulatory approval and review cycles, the nature and timing of costs and competing technologies being developed by organizations with significantly greater resources.

2. Basis of presentation:

The accompanying consolidated financial statements of Callisto include the accounts of Callisto Pharmaceuticals, Inc., and its wholly-owned subsidiaries Synergy Pharmaceuticals Inc. and Callisto Research Labs, LLC and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany balances and transactions have been eliminated (see note 4).

3. Summary of significant accounting policies

Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents - Cash and cash equivalents consist of short term, highly liquid investments, with original maturities of less than three months when purchased and are stated at cost.

Fair value of financial instruments - Callisto's financial instruments consist of cash and accounts payable. These financial instruments are stated at their respective carrying values which are equivalent to fair value due to their short term nature.

Business concentrations and credit risks - All of Callisto's cash and cash equivalents as of December 31, 2003 are on deposit with two major money center financial institutions. Deposits at any point in time may exceed federally insured limits.

Accounting for stock based compensation - Callisto has adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation". As provided for by SFAS 123, Callisto has also elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25")." Accordingly, compensation expense has been recognized to the extent of employee or director services rendered based on the intrinsic value of stock options granted under the plans.

Recent accounting pronouncement - In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual (see below) and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Had compensation cost for stock options granted to employee and directors been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under SFAS 123, Callisto's net loss would have been as follows:


                                                              Years ended December 31,
                                                          --------------------------------
                                                              2003               2002
                                                          ------------      --------------
Net loss, as reported                                     $(13,106,247)     $  (1,684,965)

Add: Stock-based employee compensation expense
recorded under APB No. 25 intrinsic method                   1,996,890                 --

Deduct: Stock-based employee compensation
expense determined under fair value based method
for all employee awards                                     (2,510,721)                --
                                                          ------------      -------------
Pro forma net loss                                        $(13,620,078)     $  (1,684,965)
                                                          ============      =============

Net loss per share:
     Basic and diluted -as reported                       $      (0.61)     $       (0.10)
                                                          ============      =============

     Basic and diluted -pro forma                         $      (0.64)     $       (0.10)
                                                          ============      =============

The fair value of the options granted to employees during 2003 and 2002 ranged from $0.00 to $5.53 on the date of grant using the Black-Scholes methodology. The following weighted average assumptions were used for determining fair value in 2003 and 2002: no dividend yield, expected volatility of 0% to April 30, 2003 and 100% since Callisto's common stock began to trade publicly on June 16, 2003, risk free interest rates of 2.87% to 4.50% and expected lives of 7 to 10 years.

Net Loss per Share - Basic and diluted net loss per share is presented in conformity with SFAS No. 128, "Earnings per Share", for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares since the inclusion of issuable shares pursuant to the exercise of stock options, would have been antidilutive.

Research and development - Callisto does not currently have any commercial biopharmaceutical products, and does not expect to have such for several years, if at all and therefore research and development costs are expensed as incurred. These include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of our proposed products, patent filing and maintenance expenses, purchase of in-process research and development, regulatory and scientific consulting fees as well as contract research and royalty payments to outside research suppliers, facilities and universities. In addition 100% of the salary of Callisto's Chief Executive Officer was also included in research and development expense during the twelve months ended December 31, 2002 due to his extensive involvement with Callisto's product development efforts. During the twelve month ended December 31, 2003 Callisto's Chief Executive Officer devoted nearly 100% of his time to the Merger, staff recruitment, office relocation, public relations and presentations, and the private placement, thus we charged his salary to general and administrative expense.

Research Grants - Callisto currently has a research grant from the National Institutes of Health for studies on Atiprimod. The studies began in early 2004 and no funding was received during 2003. We request grant funding to reimburse expenses as incurred and record the receipt as an offset to research and development expense.

Income taxes - Income taxes are accounted for under the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or the entire deferred tax asset will not be realized.

4. Merger and consolidation:

In March 2002, Callisto Pharmaceuticals, Inc. ("Old Callisto") purchased 99.7% of the outstanding common shares of Webtronics, Inc., ("Webtronics") a public company for $400,000. Webtronics was incorporated in Florida on February 2, 2001 and had limited operations during the year ended December 31, 2002. The purchase price of Webtronics was treated as a cost of becoming a public company, however because there was no capital raised at the time, the amount was charged to general and administrative expense during the year ended December 31, 2002.

On April 30, 2003, pursuant to an Agreement and Plan of Merger dated March 10, 2003, as amended April 4, 2003, Synergy Acquisition Corp., a wholly-owned subsidiary of Webtronics merged into Synergy Pharmaceuticals Inc. ("Synergy") and Callisto Acquisition Corp., a wholly-owned subsidiary of Webtronics merged into Old Callisto (collectively, the "Merger"). As a result of the Merger, Old Callisto and Synergy became wholly-owned subsidiaries of Webtronics. In connection with the Merger Webtronics issued 17,318,994 shares of its common stock in exchange for outstanding Old Callisto common stock and an additional 4,395,684 shares in exchange for outstanding Synergy common stock. Subsequently, 65,757 shares of common stock issued to former Synergy shareholders were returned to Callisto under the terms of certain indemnification agreements. The Merger was accounted for as a recapitalization of Old Callisto by an exchange of Webtronics common stock for the net assets of Old Callisto consisting primarily of cash and fixed assets. Old Callisto then changed its name to Callisto Research Labs, LLC and Webtronics changed its name to Callisto Pharmaceuticals, Inc. and changed its state of incorporation from Florida to Delaware. Callisto remains the continuing legal entity and registrant for Securities and Exchange Commission reporting purposes.

The merged companies are considered to be in the development stage. No revenues have been realized since inception and all activities have been concentrated in research and development of biopharmaceutical products not yet approved by the Food and Drug Administration. The fair value of the net shares issued to former Synergy shareholders in the Merger totaled $6,494,890. The fair value per share of $1.50, used to determine this amount, was the value per share Callisto sold common stock in a private placement. The total consideration was allocated in full to the Synergy research and development projects which had not yet reached technological feasibility and having no alternative use was charged to purchased in-process research and development expense during the year ended December 31, 2003.

The results of operations of Synergy for the period May 1, 2003 through December 31, 2003 are included in the Consolidated Statement of Operations for the year ended December 31, 2003 and for the period from June 5, 1996 (inception) to December 31, 2003. The Statement of Operations for the year ended December 31, 2002 includes only the results of Old Callisto.

The following combined pro forma results of operations for the years ended December 31, 2003 and 2002 have been prepared as if the merger with Synergy had occurred at January 1, 2002.


                                                      2003             2002
                                                   -----------      -----------
Revenues                                              $      -       $       -
Net loss                                           (13,513,820)     (2,559,554)
Net loss per common share - basic and diluted         $  (0.58)      $   (0.11)
(23,296,920 and 23,217,578 common shares in
2003 and 2002, respectively)

In addition, Callisto assumed liabilities in excess of Synergy assets acquired at April 30, 2003 as follows:

Cash                                                              $     9,501
Accounts receivable                                                   258,928
Rent deposit                                                           44,746
Fixed assets                                                           38,343
                                                                  -----------
Total assets acquired                                                 351,518
Accounts payable and other liabilities assumed                       (591,446)
                                                                  -----------
Net liabilities assumed in excess of assets acquired                 (239,928)
Fair value of shares issued to Synergy shareholders                (6,494,890)
                                                                  -----------
Total consideration paid by Callisto to acquire Synergy           $(6,734,818)
                                                                  ===========

5. Property and equipment:

Equipment consists of laboratory, testing and computer equipment, stated at cost, with useful lives ranging from 2-4 years, depreciated on a straight line basis. Depreciation expense for the years ended December 31, 2003 and 2002 and from June 5, 1996 (inception) to December 31, 2003 was $27,755, $6,778 and $38,149, respectively.

                                                           December 31,
                                                     ------------------------
                                                       2003           2002
                                                       ----           ----

Equipment                                            $ 46,294        $ 30,175
Furniture and fixtures                                 38,343               -
Less - Accumulated depreciation                       (38,149)        (10,394)
                                                     --------        --------
Property and equipment, net                          $ 46,488        $ 19,781
                                                     ========        ========


6. Stock option plan:

In 1996, Callisto adopted an incentive and non-qualified stock option plan (the "Plan") for employees, consultants and outside directors to purchase up to 2,000,000 shares of common stock. The Plan was amended in December 2002 to increase the number of shares authorized under the Plan to 10,000,000. The option term for options granted under the Plan is ten years from date of grant and there were 7,916,944 option shares available for future grants as of December 31, 2003.

The Company recognizes deferred compensation expense for the intrinsic value of unvested stock options granted to employees. Deferred stock-based compensation is amortized to stock-based compensation expense over the vesting period of the stock option. During the twelve months ended December 31, 2003, 2002 and for the period from June 5, 1996 (inception) to December 31, 2003 Callisto recognized $3,833,946, $332 and $8,618,502, respectively, as stock-based compensation expense related to issuance of stock and stock options. At December 31, 2003 there was $5,480,007 remaining in unamortized deferred compensation.

The following represent options outstanding for the years since June 5, 1996 (inception) through December 31, 2003.


                                                     Number          Exercise Price       Weighted Average
                                                   of Shares            Per Share           Exercise Price
                                                  ----------         -----------------    -----------------
Balance, June 5, 1996 (inception)                          0                     $0.00            $0.00

1996: Granted                                         66,668                     $0.75            $0.75
                                                  ----------
Balance, December 31, 1996                            66,668                     $0.75            $0.75

1997: Granted                                        166,668                     $0.75            $0.75
                                                  ----------
Balance, December 31, 1997                           233,336                     $0.75            $0.75

1998: Granted                                        264,169                     $0.75            $0.75
                                                  ----------
Balance, December 31, 1998                           497,505                     $0.75            $0.75

1999: Granted                                        633,334             $0.75 - $4.90            $1.92
                                                  ----------
Balance, December 31, 1999                         1,130,839             $0.75 - $4.90            $1.41

2000: Granted                                        815,666             $2.85 - $6.75            $3.83
      Forfeitures                                    (15,000)            $        0.75            $0.75
                                                  ----------
Balance, December 31, 2000                         1,931,505             $0.75 - $6.75            $2.44

2001: Granted                                        730,000             $1.25 - $6.50            $2.77
                                                  ----------
Balance, December 31, 2001                         2,661,505             $0.75 - $6.75            $2.53

2002: Granted                                        330,000             $4.50 - $6.50            $5.50
                                                  ----------
Balance, December 31, 2002                         2,991,505             $0.75 - $6.75            $2.86

2003: Granted                                      3,013,555             $1.10 - $2.50            $1.48
      Forfeitures                                 (1,151,500)            $2.85 - $6.75            $4.51
                                                  ----------
Balance, December 31, 2003                         4,853,560             $0.75 - $6.75            $1.61
                                                  ==========


Included in the balance at December 31, 2003 were 2,770,504 non-Plan options, of which 2,092,504 were exercisable.

Options are exercisable as follows at December 31, 2003:


                                            Options Outstanding                            Options Exercisable
                             ------------------------------------------------------  -------------------------------
                                Number        Weighted Average    Weighted Average    Number       Weighted Average
Exercise Price                of Shares        Remaining Life      Exercise Price    of Shares      Exercise Price
--------------               ----------     -------------------   -----------------  ---------      ----------------
$0.75 - $1.10                 1,115,839            6.3 years              $0.91       1,115,839          $0.91
$1.25 - $1.75                 2,683,555            9.1 years              $1.44       1,015,555          $1.33
$1.95 - $2.85                   892,500            6.9 years              $2.33         807,500          $2.31
$4.90 - $6.75                   161,666            6.4 years              $5.32          61,666          $6.00
All options:
$0.75 - $6.75                 4,853,560            8.0 years              $1.61       3,000,560          $1.53



7. Income taxes:

At December 31, 2003, Callisto had available Federal net operating tax loss carry forwards of approximately $14,000,000 expiring through 2022 to offset future taxable income. The net deferred tax asset has been fully offset by a valuation allowance due to uncertainties regarding realization of benefits from these future tax deductions. As a result of the change in control provisions of Internal Revenue Code Section 382, a significant portion of these net operating loss carry forwards may be subject to limitation on future utilization.

On December 15, 2003 Synergy sold certain New Jersey State tax loss carry forwards under a state economic development program for cash of approximately $222,000, the proceeds of which have been and will be used to support research and development activities in New Jersey. This state tax benefit was recorded as Other Income during the fourth quarter ended December 31, 2003.

8. Commitments and contingencies:

License agreements:

On August 28, 2002, Synergy entered into a worldwide license agreement with AnorMED, Inc. ("AnorMED") to research, develop, sell and commercially exploit the Atiprimod patent rights. The license agreement provides for milestone payments and royalties on net sales. Commencing on January 1, 2004 and on January 1 of each subsequent year Synergy is obligated to pay AnorMED a maintenance fee of $200,000 until the first commercial sale of the product. The first of these annual maintenance fee payments under this agreement was made on January 22, 2004 and will be reported as research and development expense in the quarter ended March 31, 2004. The agreement will terminate upon expiration of the last to expire of any patents included in the licensed patents as defined in the agreement.

On July 25, 2001, Callisto entered into a license agreement to research, develop, sell and commercially exploit certain Rockefeller University licensed patents covering peptides and antibodies useful in treating toxic shock syndrome and septic shock. Callisto will pay Rockefeller a $7,500 annual maintenance fee until the first commercial sale of the product. Callisto will pay royalties of 2% and 0.75% of net sales of product as defined in the agreement and will pay Rockefeller 15% of any sublicense fee paid by sublicensees. The agreement will terminate upon the later of (a) expiration of the last to expire or become abandoned patent right or (b) 20 years after the effective date of the agreement. During the twelve months ended December 31, 2003 and 2002, Callisto paid Rockefeller University $0 and $7,500, respectively.

On April 11, 2001, Callisto entered into a license agreement with Dartmouth College to research, develop, manufacture and sell certain Dartmouth patent rights covering a method to enhance antibiotics against Staphylococcus and other bacteria. Callisto was obligated to pay to Dartmouth a minimum annual license fee of $10,000 for 2002; $15,000 for 2003 and $25,000 per annum from 2004 and thereafter. During the twelve months ended December 31, 2003 and 2002 Callisto paid Dartmouth $42,868 and $265,261, respectively, under this agreement. Callisto and Dartmouth entered into a settlement and general release agreement which terminated this license in August 2003. Pursuant to the settlement and general release agreement, Callisto paid $42,868 to Dartmouth.

On July 7, 1998 Callisto entered into a Patent License Agreement with the United States Public Health Service ("PHS"), under which Callisto had an exclusive license to make, use, sell, lease, import and export and to otherwise commercially exploit certain licensed patents covering a diagnostic method for detecting obsessive compulsive disorder. Callisto paid an initial license issue royalty fee in the amount of $50,000 in 1998 and minimum annual royalty fees of $10,000 in each year through December 31, 2003. Callisto terminated this agreement by mutual consent in January 2004.

Employment Agreements:

On June 13, 2003, Callisto entered into an employment agreement with Gary S. Jacob, Ph.D., to serve as our Chief Executive Officer and Chief Scientific Officer. Dr. Jacob's employment agreement is for a term of 18 months beginning June 13, 2003 and is automatically renewable for successive one year periods at the end of the term. Dr. Jacob's salary is $225,000 per year and he is eligible to receive a cash bonus of up to 15% of his salary per year. In connection with his employment agreement, Dr. Jacob received a grant of 500,000 stock options which vest over a three year period and are exercisable at $1.50 per share.

On June 13, 2003, Callisto entered into an employment agreement with Kunwar Shailubhai, Ph.D. to serve as Executive Vice President and Head of Research and Development for a term of 18 months beginning June 13, 2003 and is automatically renewable for successive one year periods at the end of the term. Dr. Shailubhai's salary is $170,000 per year and he is eligible to receive a cash bonus of up to 15% of his salary per year. In connection with his employment agreement, Dr. Shailubhai received a grant of 25,000 stock options which are fully vested and have an exercise price of $1.50 per share. Dr. Shailubhai also received a grant of 325,000 stock options which vest over a three year period and are exercisable at $1.50 per share.

On April 6, 2004, Dr. Shailubhai's employment agreement was terminated and he entered into an employment agreement with Synergy in which he agreed to serve as Senior Vice President, Drug Discovery. Dr. Shailubhai's employment agreement is for a term of 12 months beginning April 6, 2004 and is automatically renewable for successive one year periods at the end of the term. Dr. Shailubhai's salary is $150,000 per year and he is eligible to receive a cash bonus of up to 15% of his salary per year. His unvested options for 325,000 shares granted June 13, 2003 were cancelled and Dr. Shailubhai received a new grant of 100,000 stock options which are exercisable at $1.50 per share. 50,000 of such stock options vest in June 2004 and the remainder vest in December 2004. The new grant of options will be subject to variable accounting.

On September 23, 2003, Callisto entered into an employment agreement with Donald
H. Picker, Ph.D., to serve as Vice President, Drug Development. The employment agreement is for a term of 18 months beginning September 23, 2003 and is automatically renewable for successive one year periods at the end of the term. Dr. Picker's salary is $175,000 per year and he is eligible to receive a cash bonus of up to $45,000 per year upon the achievement of certain performance milestones. During the twelve months ended December 31, 2004, Dr. Picker was paid $10,000 of this bonus and earned an additional $10,000 which was accrued as of December 31, 2003 and paid in early January 2004. In connection with his employment agreement, Dr. Picker received a grant of 325,000 stock options which vest over a three year period and are exercisable at $1.50 per share.

On January 15, 2004, Callisto entered into an employment agreement with Bernard Denoyer, its Vice President, Finance. Mr. Denoyer's employment agreement is for a term of 12 months beginning January 15, 2004 and is automatically renewable for successive one year periods at the end of the term. Mr. Denoyer's salary is $90,000 per year and he is eligible to receive a cash bonus of up to 10% of his salary per year. Mr. Denoyer received a grant of 100,000 stock options which vest over a three year period and are exercisable at $3.60 per share.

Lease agreements:

On August 20, 2003 Callisto entered into a five year lease for its corporate headquarters in New York City with an approximate rent of $100,000 annually through August 2008. On November 4, 2003, Synergy entered a two year lease for laboratory space in New Jersey, principally to support combined Callisto and Synergy research efforts, with an approximate rent of $50,000 annually through November 2005. During the years ended December 31, 2003 and 2002 and for the period from June 5, 1996 (inception) to December 31, 2003, total rent expense was $67,261, $51,856 and $187,083, respectively. Total annual commitments under these leases for each of the twelve months ended December 31, are as follows:

                         2004           $150,895
                         2005            149,927
                         2006            104,055
                         2007            106,138
                         2008             71,695
                                        --------
                         Total          $582,710
                                        ========

Other:

In April 2003 Callisto settled legal fees totaling approximately $352,000, accrued as of December 31, 2002, for approximately $100,000. The balance was reversed into general and administrative expense in the second quarter of 2003.

On October 7, 2003, Callisto was awarded a $265,267 Small Business Technology Transfer Research grant from the National Institutes of Health for studies on Atiprimod. No funding was received during 2003 and Callisto will request grant funding as expenses are incurred during the first half of 2004 and record the receipt as an offset to research and development expense. Approximately $25,000 of this grant will defray certain salary and wages of in-house scientists, the balance of which will reimburse incremental supplies and sub-contractors.

9. Stockholders' equity:

From November 2003 through January 2004, Callisto sold and issued 3,905,432 shares of common stock at an issue price of $1.50 for aggregate gross proceeds of $5,858,148. Callisto incurred an aggregate of $508,615 in fees to various selling agents and issued 31,467 shares of common stock and an aggregate 370,543 warrants to purchase common stock to such selling agents. The warrants are immediately exercisable at $1.90 per share and will expire five years after issuance. As of December 31, 2003 Callisto had closed on a portion of this transaction, specifically 2,776,666 shares of common stock at a price of $1.50 per share for aggregate gross proceeds of $4,164,999, less $361,625 incurred in fees to various selling agents.

Had this entire private placement been completed by December 31, 2003 pro forma selected balance sheet items would have been as follows:

                                               As reported         Pro forma
                                                   2003               2003
                                               -----------         ---------

Cash and cash equivalents                      $ 3,956,486         $ 5,161,020

Total assets                                     4,118,598           5,323,132

Total liabilities                                1,263,770             922,145

Stockholders' equity                           $ 2,854,828         $ 4,400,987

Common shares outstanding                       25,928,760          27,057,526


During 2000, the Board of Directors approved an increase in the authorized common shares from 35,000,000 shares to 60,000,000 shares and a one-for-three reverse split of the common stock. All share and per share information has been adjusted to reflect the stock split as if it had occurred at the beginning of the earliest period presented. In May 2003, as part of the Merger, the authorized common shares were increased to 75,000,000 shares.

During 2000, Callisto sold 2,252,441 shares of Series A convertible preferred stock at $1.70 per share and 1,232,858 shares of Series B convertible preferred stock at $1.75 per share. In addition the Board of Directors authorized the issuance of 750,000 shares of Series C convertible preferred stock at $0.10 per share to an executive officer of Callisto. The net proceeds from the sale of these 4,235,299 shares of convertible preferred stock totaled $6,061,650. The holders of the convertible preferred stock had equal voting rights with the common stockholders, had certain liquidation preferences and were convertible at any time into shares of common stock at a ratio of one share of common stock for each share of convertible preferred stock at the election of the holder. Callisto recorded compensation expenses of approximately $1,050,000 related to the shares sold to the executive officer. During the second quarter of 2003 all of the convertible preferred stockholders converted their shares of preferred stock to common stock in connection with the Merger.

During 2000, Callisto also sold 4,526,903 shares of common stock at a purchase price of $0.05 per share to certain officers and directors of the company for services performed in the year 1999. Based on the most recent private placement of common stock during the fourth quarter of 1999, the value of these shares was determined to be $0.70 per share and Callisto recorded $3,168,832 as stock based compensation expense for the twelve months ended December 31, 2000.


During 1998, as part of a settlement agreement between the founding partners of CSO Ventures, Inc. and Callisto, one of the founders of CSO sold 836,792 shares of common stock back to Callisto at a price of approximately $0.12 per share, for $97,000. Concurrently Callisto entered into a stock purchase agreement with a private investor to sell him 766,667 shares of common stock at a price of $92,000 or $0.12 per share. The fair value of the common stock issued was determined to $0.75 per share and Callisto recorded $483,000 of stock based compensation expense.

During the period from December 1996 to December 1999, Callisto completed the following private placements of its common stock:

                  Shares           Price per share          Gross proceeds
                  ------           ---------------          --------------

December 1996     1,366,667        $0.75                    $1,025,000
December 1997     1,442,667        $0.75                     1,081,999
October 1998      1,416,667        $0.75                     1,062,500
January 1999        146,667        $0.75                       110,000
December 1999       200,000        $0.75                       150,000
                  ---------                                 ----------
  Total           4,572,668                                 $3,429,499
                  =========                                 ==========

10. Restatement:

The consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2002 and for the period from June 5, 1996 (inception) to December 31, 2002 have been restated to reflect the following:

The purchase of Webtronics for $400,000 in 2002 was recorded as an investment on the previously issued balance sheet as of December 31, 2002. This has been recorded as general and administrative expense in 2002.

Patent costs were previously capitalized and amortized over the life of the patent. Callisto does not currently have any commercial biopharmaceutical products, and does not expect to have such for several years, if at all. The amount incorrectly capitalized, net of accumulated amortization, as of December 31, 2002 was $461,961. As a result, Callisto recorded additional research and development expense of $19,733 and $461,961, respectively, for the twelve months ended December 31, 2002 and for the period from June 5, 1996 (inception) to December 31, 2002.

Stock-based compensation from June 5, 1996 (inception) to December 31, 2002 had not been recorded. A review of stock and option records back to inception, together with a re-assessment of the facts and circumstances at the time, indicated a need to record stock-based compensation expense. Stock-based compensation expense for the year ended December 31, 2002 and for the period from June 5, 1996 (inception) to December 31, 2002 was $332 and $4,784,556, respectively.

The quarterly financial statements of Callisto will be restated to reflect corrections to stock based compensation. The following is a summary of the impact of these adjsutments:

                                                                           Quarter Ended
                                                                           -------------

                                                                                                                       December 31,
                                             March 31, 2002         June 30, 2002        September 30, 2002                2002
                                             --------------         -------------        ------------------            ------------
Net loss -- as reported                        $(326,192)             $(759,120)            $(409,745)                  $(519,584)

Net loss -- restated                            (242,464)              (675,226)             (328,718)                   (438,557)

Loss per share -- basic and diluted --
                  as reported                  $   (0.02)             $   (0.04)            $   (0.02)                  $   (0.03)

Loss per share -- basic and diluted --
                  restated                         (0.01)                 (0.04)                (0.02)                      (0.03)


                                                                           Quarter Ended
                                                                           -------------

                                                                                                                       December 31,
                                             March 31, 2003         June 30, 2003        September 30, 2003                2003
                                             --------------         -------------        ------------------            ------------

Net loss -- as reported                      $(1,041,413)           $(9,898,139)          $(1,366,524)                 $(1,585,138)

Net loss -- restated                            (521,221)            (9,574,788)           (1,373,814)                  (1,636,424)

Loss per share -- basic and diluted --
                  as reported                  $   (0.06)             $   (0.47)            $   (0.06)                   $   (0.07)

Loss per share -- basic and diluted --
                  restated                         (0.03)                 (0.45)                (0.06)                       (0.07)

Callisto intends to file amended Forms 10-QSB for the quarters ended June 30, 2003 and September 30, 2003 to reflect these adjustments as soon as is practicable.

11. Subsequent events:

On February 24, 2004, Callisto entered into an agreement with Houston Pharmaceuticals, Inc., ("HPI") a privately held company, to acquire the rights to two key patents covering a novel cancer platform technology. Callisto issued to HPI 25,000 shares of common stock at a fair value of $90,000 and reimbursed HPI approximately $100,000 for various costs and expenses. The total consideration of $190,000 will be accounted for as purchased in process research and development expense during the first quarter of 2004. In addition, Callisto granted to HPI 1,170,000 performance based stock options, exercisable at $3.60 per share, which vest upon the achievement of certain milestones. If the milestones are achieved Callisto will record additional research and development expense based upon the fair value of the options at that time. Callisto also agreed to pay HPI a royalty of 2% of net sales from any products resulting from commercializing the patents.

         Callisto is in the process of raising additional capital through a private placement of common stock, which began in March 2004. There can be no assurance that Callisto will be successful in these fund raising efforts.

Index to Exhibits
-----------------

Exhibit
Number   Description
------   -----------

2.1 Agreement and Plan of Merger by and among Callisto Pharmaceuticals, Inc., Webtronics, Inc., Callisto Acquisition Corp., Synergy Pharmaceuticals Inc. and Synergy Acquisition Corp. dated as of March 10, 2003 (1)

2.2      Amendment to Agreement and Plan of Merger dated as of April 4, 2003 (2)

3.1      Certificate of Incorporation (3)

3.2      Bylaws (4)

4.1      1996 Incentive and Non-Qualified Stock Option Plan (5)

4.2 Form of Warrant to purchase shares of common stock issued in connection with the sale of common stock (6)

10.1 Employment Agreement dated June 13, 2003 by and between Callisto Pharmaceuticals, Inc. and Gary S. Jacob (7)*

10.2 Employment Agreement dated April 6, 2004 by and between Synergy Pharmaceuticals Inc. and Kunwar Shailubhai *

10.3 Employment Agreement dated June 13, 2003 by and between Callisto Pharmaceuticals, Inc. and Donald H. Picker (9)*

10.4 Amendment to Employment Agreement dated April 6, 2004 by and between Callisto Pharmaceuticals, Inc. and Donald H. Picker *

10.5 License Agreement dated as of August 28, 2002 by and between Synergy Pharmaceuticals Inc. and AnorMED Inc. (10)**

10.6 Employment Agreement dated January 15, 2004 by and between Callisto Pharmaceuticals, Inc and Bernard Denoyer*

10.7 Form of Registration Rights Agreement dated as of January 21, 2004 by and among the Registrant and the Purchasers set forth on the signature page thereto (11)

14       Code of Business Conduct and Ethics

16       Letter of Changes in Registrant's Certifying Accountants (12)

21       List of Subsidiaries

31.1 Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2 Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2     Certification of Principal Financial Officer pursuant to 18 U.S.C
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this form pursuant to Item 601 of Regulation S-K.

** Confidential treatment has been requested with respect to deleted portions of this agreement.

(1) Incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K filed on March 19, 2003.

(2) Incorporated by reference to Exhibit 2.2 filed with the Company's Current Report on Form 8-K filed on April 30, 2003.

(3) Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K filed on May 28, 2003.

(4) Incorporated by reference to Exhibit 99.2 filed with the Company's Current Report on Form 8-K filed on May 28, 2003.

(5) Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on April 30, 2003.

(6) Incorporated by reference to Exhibit 10.1 filed with the Company/s Current Report on Form 8-K filed on January 28, 2004.

(7) Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 10-QSB filed on August 20, 2003.

(8) Incorporated by reference to Exhibit 10.2 filed with the Company's Current Report on Form 10-QSB filed on August 20, 2003.

(9) Incorporated by reference to Exhibit 10.3 filed with the Company's Current Report on Form 10-QSB filed on November 14, 2003.

(10) Incorporated by reference to Exhibit 10.4 filed with the Company's Current Report on Form 10-QSB filed on November 14, 2003.

(11) Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on January 28, 2004.

(12) Incorporated by reference to Exhibit 16 filed with the Company's Current Report on Form 8-K filed on August 1, 2003.