Form 10QSB/A
period 2003-06-30
CALLISTO PHARMACEUTICALS INC
filed 2004-07-02
CIK 1142380

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               AMENDMENT NO. 2 TO

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

                        Commission File Number: 33-63474

                         CALLISTO PHARMACEUTICALS, INC.


             (Exact name of Registrant as specified in its charter)



         Delaware                                              13-3894575
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

420 Lexington Avenue, Suite 1609, New York, New York             10170
----------------------------------------------------             -----
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

                                EXPLANATORY NOTE

This Amendment No. 2 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 is being filed to reflect the following change (to Amendment No. 1) on the Condensed Consolidated Balance Sheet as of June 30, 2003, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002 and for the period June 5, 1996 (inception) to June 30, 2003, and the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2003 and 2002 and June 5, 1996 (inception) to June 30, 2003.

Stock-based compensation from June 5, 1996 (inception) to June 30, 2003 had not been fully and properly recorded. A review of stock and option records back to inception, together with a re-assessment of the facts and circumstances at the time, indicated a need to restate stock-based compensation expense. This Amendment No. 2 amends and restates only those sections of the previously filed Form 10-QSB that have been affected by the corrections discussed above, the impact of which is quantified in Note 1 to Notes to Unaudited Condensed Consolidated Financial Statements.

                         CALLISTO PHARMACEUTICALS, INC.
                                  FORM 10-QSB/A
                                    CONTENTS

PART I -- FINANCIAL INFORMATION                                                                                            PAGE


         Item 1. Financial Statements

                 Unaudited Condensed Consolidated Balance Sheet as of June 30, 2003                                          2

                 Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months
                 Ended June 30, 2003and 2002 and the period June 5, 1996 (Inception) to June 30, 2003                        3

                 Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months
                 Ended June 30, 2003 and 2002 and for the period June 5, 1996 (Inception) to June 30, 2003                   4

                 Notes to Unaudited Condensed Consolidated Financial Statements                                              5

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                      10

         Item 3. Controls and Procedures                                                                                    13



PART II -- OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds                                                                  13

         Item 6. Exhibits and Reports on Form 8-K                                                                           13

         Signatures

                                INTRODUCTORY NOTE

This report on Form 10-QSB may contain forward looking statements. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate" and "continue" or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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
                                                                   ------------

Shareholders' equity:
     Common stock $.0001 par value, 60,000,000 authorized
       shares and issued and outstanding
       23,217,578                                                         2,319
     Additional paid-in-capital                                      29,558,475
       Unamortized deferred stock based compensation                 (5,963,905)
     Accumulated deficit during the development stage               (22,807,493)
                                                                   ------------
                                                                        789,396
                                                                   ------------
                                                                   $  1,600,046
                                                                   ============



   The accompanying notes are an integral part of these condensed consolidated financial statements

                         CALLISTO PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                           Six Months Ended                       Three Months Ended                June 5, 1996
                                               June 30,                                June 30,                   (Inception) to
                                       2003                 2002               2003                2002            June 30, 2003
                                  ---------------     ---------------     ---------------     ---------------     ---------------
Revenues                          $            --     $            --     $            --     $            --     $            --
                                  ---------------     ---------------     ---------------     ---------------     ---------------
Costs and expenses:
Research and development                  308,986             298,527             231,532             115,735           3,838,477
General and administrative                490,563             618,831             403,166             559,408           4,887,999
Purchased in process R&D                6,833,454                  --           6,833,454                  --           6,833,454
Stock based compensation                2,463,007                 332           2,106,636                  83           7,247,563
                                  ---------------     ---------------     ---------------     ---------------     ---------------

Net loss                          $   (10,096,010)    $      (917,690)    $    (9,574,788)    $      (675,226)    $   (22,807,493)
                                   ===============     ===============     ===============     ===============     ===============
Weighted average shares
  outstanding:
       basic and diluted               19,306,915          17,318,994          21,272,990          17,318,994                  --
Net loss per common share:
       basic and diluted          $         (0.52)    $         (0.05)    $         (0.45)    $         (0.04)                 --



   The accompanying notes are an integral part of these condensed consolidated financial statements

                         CALLISTO PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                            For the Six         For the Six        June 5, 1996
                                                                            Months Ended       Months Ended       (Inception) to
                                                                           June 30, 2003       June 30, 2002       June 30, 2003
                                                                          ---------------     ---------------     ---------------
Cash flows from operating activities:
Net loss                                                                  $   (10,096,010)    $      (917,690)    $   (22,807,493)
Adjustments to reconcile net loss to
Net cash used in operating activities:
         Purchased in process research and development                          6,833,454                  --           6,833,454
         Stock based compensation                                               2,463,007                 332           7,247,563
         Depreciation and amortization                                              7,810               6,027              18,204
         Unrealized loss on investment                                                 --                  --              30,986
         Common and preferred stock issued for services                                --                  --              91,667
         Cancellation of note receivable                                               --                  --              91,770
         Increase in note receivable                                                   --                  --             (91,770)

Changes in operating assets and liabilities

         Increase in prepaid insurance
                    and other current assets                                     (179,253)            (24,533)           (217,150)
         Increase in accounts payable, accruals and other liabilities              23,992              41,543             704,244
                                                                          ---------------     ---------------     ---------------
         Total adjustments                                                      9,149,011              23,369          14,708,968
                                                                          ---------------     ---------------     ---------------
     Net cash used in operating activities                                       (946,999)           (894,321)         (8,098,525)
                                                                          ---------------     ---------------     ---------------


Cash flows from investing activities:

         Acquisition of furniture & equipment                                     (54,452)            (11,485)            (84,627)

         Rent deposit                                                              47,246                  --              47,246

         Proceeds (loss) on sale of marketable securities                              --                  --             (30,986)
                                                                          ---------------     ---------------     ---------------

         Net cash used in investing activities                                     (7,206)            (11,485)            (68,367)
                                                                          ---------------     ---------------     ---------------

Cash flows from financing activities:

         Issuance of common and preferred stock (net of repurchases)                   --                  --           9,436,149
                                                                          ---------------     ---------------     ---------------

     Net cash provided by financing activities                                         --                  --           9,436,149
                                                                          ---------------     ---------------     ---------------

Net (decrease) increase in cash and cash equivalents                             (954,205)           (905,806)          1,269,257
Cash and cash equivalents at beginning of period                                2,223,462           3,627,479                  --
                                                                          ---------------     ---------------     ---------------
Cash and cash equivalent at end of period                                 $     1,269,257     $     2,721,673     $     1,269,257
                                                                          ===============     ===============     ===============


Supplementary disclosures of cash flows information:
      Cash paid for taxes                                                 $        28,858     $            --     $        48,152
                                                                          ===============     ===============     ===============



  The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO JUNE 30, 2003 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of presentation:

The accompanying unaudited condensed consolidated financial statements of Callisto Pharmaceuticals, Inc., and its wholly owned subsidiary Synergy Pharmaceuticals Inc. ("Synergy") acquired April 30, 2003 (collectively the "Company" or "Callisto", a development stage company), have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by GAAP for complete financial statements. Certain prior year expenses in our unaudited Condensed Consolidated Statement of Operations have been reclassified to conform to our current year results. These statements should be read in conjunction with the Callisto's audited financial statements and notes thereto for the year ended December 31, 2002, included in Form 8-K/A filed with the SEC on May 12, 2004.

This Amendment No. 2 to our Quarterly Report on Form 10QSB for the quarter ended June 30, 2003 is being filed to reflect certain changes (to Amendment No. 1) on the Condensed Consolidated Balance Sheet as of June 30, 2003, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002 and for the period June 5, 1996 (inception) to June 30, 2003, and the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2003 and 2002 and June 5, 1996 (inception) to June 30, 2003.

Stock-based compensation from June 5, 1996 (inception) to June 30, 2003 had not been fully and properly recorded. A review of stock and option records back to inception, together with a re-assessment of the facts and circumstances at the time, indicated a need to restate stock-based compensation expense. Stock-based compensation expense for the three and six months ended June 30, 2003 and 2002 and for the period from June 5, 1996 (inception) to June 30, 2003 was adjusted as follows:

                                            As reported in
                                            Amendment No. 1            Restated         Increase (decrease)
                                            ---------------            --------         -------------------
Three months ended June 30, 2002            $     83,977             $        83          $    (83,894)

Three months ended June 30, 2003            $  2,429,987             $ 2,106,636          $   (323,351)

Six months ended June 30, 2002              $    167,954             $       332          $   (167,662)

Six months ended June 30, 2003              $  3,306,550             $ 2,463,007          $   (843,543)

June 5, 1996 (inception) to June 30, 2003   $  4,470,165             $ 7,247,563          $  2,777,398

Net loss per share:

Three months ended June 30, 2002            $      (0.04)            $     (0.04)         $          -

Three months ended June 30, 2003            $      (0.47)            $     (0.45)         $       0.02

Six months ended June 30, 2002              $      (0.06)            $     (0.05)         $       0.01

Six months ended June 30, 2003              $      (0.57)            $     (0.52)         $       0.05

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

Had compensation cost for stock options granted to employees been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per share would have been as follows:



                                                               Six Months Ended                       Three Months Ended
                                                                    June 30,                                June 30,
                                                           2003                2002                2003                2002
                                                      ---------------     ---------------     ---------------     ---------------
Net loss, as reported                                 $   (10,096,010)    $      (917,690)    $    (9,574,788)    $      (675,226)

Add: Stock-based employee
compensation expense recorded
under APB 25                                                1,245,876                   0           1,245,876                   0
Deduct: Total stock-based compensation
expense determined under fair value
based method for employee options                          (1,504,199)                  0          (1,504,199)                  0
                                                      ---------------     ---------------     ---------------     ---------------
Pro forma net loss                                    $   (10,354,332)    $      (917,690)    $   (9,833,111)    $       (675,226)
                                                      ===============     ===============     ===============     ===============

Net loss per share:
Basic and diluted -as reported                        $         (0.52)    $         (0.05)    $         (0.45)    $         (0.04)
                                                      ===============     ===============     ===============     ===============
Basic and diluted -pro forma                          $         (0.54)    $         (0.05)    $         (0.46)    $         (0.04)
                                                      ===============     ===============     ===============     ===============

The fair value of the options granted to employees during 2003 and 2002 ranged from $0.00 to $5.53 on the date of the respective grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for 2003 and 2002: no dividend yield, expected volatility of 0% to April 30, 2003 and 100% since Callisto's common stock began to trade publicly on June 16, 2003, risk free interest rates of 2.87%-4.50% and an expected term of 7 to 10 years.

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



                                                 2003                 2002
                                            ---------------     ---------------

Revenues                                    $          --       $          --
Net loss                                        (10,503,482)         (1,510,360)
Net loss per common share
  (23,217,578 common shares)                           (.45)               (.07)

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

7. Stock option plan:

In 1996, the Company adopted an incentive and non-qualified stock option plan (the "Plan") for employees, consultants and outside directors to purchase up to 2,000,000 shares of common stock. The Plan was amended in December 2002 to increase the number of shares authorized under the Plan to 10,000,000. The option term for options granted under the Plan is ten years from date of grant.

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

OVERVIEW

We are a development stage biopharmaceutical company, whose primary focus is on biopharmaceutical product development. Since inception in June 1996 our efforts have been principally devoted to research and development, securing patent protection, obtaining corporate relationships and raising capital. Since inception through June 30, 2003, we have sustained cumulative net losses of $22,807,493. Our losses have resulted primarily from expenditures incurred in connection with the purchase of in-process research and development, stock compensation expenses, patent filing and maintenance, outside accounting and legal services and regulatory consulting fees.

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

Net loss for the three months ended June 30, 2003 was $9,574,788 compared to a net loss of $675,226 incurred for the three months ended June 30, 2002. The increase in the net loss is the result of higher operating expenses as presented in more detail above, plus $2,106,636 of stock based compensation expense compared to $83 recorded in the quarter ended June 30, 2002.

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

Net loss for the six months ended June 30, 2003 was $10,096,010 compared to a net loss of $917,690 incurred for the six months ended June 30, 2002. The increase in the net loss is primarily the result of the purchased in process research and development cost discussed above plus $2,463,007 of stock based compensation expense recorded during the six months ended June 30, 2003, as compared to $332 recorded during the same period ended June 30, 2002.

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

                         CALLISTO PHARMACEUTICALS, INC.
                                  (Registrant)





Date: July 2, 2004                          /s/ Gary S. Jacob
                                          -----------------
                                            Gary S. Jacob
                                   Acting Chief Executive Officer


Date: July 2, 2004                     /s/ Bernard F. Denoyer
                                       ----------------------
                                         Bernard F. Denoyer
                                     Principal Financial Officer