Form 10QSB/A
period 2003-09-30
CALLISTO PHARMACEUTICALS INC
filed 2004-07-02
CIK 1142380

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

                                EXPLANATORY NOTE


This Amendment to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 is being filed to reflect the following change (to our original filing) on the Condensed Consolidated Balance Sheet as of September 30, 2003, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002 and for the period June 5, 1996 (inception) to September 30, 2003, and the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2003 and 2002 and June 5, 1996 (inception) to September 30, 2003.

Stock-based compensation from June 5, 1996 (inception) to September 30, 2003 had not been fully and properly recorded. A review of stock and option records back to inception, together with a re-assessment of the facts and circumstances at the time, indicated a need to restate stock-based compensation expense. This Amendment restates only those sections of the previously filed Form 10-QSB that have been affected by the corrections discussed above, the impact of which is quantified in Note 1 to Notes to Unaudited Condensed Consolidated Financial Statements.

                         CALLISTO PHARMACEUTICALS, INC.
                                   FORM 10-QSB
                                    CONTENTS



PART I  -- FINANCIAL INFORMATION                                                                   Page
                                                                                                -----------
           Item 1.      Condensed Consolidated Financial Statements

                        Unaudited  Condensed  Consolidated  Balance  Sheet as of September 30,      1
                        2003

                        Unaudited Condensed Consolidated Statements of Operations for the           2
                        Three and Nine Months Ended September 30, 2003 and 2002 and the
                        period June 5, 1996 (Inception) to September 30, 2003

                        Unaudited Condensed Consolidated Statements of Cash                         3
                        Flows for the Nine Months Ended September 30, 2003 and
                        2002 and for the period September 5, 1996 (Inception) to
                        September 30, 2003

                        Notes to Unaudited Condensed Consolidated Financial Statements              4

           Item 2.      Management's Discussion and Analysis of Financial Condition and            10
                        Results of Operations

           Item 3.      Controls and Procedures                                                    13

PART II  -- OTHER INFORMATION

           Item 6.      Exhibits and Reports on Form 8-K                                           14

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
                                                                   ------------

Shareholders' deficit:
     Common stock $.0001 par value, 60,000,000 authorized
       shares and issued and outstanding
       23,204,851                                                         2,319
     Additional paid-in-capital                                      30,268,816
     Unamortized deferred stock based compensation                   (6,217,611)
     Accumulated deficit during the development stage               (24,181,306)
                                                                   ------------
                                                                       (127,782)
                                                                   ------------
                                                                   $    923,170
                                                                   ============

   The accompanying notes are an integral part of these condensed consolidated financial statements

                          CALLISTO PHAMACEUTICALS, INC.
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                 Three Months Ended             Nine Months Ended          June 5, 1996
                                           ----------------------------    ---------------------------    (Inception) to
                                                    September 30,                  September 30,            September 30,
                                                2003           2002            2003            2002            2003
                                           ------------    ------------    ------------    ------------    ------------
Revenues                                   $          -    $          -    $          -    $          -    $          -
                                           ------------    ------------    ------------    ------------    ------------
Costs and expenses:
Research and development                        576,266         141,717         885,252         440,244       4,414,743
General and administrative                      340,912         187,001         831,474         805,832       5,228,911
Purchased in-process R&D                        (19,091)              -       6,814,363               -       6,814,363
Stock based compensation                        475,727               -       2,938,734             332       7,723,290
                                           ------------    ------------    ------------    ------------    ------------

Net loss                                   $ (1,373,814)   $   (328,718)   $(11,469,823)   $ (1,246,408)   $(24,181,306)
                                           =============    ============    ============    ============    ============
Weighted average shares outstanding:
       basic and diluted                     23,209,139      17,318,994      20,621,950      17,318,994               -
Net loss per common share:
       basic and diluted                         ($0.06)         ($0.02)         ($0.56)         ($0.07)              -



   The accompanying notes are an integral part of these condensed consolidated financial statements

                          CALLISTO PHAMACEUTICALS, INC.
                          (A Development Stage Company)

                  CONDENSED CONSOLIDATED STATEMENT OF CASHFLOWS
                                   (Unaudited)



                                                        Nine Months          Nine Months          June 5, 1996
                                                           Ended                Ended            (Inception) to
                                                    September 30, 2003   September 30, 2002    September 30, 2003
                                                    ------------------   ------------------    ------------------
Cash flows from operating activities:

Net loss                                                ($11,469,823)      ($ 1,246,408)        ($24,181,306)
Adjustments to reconcile net loss to net cash
used in operating activities:

            Purchased in process research and
            development                                    6,814,363                  -            6,814,363

            Stock based compensation                       2,938,734                332            7,723,290

            Depreciation and amortization                     14,261              5,084               26,388

            Unrealized loss on investment                          -                  -               30,986

            Common and preferred stock issued for
            services                                               -                  -               91,667

            Cancellation in note receivable                        -                  -               91,770

            Increase in note receivable                            -                  -
                                                                                                     (91,770)
Changes in operating assets and liabilities:
            Increase in prepaid and other current
            assets                                           (84,028)             8,204             (112,484)

            Increase in accounts payable, accruals
            and other liabilities                            369,930             42,941            1,039,007
                                                        ------------       ------------         ------------
Total adjustments                                         10,053,260             56,561           15,613,218
            Net cash used in operating activities         (1,416,563)        (1,189,847)          (8,568,089)

Cash flows from investing activities:
            Acquisition of furniture & equipment             (55,750)           (22,029)             (85,925)
            Rent deposit                                     (47,246)                 -              (47,246)
            Proceeds (loss) on sale of marketable
            securities                                             -                  -              (30,986)
                                                        ------------       ------------         ------------
Net cash (used in) provided by investing
activities                                                  (102,996)           (22,029)            (164,157)

Cash flows from financing activities:

          Issuance of common and preferred stock
          (net of repurchases)                                     -                  -            9,436,149
                                                        ------------       ------------         ------------

Net cash (used in) provided by financing
activities                                                         -                  -            9,436,149

Net (decrease) increase in cash and cash
equivalents                                               (1,519,559)        (1,211,876)             703,903

Cash and cash equivalent at beginning of period            2,223,462          3,627,479                    -
                                                        ------------       ------------         ------------
Cash and cash equivalent at end of period               $    703,903       $  2,415,603         $    703,903

Supplementary disclosures of cash flows
information:

Cash paid for taxes                                     $     23,091       $     13,487         $     59,569

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

This Amendment to our Quarterly Report on Form 10QSB for the quarter ended September 30, 2003 is being filed to reflect certain changes to the Condensed Consolidated Balance Sheet as of September 30, 2003, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002 and for the period June 5, 1996 (inception) to September 30, 2003, and the Condensed Consolidated Statement of Cash Flows for the nine months ended 30, September 2003 and 2002 and June 5, 1996 (inception) to September 30, 2003.

Stock-based compensation from June 5, 1996 (inception) to September 30, 2003 had not been fully and properly recorded. A review of stock and option records back to inception, together with a re-assessment of the facts and circumstances at the time, indicated a need to restate stock-based compensation expense. Stock-based compensation expense for the three and nine months ended September 30, 2003 and 2002 and for the period from June 5, 1996 (inception) to September 30, 2003 was adjusted as follows:


                                                          As Reported       Restated          Increase (decrease)
                                                          ------------      ---------         -------------------

Three months ended September 30, 2002                  $   81,027          $        -          $  (81,027)

Three months ended September 30, 2003                  $  468,437          $  475,727          $    7,290

Nine months ended September 30, 2002                   $  248,981          $      332          $ (248,649)

Nine months ended September 30, 2003                   $3,774,987          $2,938,734          $ (836,253

June 5, 1996 (inception) to September 30, 2003         $4,938,602          $7,723,290          $2,784,688

Net loss per share:

Three months ended September 30, 2002                  $    (0.02)         $    (0.02)         $        -

Three months ended September 30, 2003                  $    (0.06)         $    (0.06)         $        -

Nine months ended September 30, 2002                   $    (0.09)         $    (0.07)         $     0.02

Nine months ended September 30, 2003                   $    (0.60)         $    (0.56)         $     0.04


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

Had compensation cost for stock options granted been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under SFAS 123, Callisto's net loss and net loss per share would have been as follows:



                                                     Three Months Ended                  Nine Months Ended
                                                       September 30,                       September 30,
                                                  2003              2002              2003                2002

Net loss, as reported                        ($1,373,814)      ($   328,718)      ($11,469,823)      ($ 1,246,408)
                                             ===============================     =================================
Add: Stock-based compensation expense
recorded for compensatory stock options          279,301                  -          1,525,178                  -

Deduct: Total stock-based compensation
expense determined under fair value
based method for all awards                     (389,313)                 -         (1,893,512)                 -
                                             ------------------------------      ---------------------------------
Pro forma net loss                           ($1,483,826)      ($   328,718)      ($11,838,157)      ($ 1,246,408)
                                             ===============================     =================================

Net loss per share:
Basic and diluted -as reported                   ( $0.06)      ($      0.02)      ($      0.56)      ($      0.07)
                                             ===============================     =================================
Basic and diluted -pro forma                 ($     0.06)      ($      0.02)      ($      0.57)      ($      0.07)
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



                                        2003                2002
                                        ----                ----

Revenues                          $         -           $         -
Net loss                          (11,877,297)           (1,980,038)
Net loss per common share)             ($0.51)               ($0.09)
(23,204,851 common shares

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

OVERVIEW

We are a development stage biopharmaceutical company, whose primary focus is on biopharmaceutical product development. Since inception in September 1996 our efforts have been principally devoted to research and development, securing patent protection, obtaining corporate relationships and raising capital. Since inception through September 30, 2003, we have sustained cumulative net losses of $24,181,306. Our losses have resulted primarily from expenditures incurred in connection with the purchase of in-process research and development, stock compensation expense, patent filing and maintenance, outside accounting and legal services and regulatory consulting fees.

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

Net loss for the three months ended September 30, 2003 was $1,373,814 compared to a net loss of $328,718 incurred for the three months ended September 30, 2002. The increase in the net loss is the result of higher research, development, general and administrative expenses discussed above, plus $475,727 of stock based compensation expense during the three months ended September 30, 2003, where we had no stock based compensation expense recorded during the three months ended September 30, 2002.

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

Net loss for the nine months ended September 30, 2003 was $11,469,823 compared to a net loss of $1,246,408 incurred for the nine months ended September 30, 2002. The increase in our net loss is the result of higher research and development expenses and general and administrative expenses discussed above, plus $2,938,734 of stock based compensation expense recorded during the nine months ended September 30, 2003, as compared to $332 recorded during the nine months ended September 30, 2002. The remaining balance of unamortized deferred stock based compensation expense, presented in the shareholder's equity section of our September 30, 2003 balance sheet, totaled $6,217,611.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.3 Employment Agreement dated September 23, 2003 by and between Callisto Pharmaceuticals, Inc. and Donald Picker.*

10.4 License Agreement dated as of August 28, 2002 between AnorMED Inc. and Synergy Pharmaceuticals Inc.**


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

__________________
 * Previously filed.

** Confidential treatment has been requested as to certain portions of this exhibit which portions have been omitted and filed separately with the Securities and Exchange Commission.

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

                         CALLISTO PHARMACEUTICALS, INC.
                                  (Registrant)





Date: July 2, 2004                 By: /s/ Gary S. Jacob
                                      ----------------------------
                                      Gary S. Jacob
                                      Acting Chief Executive Officer

Date: July 2, 2004                 By:  /s/ Bernard Denoyer
                                      -----------------------------
                                      Bernard Denoyer
                                      Principal Financial Officer