Form 10QSB
period 2004-09-30
CALLISTO PHARMACEUTICALS INC
filed 2004-11-12
CIK 1142380

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2004
               --------------------------------------------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                        Commission File Number: 001-32325

                         CALLISTO PHARMACEUTICALS, INC.
             (Exact name of Registrant as specified in its charter)


                         Delaware         13-3894575
                         ---------------------------
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)


           420 Lexington Avenue, Suite 1609, New York, New York 10170
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

                                 |X| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 Class                                         Outstanding at November 12, 2004
 -----                                         --------------------------------

   Common Stock, par value $0.0001                   29,219,102 shares

      Transitional Small Business Disclosure Format (check one): Yes No |X|

                         CALLISTO PHARMACEUTICALS, INC.
                                   FORM 10-QSB
                                    CONTENTS


PART I -- FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

 Item 1.   Condensed Consolidated Financial Statements

           Unaudited Condensed Consolidated Balance Sheet
           as of September 30, 2004                                           1

           Unaudited Condensed Consolidated Statements of Operations          2
           for the Three and Nine Months Ended September 30, 2004 and 2003
           and the period June 5, 1996 (Inception) to September 30, 2004

           Unaudited Condensed Consolidated Statements of Changes in          3
           Stockholders' Equity for the period June 5, 1996 (Inception) to September 30, 2004

           Unaudited Condensed Consolidated Statements of Cash                6
           Flows for the Nine Months Ended September 30, 2004 and
           2003 and for the period June 5, 1996 (Inception) to September 30, 2004

           Notes to Unaudited Condensed Consolidated Financial Statements     7

 Item 2.   Management's Discussion and Analysis of Financial Condition and   11
           Results of Operations

 Item 3.   Controls and Procedures                                           14

PART II -- OTHER INFORMATION

 Item 6.    Exhibits and Reports on Form 8-K                                 15

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

                         PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                         CALLISTO PHARMACEUTICALS, INC.
                          (A Development Stage Company)

          CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2004
                                   (Unaudited)


                                         ASSETS
Current assets:
    Cash and cash equivalents                                                   $ 6,340,066
    Prepaid expenses                                                                 72,561
                                                                                -----------
                                                                                  6,412,627

Property and equipment, net of accumulated depreciation of $58,873                   25,764
Rent deposits                                                                        82,196
                                                                                -----------

                                                                                $ 6,520,587
                                                                                ===========


                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                               $646,848
    Accrued expenses                                                                274,955
                                                                                -----------
                                                                                    921,803
                                                                                -----------

Stockholders' equity:
    Preferred stock, $.0001 par value, authorized 20,000,000 shares,
        none outstanding                                                                 --
    Common stock, $.0001 par value, authorized 75,000,000 shares,
        29,175,102 outstanding                                                        2,915
    Additional paid-in-capital                                                   40,634,767
    Unamortized deferred stock-based compensation                                (3,877,772)
    Deficit accumulated during the development stage                            (31,161,126)
                                                                                -----------
                                                                                  5,598,784
                                                                                -----------

                                                                                $ 6,520,587
                                                                                ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CALLISTO PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                          Nine Months Ended              Three Months Ended
                                            September 30,                   September 30,               June 5, 1996
                                       ---------------------------    ----------------------------    (Inception) to
                                            2004            2003            2004         2003        September 30, 2004
                                       ------------    ------------    ------------    ------------  ------------------

Revenues                               $         --    $         --    $         --    $         --    $         --
                                       ------------    ------------    ------------    ------------    ------------

Costs and expenses:
Research and development                  1,777,062         885,252         851,410         576,266       6,679,423
Government grant                           (188,100)             --         (87,880)             --        (188,100)
General and administrative                1,646,673         839,775         572,440         342,157       7,896,146
Purchased in process R&D                    209,735       6,814,363              --         (19,091)      6,944,553
Stock based compensation                  1,952,945       2,938,734         287,351         475,727      10,571,447
                                       ------------    ------------    ------------    ------------    ------------

Loss from operations                     (5,398,315)    (11,478,124)     (1,623,321)     (1,375,059)    (31,903,469)

Interest income                              54,919           8,301          17,635           1,245         520,519
Other income                                     --              --              --              --         221,824
                                       ------------    ------------    ------------    ------------    ------------

Net loss                               $ (5,343,396)   $(11,469,823)   $ (1,605,686)   $ (1,373,814)   $(31,161,126)
                                       ============    ============    ============    ============    ============

Weighted average
shares outstanding:
  basic and diluted                      28,239,940      20,621,950      29,175,102      23,209,139              --

Net loss per common share:
  basic and diluted                    $      (0.19)   $      (0.56)   $      (0.06)   $      (0.06)             --

















         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CALLISTO PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY

                                                                   Preferred                      Common         Additional
                                                  Preferred        Stock Par       Common        Stock Par        Paid in
                                                   Shares            Value         Shares          Value          Capital
                                                  ------------   ------------   ------------    ------------    ------------

Balance at inception, June 5, 1996                          --   $         --                   $         --   $          --

Net loss for the period                                     --             --             --              --              --
Issuance of founder shares                                  --             --      2,642,500             264             528
Common stock issued                                         --             --      1,356,194             136             272
Common stock issued via private placement                   --             --      1,366,667             137       1,024,863
                                                  ------------   ------------   ------------    ------------    ------------

Balance, December 31, 1996                                  --             --      5,365,361             537       1,025,663

Net loss for the year                                       --             --             --              --              --
Common stock issued via private placement                   --             --      1,442,666             144       1,081,855
                                                  ------------   ------------   ------------    ------------    ------------

Balance, December 31, 1997                                  --             --      6,808,027             681       2,107,518

Net loss for the year                                       --             --             --              --              --
Amortization of stock based compensation                    --             --             --              --          52,778
Common stock issued via private placement                   --             --      1,416,667             142       1,062,358
Common stock issued for services                            --             --        788,889              79         591,588
Common stock repurchased and cancelled                      --             --       (836,792)            (84)        (96,916)
                                                  ------------   ------------   ------------    ------------    ------------

Balance, December 31, 1998                                  --             --      8,176,791             818       3,717,326

Net loss for the year                                       --             --             --              --              --
Deferred compensation - stock options                       --             --             --              --           9,946
Amortization of stock based compensation                    --             --             --              --              --
Common stock issued for services                            --             --             --              --       3,168,832
Common stock issued via private placement                   --             --        346,667              34         259,966
                                                  ------------   ------------   ------------    ------------    ------------

Balance, December 31, 1999                                  --             --      8,523,458             852       7,156,070

Net loss for the year                                       --             --             --              --              --
Amortization of stock based compensation                    --             --             --              --              --
Common stock issued                                         --             --      4,560,237             455         250,889
Other                                                       --             --             --              --             432
Preferred stock issued                               3,485,299            348             --              --       5,986,302
Preferred stock issued for services                    750,000             75             --              --       1,124,925
                                                  ------------    ------------   ------------    ------------    ------------

Balance, December 31, 2000                           4,235,299            423     13,083,695           1,307      14,518,618

Net loss for the year                                       --             --             --              --              --
Deferred compensation - stock options                       --             --             --              --          20,000
Amortization of stock based compensation                    --             --             --              --              --
                                                  ------------    ------------   ------------    ------------    ------------

Balance, December 31, 2001                           4,235,299            423     13,083,695           1,307      14,538,618

Net loss for the year                                       --             --             --              --              --
Amortization of stock based compensation                    --             --             --              --              --
                                                  ------------    ------------   ------------    ------------    ------------

Balance, December 31, 2002                           4,235,299   $        423     13,083,695    $      1,307    $ 14,538,618













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

                         CALLISTO PHARMACEUTICALS, INC.
                          (A Development Stage Company)

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)



                                                  Preferred                          Common                            Unamortized
                                                  Stock                               Stock       Additional           Deferred
                                Preferred          Par               Common            Par         Paid in             Stock Based
                                  Stock            Value             Stock             Value       Capital             Compensation
                                ------------    ------------      ------------    ------------      ------------      ------------

Balance, December 31, 2002        4,235,299              423        13,083,695           1,307      $ 14,538,618                --

Net loss for the year                    --               --                --              --                --

Conversion of preferred
stock in connection
with the Merger                  (4,235,2)9             (423)        4,235,299             423                --                --

Common stock issued to
former Synergy
stockholders                             --                          4,329,927             432         6,494,458                --

Common stock issued in
exchange for Webtronics
common stock                             --                          1,503,173             150              (150)               --

Deferred compensation -
stock options                            --               --                --                         9,313,953        (9,313,953)

Amortization of
stock based compensation                 --               --                --              --                --         3,833,946

Private placement of
common stock, net                        --               --         2,776,666             278         3,803,096                --
                                ------------    ------------      ------------    ------------      ------------      ------------
Balance, December 31, 2003               --               --        25,928,760           2,590        34,149,975        (5,480,007)

Net loss for the period                  --               --                --              --                --                --
(unaudited)

Amortization of deferred stock
based compensation expense
(unaudited)                              --               --                --              --           (67,797)        1,602,235

Stock-based compensation
expense (unaudited)                      --               --                --              --           286,918                --

Common stock issued via
private placements
(unaudited)                              --               --         3,311,342             331         6,098,681                --

Warrant and stock-based
compensation for
services in connection
with the Merger
(unaudited)                              --               --                --              --           269,826                --

Common stock issued for
patent rights
(unaudited)                              --               --            25,000               3            56,247                --

Common stock returned
from former
Synergy stockholders
(unaudited)                              --               --           (90,000)             (9)         (159,083)               --
                                ------------    ------------      ------------    ------------      ------------      ------------
Balance September 30, 2004
(Unaudited)                              --     $         --        29,175,102    $      2,915       $40,634,767       $(3,877,772)
                                ============    ============      ============    ============       ===========       ===========



                                Deficit
                               Accumulated
                               during the          Total
                               Development         Stockholders'
                               Stage               Equity
                               ------------      ------------

Balance, December 31, 2002      (12,711,483)     $  1,828,865

Net loss for the year            (13,106,2)       (13,106,247)

Conversion of preferred
stock in connection
with the Merger                          --                --

Common stock issued to
former Synergy
stockholders                             --         6,494,890

Common stock issued in
exchange for Webtronics
common stock                             --                --

Deferred compensation -
stock options                            --                --

Amortization of
stock based compensation                            3,833,946

Private placement of
common stock, net                        --         3,803,374
                               ------------      ------------
Balance, December 31, 2003      (25,817,730)        2,854,828

Net loss for the period          (5,343,396)       (5,343,396)
(unaudited)

Amortization of deferred stock
based compensation expense
(unaudited)                              --         1,534,438

Stock-based compensation
expense (unaudited)                      --           286,918

Common stock issued via
private placements
(unaudited)                              --         6,099,012

Warrant and stock-based
compensation for
services in connection
with the Merger
(unaudited)                              --           269,826

Common stock issued for
patent rights
(unaudited)                              --            56,250

Common stock returned
from former
Synergy stockholders
(unaudited)                              --          (159,092)
                               ------------      ------------
Balance September 30, 2004
(Unaudited)                    $(31,161,126)     $  5,598,784
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

                         CALLISTO PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                          Period from
                                                                    Nine months ended September 30,       June 5, 1996
                                                                    -------------------------------      (Inception) to
                                                                         2004              2003        September 30, 2004
                                                                         ----              ----        ------------------

Cash flows from operating activities:
Net loss                                                             $ (5,343,396)      $(11,469,823)      $(31,161,126)
                                                                     ------------       ------------       ------------

Adjustments to reconcile net loss to net cash
used in operating
activities:
 Depreciation and amortization                                             20,724             14,261             58,873
 Stock-based compensation expense                                       1,952,945          2,938,734         10,571,447
 Purchased in-process research and development-non cash                   106,235          6,814,363          6,841,053
Changes in operating assets and liabilities:
 Prepaid expenses                                                         (19,917)           (84,028)           (72,561)
 Rent deposits                                                            (19,216)           (47,246)           (82,196)
 Accounts payable and accrued expenses                                   (412,807)           369,930            611,035
                                                                     ------------       ------------       ------------

            Total adjustments                                           1,627,964         10,006,014         17,927,651
                                                                     ------------       ------------       ------------

 Net cash used in operating activities                                 (3,715,432)        (1,463,809)       (13,233,475)
                                                                     ------------       ------------       ------------

Cash flows from investing activities:
 Acquisition of property and equipment                                         --            (55,750)           (84,637)
                                                                     ------------       ------------       ------------

 Net cash used in investing activities                                         --            (55,750)           (84,637)
                                                                     ------------       ------------       ------------

Cash flows from financing activities:
 Net proceeds from issuance of common
 and preferred stock, net of repurchases                                6,099,012                 --         19,658,178
                                                                     ------------       ------------       ------------

 Net cash provided by financing activities                              6,099,012                 --         19,658,178
                                                                     ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents                    2,383,580         (1,519,559)         6,340,065

Cash and cash equivalents at beginning of the period                    3,956,486          2,223,462                 --
                                                                     ------------       ------------       ------------

Cash and cash equivalents at end of the period                       $  6,340,066       $    703,903       $  6,340,066
                                                                     ============       ============       ============

Supplementary disclosure of cash flows information:
Cash paid for taxes                                                  $      2,921       $     23,091       $     62,962
                                                                     ============       ============       ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          CALLISTO PHAMACEUTICALS, INC.
                          (A Development Stage Company)

     NOTES TO SEPTEMBER 30, 2004 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of presentation:

The accompanying unaudited condensed consolidated financial statements of Callisto Pharmaceuticals, Inc., and its wholly owned subsidiaries Callisto Research Labs, LLC., Synergy Pharmaceuticals Inc. ("Synergy") and Callisto Pharmaceuticals, GmbH ("GmbH"), (collectively, "Callisto" a development stage company), have been prepared in accordance with (i) accounting principles generally accepted in the United States ("GAAP") for interim financial information and (ii) the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB. The results of operations of Synergy are included in the condensed consolidated statement of operations for the nine months ended September 30, 2004 and since May 1, 2003 in the period from June 5, 1996 (inception) to September 30, 2004 and for the nine months ended September 30, 2003. (See note 3.) These condensed consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with Callisto's audited financial statements and notes thereto for the year ended December 31, 2003, included in Form 10-KSB filed with the SEC on April 14, 2004.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, primarily consisting of normal adjustments, necessary for the fair presentation of the balance sheet and results of operations for the interim periods. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2004.

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

Had compensation cost for stock options granted been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under SFAS 123, Callisto's net loss and net loss per share would have been as follows:

                                                       Nine Months Ended September 30,   Three Months Ended September 30,
                                                       ------------------------------    --------------------------------

                                                              2004            2003               2004            2003
                                                              ----            ----               ----            ----

Net loss, as reported                                    $ (5,343,396)     $(11,469,823)     $ (1,605,686)     $ (1,373,814)
Add: Stock-based employee compensation
expense recorded under APB No. 25                           1,666,936         1,525,178           332,494           279,301
Deduct: stock-based employee compensation
expense determined under fair value method                 (2,656,870)       (1,893,512)         (614,954)         (389,313)
                                                         ------------      ------------      ------------      ------------

Pro forma net loss                                       $ (6,333,330)     $(11,838,157)     $ (1,888,146)     $ (1,483,826)
                                                         ============      ============      ============      ============

Net loss per share:
Basic and diluted -as reported                           $      (0.19)     $      (0.56)     $      (0.06)     ($      0.06)
                                                         ============      ============      ============      ============

Basic and diluted -pro forma                             $      (0.22)     $      (0.57)     $      (0.06)     ($      0.06)
                                                         ============      ============      ============      ============

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

On April 30, 2003, pursuant to an Agreement and Plan of Merger dated March 10, 2003, as amended April 4, 2003, Synergy Acquisition Corp., a wholly-owned subsidiary of Webtronics merged into Synergy and Callisto Acquisition Corp., a wholly-owned subsidiary of Webtronics merged into Old Callisto (collectively, the "Merger"). As a result of the Merger, Old Callisto and Synergy became wholly-owned subsidiaries of Webtronics. In connection with the Merger, Webtronics issued 17,318,994 shares of its common stock in exchange for outstanding Old Callisto common stock and an additional 4,395,684 shares in exchange for outstanding Synergy common stock. Subsequently, 171,818 shares of common stock issued to former Synergy shareholders were returned to Callisto under the terms of certain indemnification agreements through September 30, 2004. The merged companies are considered to be in the development stage. No revenues have been realized since inception and all activities have been concentrated in research and development of biopharmaceutical products not yet approved by the Food and Drug Administration. The fair value of the net shares issued to former Synergy shareholders in the Merger totaled $6,335,798 through September 30, 2004. The fair value per share of $1.50, used to determine this amount, was the value per share Callisto sold common stock in a private placement consummated in January 2004. The total consideration was allocated in full to the Synergy research and development projects which had not yet reached technological feasibility and having no alternative use was charged to purchased in-process research and development expense.

4. Net loss per share:

The assumed exercise of all of Callisto's outstanding stock options was excluded from the computation of net loss per share due to their anti-dilutive effect because of the net losses reported for the three and nine months ended September 30, 2004 and 2003. As of September 30, 2004 and 2003, Callisto had 6,783,560 and 4,675,227 stock options outstanding, respectively. In addition Callisto had 758,995 common stock warrants outstanding as of September 30, 2004 and none as of September 30, 2003.

5. Government Research Grant:

On October 7, 2003, Callisto was awarded a $265,697 Small Business Technology Transfer Research Grant from the National Institutes of Health for studies on Atiprimod. No funding was received during 2003. During the three and nine months ended September 30, 2004, Callisto received $87,880 and $188,100 of grant funding, respectively, as reimbursement of expenses and recorded the receipt as an offset to research and development expense. As of September 30, 2004 Callisto had unused grant funding available of $77,597.

6. Stockholders' equity:

During the three months ended March 31, 2004:

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

a.) Callisto issued to Houston Pharmaceuticals, Inc. ("HPI") 25,000 shares of common stock at a fair value of $56,250 in connection with the acquisition of certain patent rights, which cost was charged to purchased in-process research and development expense (see note 7);

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

During the three months ended September 30, 2004:

On August 12, 2004, in connection with the Annamycin license (see Note 7), Callisto entered into a consulting agreement with Roman Perez-Soler, M.D., for a term concurrent with the Annamycin license agreement. In connection therewith Dr. Perez-Soler agreed to be appointed to the Company's Scientific Advisory Board. As consideration for consulting and advisory services Dr. Perez-Soler shall receive a $30,000 per year consulting fee and, 44,000 shares of restricted common stock. These shares had not yet been issued as of September 30, 2004, however we accrued stock based compensation expense totaling $70,840 based on the closing stock price of $1.61 on August 12, 2004, the date on which the Company became obligated to issue the stock. In addition, Callisto will grant Dr. Perez-Soler an option to purchase 468,500 shares of common stock at an exercise price of $3.00 per share. The option shares vest upon achievement of specific milestones related to future development of Annamycin, at which time stock-based compensation expense will be recorded based upon the fair value of the options at that time.


7. Commitments and contingencies:

License agreements:

On August 28, 2002, Synergy entered into a worldwide license agreement with AnorMED, Inc. ("AnorMED") to research, develop, sell and commercially exploit the Atiprimod patent rights. The license agreement provides for aggregate milestone payments by Synergy of up to $14 million based on achieving regulatory submissions and approvals for an initial indication and additional payments of $16 million for each additional indication based on achieving regulatory submissions and approvals. In addition, the license agreement requires Synergy to pay royalties based on net sales to AnorMED. Commencing on January 1, 2004 and on January 1 of each subsequent year Synergy is obligated to pay AnorMED a maintenance fee of $200,000 until the first commercial sale of the product. The first of these annual maintenance fee payments made on January 22, 2004 was reported as research and development expense in the nine months ended September 30, 2004. The agreement will terminate upon expiration of the last to expire of any patents included in the licensed patents as defined in the agreement.

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

On August 12, 2004, Callisto entered into a world-wide license agreement with The University of Texas M. D. Anderson Cancer Center ("UTMDACC") to research, develop, sell and commercially exploit the patent rights for Annamycin, an anthacycline cancer drug for leukemia therapy. Consideration paid for this license amounted to $31,497 for reimbursement of out-of-pocket costs for filing, enforcing and maintaining the Annamycin patent rights and a $100,000 initial license fee. Annamycin has not yet reached technological feasibility, and having no alternative use, these costs were recorded as research and development expense in the quarter ended September 30, 2004. Callisto also agreed to pay UTMDACC royalties based on net sales from any licensed products, plus aggregate milestone payments of up to $750,000 based upon achieving certain regulatory submissions and approvals. The term of the agreement is the life of the underlying patent rights.

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

On April 6, 2004, Dr. Shailubhai's employment agreement was terminated and he entered into an employment agreement with Synergy in which he agreed to serve as Senior Vice President, Drug Discovery. Dr. Shailubhai's employment agreement is for a term of 12 months beginning April 6, 2004 and is automatically renewable for successive one year periods at the end of the term. Dr. Shailubhai's salary is $150,000 per year and he is eligible to receive a cash bonus of up to 15% of his salary per year. His unvested options for 325,000 shares granted June 13, 2003 were cancelled and Dr. Shailubhai received a new grant of 100,000 stock options which are exercisable at $1.50 per share. 50,000 of such stock options vested in June 2004 and the remainder in December 2004.

The unamortized balance of deferred stock based compensation expense associated with the 225,000 cancelled options, amounting to $706,813 as of the date of cancellation, was charged to stock-based compensation expense during the quarter ended June 30, 2004. The deferred balance of stock-based compensation expense associated with the remaining 100,000 options of $314,139, will be expensed over the vesting period of the new grant (e.g. April 7, 2004 through December 31, 2004). During the quarter ended September 30, 2004 this expense amounted to $108,203.

On July 22, 2004 the employment agreement of Donald H. Picker, Callisto's Executive Vice President, R&D was amended. Dr, Picker's salary was increased from $175,000 to $200,000 per year and certain milestones were added upon achievement of which cash bonuses of up to $92,500 over a 12 month period may be paid. During the quarter ended September 30, 2004 no milestones were achieved and no expense was recorded.


Lease agreements:

On June 7, 2004 Callisto extended its lease for its corporate headquarters in New York City two additional years through August 2010, and increased its space by approximately 60%. This increases average annual rent by approximately $50,000 to $150,000. Laboratory space in New Jersey, principally to support combined Callisto and Synergy research efforts, with an approximate rent of $50,000 annually through November 2005 was unchanged in the nine months ended September 30, 2004.

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

OVERVIEW

We are a development stage biopharmaceutical company, whose primary focus is on biopharmaceutical product development. Since inception in June 1996, our efforts have been principally devoted to research and development, securing patent protection, obtaining corporate relationships and raising capital. Since inception, through September 30, 2004, we have sustained cumulative net losses of $31,161,126. Our losses have resulted primarily from expenditures incurred in connection with the purchase of in-process research and development, stock-based compensation expense, patent filing and maintenance, outside accounting and legal services and regulatory consulting fees. From inception through September 30, 2004 we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years, if at all.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003.

The results of operations of Synergy are included in the consolidated statement of operations for the full quarter ended September 30, 2004 and September 30, 2003.

We had no revenues during the three months ended September 30, 2004 and 2003 because we do not have any commercial biopharmaceutical products, and we do not expect to have such products for several years, if at all.


Research and development expenses increased approximately $275,144, or 48%, to $851,410 for the three months ended September 30, 2004 from $576,266 for the same period in 2003. Of this increase in research and development expense, approximately $95,000 was associated with the patient cost of our Phase I/IIa clinical trials of Atiprimod currently underway. Also contributing to higher research and development expenses in the quarter ended September 30, 2004 was approximately $75,000 in higher license fees attributable to Annamycin and approximately $95,000 of higher expenses incurred under our NIH research grant. During the three months ended September 30, 2004, a portion of our research and development expenses consisted of costs incurred developing commercial production capacity for future trials of Atiprimod as compared to the three month period ended September 30, 2003 during which a portion of our research and development expenses were pre-clinical costs associated with preparing our Atiprimod IND application.


Government grant funding for the three months ended September 30, 2004 was $87,880 as compared to $0 for the three months ended September 30, 2003. We request grant funding for research and development expenses as incurred.

General and administrative expenses for the three months ended September 30, 2004 increased $230,283, or 67%, to $572,440, from $342,157 for the three months ended September 30, 2003. The increase was due in part to approximately $80,000 in higher salaries and wages as a result of our CEO devoting more of his time to administrative and fund raising activities and the hiring of permanent financial staff. During the three months ended September 30, 2003 our CEO's salary was recorded as research and development expense because of his heavy involvement in the IND application process and other patent and research grant related efforts. Also contributing to this increase in general and administrative expenses were approximately $90,000 of higher travel and registration fees related to investor and technical conferences, approximately $30,000 in higher facilities overhead, $24,000 in higher outside directors fees and $16,000 in higher transfer agent costs during the quarter ended September 30, 2004.

Net loss for the three months ended September 30, 2004 was $1,605,686 compared to a net loss of $1,373,814 incurred for the three months ended September 30, 2003. This increase of $231,872, or 17%, in our net loss is primarily the result of the operating expense increases discussed above, partially offset by a decrease of $188,376 or 40% in stock-based compensation expense. This decrease is the result of substantially fewer options being granted (resulting in lower amortization of deferred stock based compensation) during the three months ended September 30, 2004 as compared to 2003, as well as a decline in the market price of our common stock from $4.05 as of September 30, 2003 to $1.49 per share on September 30, 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003.

The results of operations of Synergy are included in the consolidated statement of operations for the full nine months ended September 30, 2004 but only five months of the nine months ended September 30, 2003.

We had no revenues during the nine months ended September 30, 2004 and 2003 because we do not have any commercial biopharmaceutical products, and we do not expect to have such products for several years, if at all.

Research and development expenses increased approximately $891,810, or 101%, to $1,777,062 for the nine months ended September 30, 2004 from $885,252 for the same period in 2003. Of this increase in research and development expense, $300,000 was attributable to our payments of the first annual $200,000 maintenance fee to AnorMED, Inc. for the Atiprimod license and $100,000 to the University of Texas MD Anderson Cancer Center for the Annamycin license. Also contributing to this increase in research and development expense was approximately $152,000 associated with the patient cost (including insurance) of our Phase I/IIa clinical trials of Atiprimod currently underway. In addition personnel costs increased approximately $106,000 as we retained two Synergy executive staff scientists, Drs. Picker and Shailubhai, subsequent to the Merger. The remainder of the increase was primarily associated with higher expenses incurred under our NIH research grant. During the nine months ended September 30, 2004, a portion of our research and development expenses consisted of costs incurred developing commercial production capacity for future trials of Atiprimod as compared to the nine month period ended September 30, 2003 during which a portion of our research and development expenses were pre-clinical costs associated with preparing our Atiprimod IND application.

Government grant funding for the nine months ended September 30, 2004 was $188,100 as compared to $0 for the nine months ended September 30, 2003. We request grant funding to reimburse research and development expenses as incurred.

General and administrative expenses for the nine months ended September 30, 2004 were $1,646,673, an increase of $806,898, or 96%, from $839,775 for the nine months ended September 30, 2003. The increase was due primarily to approximately
(i) $200,000 of increased personnel costs as a result of the Merger and the hiring of a senior financial officer in January 2004, (ii) $118,000 in higher facilities and office overhead related to the move into our new corporate headquarters in New York City late in the quarter ended September 30, 2003,
(iii) $110,000 in higher legal and accounting fees related to certain regulatory filings and corporate business development activities, (iv) $199,000 in higher outside services associated with being a public company including outside directors, transfer agent fees and investor relations and (v) $155,000 in higher business travel principally attending investor, professional and medical conferences in the United States, England, Italy and Germany.

Purchased in-process research and development was $209,735 for the nine months ended September 30, 2004, primarily in connection with the acquisition of rights to two key patents covering a novel cancer platform technology from Houston Pharmaceuticals, Inc.. During the nine months ended September 30, 2003 we recorded $6,814,363 of purchased in-process research and development expense in connection with the Merger.

Net loss for the nine months ended September 30, 2004 was $5,343,396 compared to a net loss of $11,469,823 incurred for the nine months ended September 30, 2003. The decreased net loss is primarily the result of the lower purchased in-process research and development expenses, partially offset by higher research, development, general and administrative expenses discussed above. In addition we recorded lower stock based compensation expense of $1,952,945 during the nine months ended September 30, 2004, as compared to $2,938,734 recorded during the same period ended September 30, 2003, due to (i) substantially fewer options being granted (resulting in lower amortization of deferred stock based compensation) during the nine months ended September 30, 2004 as compared to 2003 (ii) more immediately vested options granted during the nine months ended September 30, 2003, with exercise prices below market value and (iii) a decline in the market price of our common stock from $4.05 as of September 30, 2003 to $1.49 per share on September 30, 2004.


LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 2004 we had $6,340,066 in cash and cash equivalents, compared to $3,956,486 as of December 31, 2003. This increase in cash of $2,383,580 during the nine months ended September 30, 2004 was principally the result of completing two private placements of common stock yielding net proceeds of $6,099,012. This was partially offset by cash used in operating activities of $3,715,432 during the nine months ended September 30, 2004. Cash used in operating activities was primarily for research & development and general & administrative expenses discussed above totaling $3,423,735, plus $341,625 used to reduce December 31, 2003 accrued finders fees payable on that portion of our private placement closed during 2003.

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

CONTRACTUAL OBLIGATIONS:

On July 22, 2004 the employment agreement of Donald H. Picker, Callisto's Executive Vice President, R&D was amended. Dr, Picker's salary was increased from $175,000 to $200,000 per year and certain milestones were added upon which cash bonuses of up to $92,500 may be paid over a 12 month period.

On August 12, 2004, We entered into a world-wide license agreement with The University of Texas M. D. Anderson Cancer Center ("UTMDACC") to research, develop, sell and commercially exploit the patent rights for Annamycin, an anthacycline cancer drug for leukemia therapy. Consideration paid for this license amounted to $31,497 for reimbursement of out-of-pocket costs for filing, enforcing and maintaining the Annamycin patent rights and a $100,000 initial license fee. We also agreed to pay UTMDACC royalties based on net sales from any licensed products, plus aggregate milestone payments of up to $750,000 based upon achieving certain regulatory submissions and approvals. The term of the agreement is the life of the underlying patent rights.

Our working capital requirements will depend upon numerous factors including but not limited to the nature, cost and timing of: pharmaceutical research and development programs; pre-clinical and clinical testing; obtaining regulatory approvals; technological advances and our ability to establish collaborative arrangements with research organizations and individuals needed to commercialize our products. Our capital resources will be focused primarily on the clinical development and regulatory approval of our current product candidates, and the acquisition of licenses and rights to certain other cancer related drug technologies. We expect that our existing capital resources will be sufficient to fund our operations for at least the next 12 months. We will be required to raise additional capital to complete the development and commercialization of our current product candidates.

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

During the three months ended September 30, 2004, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 7, 2004 we filed a Form 8-K announcing we had entered into a license agreement with the University of Texas M.D. Anderson Cancer Center.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CALLISTO PHARMACEUTICALS, INC.
                                               (Registrant)

Date: November 12, 2004                   By: /s/ Gary S. Jacob
                                          ---------------------

                                          Gary S. Jacob
                                          Chief Executive Officer

Date: November 12, 2004                   By: /s/ Bernard F. Denoyer
                                          --------------------------

                                          Bernard F. Denoyer
                                          Vice President, Finance