Form 10KSB
period 2004-12-31
CALLISTO PHARMACEUTICALS INC
filed 2005-03-30
CIK 1142380

52

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                                   (Mark one)
   |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2004
     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from _________ to ___________

                        Commission file number 001-32325

                         CALLISTO PHARMACEUTICALS, INC.
                 (Name of small business issuer in its charter)

                 Delaware                            13-3894575
    (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
     Incorporation or Organization)


        420 Lexington Avenue, Suite 1609, New York, New York      10170
        ------------------------------------------------------------------
               (Address of Principal Executive Offices)         (Zip Code)

                                 (212) 297-0010
                (Issuer's telephone number, including area code)

                    Securities registered pursuant to Section
                           12(b) of the Exchange Act:

    Title of each class                Name of each exchange on which registered
--------------------------------------------------------------------------------
Common Stock, $.0001 par value                 American Stock Exchange

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

                                 |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for the year ended December 31, 2004 were $-0-.


The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 24, 2005, based on the closing sale price on such date, was $40,333,790.

As of March 24, 2005 the issuer had a total of 31,228,893 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): |_| Yes      |X| No

                         CALLISTO PHARMACEUTICALS, INC.

                                   FORM 10-KSB

                                      INDEX

PART I                                                                    PAGE
                                                                          ----
Item 1.                   Description of Business                          3

Item 2.                   Description of Property                          17

Item 3.                   Legal Proceedings                                17

Item 4.                   Submission of Matters to a Vote of               17
                          Security Holders

PART II

Item 5.                   Market for Common Equity and Related             17
                          Stockholder Matters

Item 6.                   Management's Discussion and Analysis
                          and Plan of Operations                           18


Item 7.                   Financial Statements                             23

Item 8.                   Changes in and disagreements with Accountants    23
                          On Accounting and Financial Disclosure

Item 8A.                  Controls and Procedures                          23

PART III

Item 9.                   Directors and Executive Officers of              23
                          the Registrant

Item 10.                  Executive Compensation                           26

Item 11.                  Security Ownership of Certain                    29
                          Beneficial Owners and Management

Item 12.                  Certain Relationships and Related                30
                          Transactions

Item 13.                  Exhibits                                         31

Item 14.                  Principal Accountant Fees and                    32
                          Services

                          Signatures                                       33

                                     PART I

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are characterized by future or conditional verbs and include, but are not limited to, statements regarding the results of product development efforts, clinical trials and applications for marketing approval of pharmaceutical products, and the scope and success of future operations. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed under "Risk Factors" and elsewhere in this Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change.

ITEM 1.  DESCRIPTION OF BUSINESS.

Callisto Pharmaceuticals, Inc. is referred to throughout this report as "Callisto," "we" or "us."

We are a biopharmaceutical company focused on the development of drugs to treat relapsed acute leukemia, multiple myeloma (an incurable blood cancer that invades and proliferates in bone marrow), other cancers and osteolytic bone disease. Our lead drug candidate, Annamycin, a drug from the anthracycline family, earlier completed a Phase I/IIa trial in refractory leukemia patients. Annamycin, originally developed by scientists at The University of Texas M.D. Anderson Cancer Center to address the clinical limitations associated with anthracycline drugs such as Adriamycin (doxorubicin) to treat cancer, is planned to begin a Phase IIb trial in adult relapsed acute lymphocytic leukemia (ALL) patients in mid-2005, and in pediatric relapsed ALL patients and in combination with Ara-C (cytosine arabinoside) in relapsed acute myeloid leukemia (AML) patients in 2005.

Our second drug candidate, Atiprimod, is a small-molecule, orally available drug with antiproliferative and antiangiogenic activity. Atiprimod commenced a Phase I/IIa open-label clinical trial in relapsed multiple myeloma patients on May 26, 2004. These are patients that no longer respond to chemotherapy, and are in advanced stages of the disease. The Phase I/IIa clinical trial is currently being enrolled at four sites, The University of Texas M.D. Anderson Cancer Center (Houston, TX), the Dana-Farber Cancer Institute (Boston, MA), the St. Vincent's Comprehensive Cancer Center (New York, NY) and the Roswell Park Cancer Institute (Buffalo, NY).

On January 6, 2004, we announced that the Office of Orphan Products Development of the United States Food and Drug Administration (FDA) granted orphan drug designation to Atiprimod for the treatment of multiple myeloma.

RECENT DEVELOPMENTS

On  March  9,  2005 we sold and  issued  in a  private  placement  an  aggregate
1,985,791 shares of common stock at a per share price of $1.52, for aggregate gross proceeds of approximately $3.02 million. Because this transaction was completed with certain existing institutional shareholders and certain members of our management we paid no fees to selling agents and have agreed to file a registration statement covering resale of the shares within 30 days of the closing.

On March 15, 2005 we announced a second Phase I/IIa clinical trial of Atiprimod in advanced cancer patients. The new trial is entitled: "An Open Label Study of the Safety and Efficacy of Atiprimod Treatment for Patients with Advanced Cancer". The trial protocol received IRB approval on February 22, 2005 at The University of Texas M.D. Anderson Cancer Center. Site initiation was completed on March 3, 2005, and patient screening and dosing is anticipated to begin in April, 2005.

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

ANNAMYCIN TO TREAT RELAPSED LEUKEMIA

On August 12, 2004 we entered into a worldwide exclusive license agreement with The University of Texas M.D. Anderson Cancer Center to develop and commercially exploit the Annamycin patent rights. The license agreement provides for milestone payments and royalties on net sales. Annamycin, an anthracycline drug for leukemia therapy, has a novel therapeutic profile, including activity against drug resistant tumors and significantly reduced toxicity.

PRECLINICAL STUDIES

Nonclinical studies have shown that liposomal Annamycin is effective against several different IN VIVO tumor models, including human xenografts of multidrug resistant (MDR1)-positive tumors. Additionally, results from IN VITRO studies indicate that liposomal Annmycin and free Annamycin were able to partially overcome resistance in several MDR cell lines, with significantly lower resistant indexes compared to doxorubicin. In nonclinical toxicity studies, myelosuppression was noted in mice at a single intravenous dose of 15.7 mg/kg liposomal Annamycin. With weekly intravenous doses of 5.2 mg/kg liposomal Annamycin for 6 weeks, or 3.1 and 4.2 mg/kg liposomal Annamycin for 10 weeks in mice, the cardiotoxicity of liposomal Annamycin was substantially less than an equivalent dose of doxorubicin. In dogs, a single 15-minute intravenous infusion of up to 1.42 mg/kg liposomal Annamycin was well tolerated, with no clinically significant adverse effects, hematological or chemical changes, or pathological changes.

COMPLETED CLINICAL STUDIES

Annamycin was evaluated previously by Aronex Pharmaceuticals, Inc. in 3 clinical trials: 1) a Phase I clinical trial in 36 patients with relapsed solid tumors,
2) a Phase II clinical trial in 13 patients with doxorubicin-resistant breast cancer, and 3) a Phase I/IIa trial in 20 patients with relapsed/refractory AML and ALL. In the initial Phase I study, liposomal Annamycin was administered by a single 1- to 2-h intravenous infusion at 3-week intervals. Thirty-six patients with relapsed solid tumors were treated and 109 courses were administered at doses ranging from 3 to 240 mg/m2. No cardiac toxicity was seen on endomyocardial biopsy of four patients studied. The maximum tolerated dose (MTD) for liposomal Annamycin in solid tumor patients was found to be 190 mg/m2. A second Phase II study of liposomal Annamycin was performed in 13 women with doxorubicin-resistant breast cancer. The median number of prior chemotherapy regimes was two, and six patients had two or more organ sites of involvement. Liposomal Annamycin was administered at 190-250 mg/m2 as a single i.v. infusion over 1-2 h every 3 weeks. Of the 13 patients, 12 had clear deterioration and new tumor growth after one or two courses.

The potential of a less cardiotoxic drug that was active against multi-drug resistant tumors led to a third trial in relapsed leukemia patients (both AML and ALL). The trial involved 20 patients with relapsed/refractory AML (n=17) or ALL (n=3). Annamycin was infused at a starting dose of 190 mg/m2/day x 3 days with escalation to 230, 280, and 350 mg/m2/day x 3 days. Notably, this dosing regime gave cumulative dosages that were 4 to 5-fold greater than was achieved in solid tumor patients. Annamycin was generally well tolerated with no observed cardiotoxicity. The MTD was determined at 280 mg/m2/day x 3 days with grade 3/4 hepatotoxicity and mucositis observed at the highest dose levels. Of the 20 treated patients, two achieved complete remission (1 AML at 280 mg/m2/day x 3 days who had failed prior induction therapy, and 1 ALL at 350 mg/m2/day x 3 days). Importantly, fifty percent of all patients cleared their circulating blasts and 43% cleared their bone marrow blasts. The conclusions drawn from the trial were that liposomal Annamycin was safe, well tolerated and showed clinical activity in patients with acute leukemias, and that further evaluation of this novel anthracycline in patients with hematopoietic malignancies was clearly warranted.

DEVELOPMENT STRATEGY

We expect to commence a Phase IIb clinical trial of liposomal Annamycin in adult relapsed ALL patients at The University of Texas M.D. Anderson Cancer Center in mid-2005, with Drs. Hagop Kantarjian and Michael Andreeff as co-Principal Investigators of the trial. The clinical trial protocol was submitted to the institutional review board for approval in February 2005. The clinical trial will be an open label study, with the primary objective of evaluating complete and partial responses in patients with refractory disease. We also expect to commence two additional trials with liposomal Annamycin in 2005, a single agent trial of liposomal Annamycin in pediatric relapsed ALL patients, and a combination trial of liposomal Annamycin in combination with Ara-C in adult relapsed AML patients.

MANUFACTURING

An improved manufacturing method for Annamycin has been developed at Antibioticos (Milan, Italy), Callisto's commercial supplier of GMP ("Good Manufacturing Practice") drug substance. GMP material is currently being produced in sufficient quantity for all three anticipated Phase II trials outlined in the development strategy section. The analytical methods developed previously have been successfully transferred, and are in the process of being validated by Quantitative Technologies, Inc., our analytical CRO for Annamycin development work. The final lyophilized GMP formulated drug product is being manufactured by Pharmaceutical Services, Inc., who previously produced final product for the earlier clinical trials.

ATIPRIMOD TO TREAT MULTIPLE MYELOMA

On August 28, 2002, our wholly-owned subsidiary, Synergy, entered into a worldwide license agreement with AnorMED Inc. ("AnorMED"), a Canadian corporation, to research, develop, sell and commercially exploit the Atiprimod (SKF 106615) patent rights. The license agreement provides for milestone payments and royalties on net sales. Commencing on January 1, 2004 and on January 1 of each subsequent year, Synergy is obligated to pay AnorMED a maintenance fee of $200,000 until the first commercial sale of the product.

 Atiprimod is one of a class of compounds known as azaspiranes and was originally developed as a potential treatment for rheumatoid arthritis based on encouraging data from a number of animal models of arthritis and autoimmune indications. The development of this drug originated with a partnership between AnorMED and SmithKline Beecham ("SKB") that led to the successful filing of an investigational new drug application, or IND, and completion of three Phase I clinical trials involving a total of 63 patients. The drug successfully completed both single and multiple dose Phase I clinical trials in patients with rheumatoid arthritis. Both trials evaluated the safety and pharmacokinetics (how the body takes up and eliminates drugs) of Atiprimod and showed that the drug is well tolerated. In the third Phase I clinical trial, the drug was found to be well tolerated in an open label extension study performed with 43 patients from the first two studies, with patients on the drug for as long as one year.

PRECLINICAL STUDIES

Atiprimod's specific ability to lower the level of key growth factors, known to play an important role in the pathogenesis of multiple myeloma, is the basis for its potential use as a drug to treat this disease. Atiprimod was previously shown to inhibit the production of the pro-inflammatory mediators IL-6 and TNF(alpha) in a number of animal models of inflammation and autoimmune disease. Atiprimod was also demonstrated using IN VITRO models of autocrine and paracrine growth to inhibit proliferation of a number of human multiple myeloma cell lines. Characterization of the mechanism of Atiprimod's antiproliferative activity in a series of experiments showed that the drug works by inducing apoptosis (programmed cell death) in myeloma cells. In a second series of experiments performed with Atiprimod on co-cultures composed of multiple myeloma cells plus bone marrow stromal cells (used to simulate the human disease), the drug was found to have a profound effect on secretion of the angiogenic growth factor VEGF. A separate set of experiments also suggest an additional explanation for the disease-modifying activity of Atiprimod originally observed in adjuvant-induced arthritic-rat animal studies, and provide a further rationale for the application of this drug to treat multiple myeloma. Using a bone resorption assay to measure the effect of drug on osteoclast-mediated bone resorption, Atiprimod demonstrated a profound effect on osteoclast function. The drug appears to be selectively toxic for activated osteoclasts, displaying a negligible effect on bone marrow stromal cells.

COMPLETED CLINICAL STUDIES

Atiprimod successfully completed single and multiple dose Phase I clinical trials in patients with rheumatoid arthritis (RA). In the initial Phase I study, 28 patients were given single escalating doses of drug (0.002 - 1.0 mg/kg), with a 4-month follow-up. Atiprimod was well tolerated, displaying no clinically relevant changes in any laboratory parameters. In particular, liver function tests remained in the normal range. The second Phase I study involved a 28-day multiple-dose-rising study in 35 RA patients. The study evaluated the effect of food on bioavailability, as well as the safety and pharmacokinetics of repeat dosing. Dosages included 0.1, 1.0, 5.0, and 10 mg/day plus a 14-day cohort at 30 mg/day, with 4-month follow-up. All doses were well tolerated and clinical tests were unremarkable. Significantly, reductions in tender and swollen joint counts were noted in a number of subjects during the course of the dosing period. Individuals from the two Phase I safety studies were also involved in a Phase I open-label extension trial. Forty-three patients entered the study and remained on the drug as long as 12 months. Clinical laboratory results for all patients were unremarkable, in particular liver enzyme levels remained within the normal range in all patients throughout the study period.

DEVELOPMENT STRATEGY

On May 26, 2004 we commenced a Phase I/IIa clinical trial of Atiprimod in relapsed multiple myeloma patients at two sites, the Dana-Farber Cancer
Institute (Boston) and The University of Texas M.D. Anderson Cancer Center (Houston). On January 31, 2005, we announced the opening of two additional sites for the Phase I/IIa clinical trial of Atiprimod, the Roswell Park Cancer
Institute in Buffalo, New York, and the St. Vincent's Comprehensive Cancer Center in New York, New York. The clinical trial is an open label study, with the primary objective of assessing safety of drug and identifying the maximum tolerated dose. The secondary objectives are to measure the pharmacokinetics, evaluate the response in patients with refractory disease and to identify possible surrogate responses to the drug to better determine the mechanism of drug action. The duration of this clinical study depends on the enrollment rate, how well the drug is tolerated, and on drug response, with final results not anticipated until the end of 2005. If Atiprimod produces positive responses, we intend to initiate a Phase IIb trial in relapsed multiple myeloma patients in 2006.

On March 15, 2005 we announced a second Phase I/IIa clinical trial of Atiprimod in advanced cancer patients. The new trial is entitled: "An Open Label Study of the Safety and Efficacy of Atiprimod Treatment for Patients with Advanced Cancer." The primary objective is to assess the safety and determine the maximum tolerated dose (MTD) of Atiprimod in advanced cancer patients. The secondary objectives are to measure the pharmacokinetics of Atiprimod and evaluate the response in a variety of relapsed solid tumors and hematological malignancies. The trial protocol received IRB approval on February 22, 2005 at The University of Texas M.D. Anderson Cancer Center with Dr. Razelle Kurzrock as the Principal Investigator. Site initiation was completed on March 3, 2005, and patient screening and dosing is anticipated to begin in April, 2005. The duration of this study is expected to depend on the enrollment rate, how well the drug is tolerated and on drug response.

MANUFACTURING

A practical, efficient and cost effective method for producing Atiprimod on a commercial scale was originally developed by SKB. In the course of this work, a new dimaleate salt form was developed. A portion of the 7 kilos of Atiprimod drug substance, available from SKB, was used as the source for generating the Atiprimod dimaleate drug product presently being used in the Phase I/IIa clinical study. Several lots of drug substance were re-qualified to meet current FDA approved release specifications. The full package of fully validated analytical methods developed by SKB was transferred to a contract research organization used by us to perform all analytical tests. We have entered into a contract with Delmar Chemicals, Inc. to be the commercial supplier of future GMP drug substance. One large-scale GMP production run of Atiprimod dimaleate led to the successful release of 10 Kg of material available for future Phase II clinical studies. We intend to identify and engage a commercial manufacturer for the final formulated drug product in the first half of 2005.

ORPHAN DRUG STATUS

On January 6, 2004, we announced that the Office of Orphan Products Development of the FDA granted orphan drug designation to Atiprimod for the treatment of multiple myeloma. The FDA grants orphan drug status for drug candidates that are intended to treat rare life-threatening diseases that, at the time of application, affect no more than 200,000 patients in the United States. The drug must have the ability to provide significant patient benefit over currently available treatment or fill an unmet medical need. Orphan drug designation entitles us to seven years of market exclusivity in the United States of America, and ten years of market exclusivity in Europe, upon FDA marketing approval, provided that we continue to meet certain conditions established by the FDA. Once the FDA grants marketing approval of a new drug, the FDA will not accept or approve other applications to market the same medicinal product for the same therapeutic indication. Other incentives provided by orphan status include certain tax benefits, eligibility for research grants and protocol assistance. Protocol assistance includes regulatory assistance and possible exemptions or reductions of certain regulatory fees.



SITE DIRECTED INTERCALATION TECHNOLOGY

On February 24, 2004, we entered into an agreement with Houston Pharmaceuticals, Inc. ("HPI"), a privately held company, to acquire the rights to two key patents covering a novel cancer platform technology. We issued to HPI 25,000 shares of common stock and reimbursed HPI approximately $103,500 for various costs and expenses. In addition, we granted to HPI 1,170,000 performance based stock options, exercisable at $3.50 per share, which vest upon the achievement of certain milestones and we agreed to pay HPI royalties of 2% on net sales from any products resulting from commercializing the patents.

The lead inventor on both patents, Dr. Waldemar Priebe, a Professor of Medicinal Chemistry at The University of Texas M.D. Anderson Cancer Center, is an expert in the synthesis of novel anti-cancer compounds. The first patent covers a technology platform for site-directed DNA intercalation. This approach to target intercalator drug candidates to new sites on DNA can potentially provide a new way to attack cancer targets not achievable with older technologies. The second patent covers new anthacycline analogs with increased potency and reduced toxicity. The site-directed intercalation technology is exemplified by the identification of a lead drug candidate, WP760, for melanoma that shows remarkable selectivity for human melanoma cancer cell lines. WP760 is presently being pre-clinically evaluated as a potential drug to treat melanoma.

GUANYLYL CYCLASE RECEPTOR AGONIST TECHNOLOGY

Our guanylyl cyclase receptor agonist (GCRA) program is focused on the control of cyclic GMP, an important second messenger involved in key cellular functions that are tied to inflammation, anti-tumorigenic responses and/or cellular death (apoptosis). Uroguanylin, a hormone produced by and secreted by specialized cells in the human gastrointestinal tract, activates synthesis of cyclic GMP, leading to apoptosis, an important event in the turnover of cells lining the gastrointestinal (GI) tract. Production of uroguanylin is dramatically suppressed in colon cancer patients, and there is increasing evidence that uroguanylin may have GI antiinflammatory properties.

Our GCRA program has resulted in the development of SP304, a biologically functional analog of uroguanylin that has demonstrated superior activity, enhanced temperature and protease stability and superior pH characteristics relative to human uroguanylin. SP304 is currently undergoing pre-clinical evaluation as a treatment for GI inflammation in a collaborative study involving clinical gastroenterologist Dr. Scott Plevy of the University of Pittsburgh.

SUPERANTIGEN-BASED BIOTERORRISM DEFENSE

On July 25, 2001, we entered into a license agreement to research, develop, sell and commercially exploit certain Rockefeller University ("Rockefeller") licensed patents covering peptides and antibodies useful in treating toxic shock syndrome and septic shock. We agreed to pay Rockefeller a $7,500 annual maintenance fee until the first commercial sale of the product.

We have designed both a monoclonal antibody and a peptide that prevent the unregulated activation of T-cells (human white blood cells) by a wide range of bacterial toxins (superantigens). This form of T-cell activation leads to a lethal condition called toxic shock syndrome, and is typically generated by bacteria from the class of STAPHYLOCOCCUS AUREUS and STREPTOCOCCUS PYOGENES. These bacteria provide a potential opportunity for bioterrorists, and, in particular, the toxin from STAPHYLOCOCCUS AUREUS-B is listed as a Category B bioagent by the national bioterrorism defense program. We are exploring the development of the monoclonal antibody as a therapeutic agent to prevent, treat and control superantigen-mediated bioweapons. Our goal is to demonstrate therapeutic utility of this agent in an animal model in which toxic shock is induced by an aerosolized superantigen toxin. The research work involves a collaboration with Dr. Sina Bavari, U.S. Army Medical Research Institute of Infectious Diseases, Fort Detrick, MD. We are also exploring strategic alternatives regarding further development of the superantigen program, including spin-off or strategic partnership.

GOVERNMENT REGULATION

Regulation by governmental authorities in the United States of America and other countries will be a significant factor in the production and marketing of any products that may be developed by us. The nature and the extent to which such regulation may apply will vary depending on the nature of any such products. Virtually all of our potential products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations requires the expenditure of substantial resources. In order to test in clinical trials, produce and market products for diagnostic or therapeutic use, a company must comply with mandatory procedures and safety standards established by the FDA and comparable agencies in foreign countries. Before beginning human clinical testing of a potential new drug, a company must file an IND and receive clearance from the FDA. This application is a summary of the pre-clinical studies that were conducted to characterize the drug, including toxicity and safety studies, as well as an in-depth discussion of the human clinical studies that are being proposed.

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

If the product is approved for sale, FDA regulations govern the production process and marketing activities, and a post-marketing testing and surveillance program may be required to monitor continuously a product's usage and effects. Product approvals may be withdrawn if compliance with regulatory standards are not maintained, and other countries, in which any products developed by us are marketed, may impose a similar regulatory process.

COMPETITION

The biopharmaceutical industry is characterized by rapidly evolving technology and intense competition. Our competitors include major pharmaceutical and biotechnology companies, most of which have financial, technical and marketing resources significantly greater than our resources. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint venture. We are aware of certain development projects for products to prevent or treat certain diseases targeted by us. The existence of these potential products or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect our ability to market the products we develop.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of salaries and other personnel-related expenses, facilities costs, laboratory supplies, license fees and patent legal costs. Research and development expenses were $2,817,387 for the year ended December 31, 2004, compared to $1,369,985 for the year ended December 31, 2003. We expect our research and development expenses to increase in 2005 as our products move into more expensive later stages of development.

On October 7, 2003 we were awarded a $265,697 Small Business Technology Transfer Research grant from the National Institutes of Health for studies on Atiprimod. The Principal and Co-Principal Investigators of the grant entitled "Atiprimod to Treat Multiple Myeloma and Bone Resorption" are Dr. Gary S. Jacob, our Chief Executive Officer, and Dr. Kenneth C. Anderson, Director of the Jerome Lipper Multiple Myeloma Center of the Dana-Farber Cancer Institute, respectively. The studies, which began in early 2004 and were completed in November 2004, utilized unique IN VITRO and IN-VIVO methods and animal models at the Dana-Farber Cancer Institute and at our in-house laboratory facilities to explore Atiprimod's pharmacological activity and mechanism of action. Funding for the total amount of this grant was received during 2004 as expenses were incurred and $265,697 has been reported on our Consolidated Statements of Operations as a separate line item entitled "Government Grant".

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

We have obtained licenses from various parties that give us rights to technologies that we deem to be necessary or desirable for our research and development. These licenses (both exclusive and non-exclusive) may require us to pay royalties to the parties in addition to upfront or milestone payments, and to expend certain minimum resources to develop these technologies.

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

EMPLOYEES

As of March 24, 2005, we had 4 full-time and 2 part-time employees. We believe our employee relations are satisfactory.

AVAILABLE INFORMATION

We operate two wholly owned subsidiary companies Callisto Research Labs, LLC. and Synergy Pharmaceuticals Inc. ("Synergy"); and we own two inactive subsidiaries, IgX, Ltd (Ireland) and Callisto Pharma, GmbH (Germany), We were incorporated in Delaware in May 2003 and our principal offices are at 420 Lexington Avenue, Suite 1609, New York, NY 10170.

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

RISKS RELATED TO OUR BUSINESS

WE ARE AT AN EARLY STAGE OF DEVELOPMENT AS A COMPANY, CURRENTLY HAVE NO SOURCE OF REVENUE AND MAY NEVER BECOME PROFITABLE.

         We are a development stage biopharmaceutical company. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenue. Our ability to generate revenue depends heavily on:

         o demonstration in Phase I/IIa and Phase IIb clinical trials that our two product candidates, Atiprimod for the treatment of relapsed multiple myeloma and Annamycin for the treatment of relapsed acute leukemia, respectively, are safe and effective;

         o  the successful development of our other product candidates;

         o our ability to seek and obtain regulatory approvals, including with respect to the indications we are seeking;

         o  the successful commercialization of our product candidates; and

         o  market acceptance of our products.

         All of our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they could provide us with any revenue. For example, Atiprimod for the treatment of multiple myeloma entered Phase I/IIa clinical trials in May 2004 and Annamycin for the treatment of acute leukemia is expected to enter a Phase IIb clinical trial in mid-2005. Our other product candidates are in preclinical development. As a result, if we do not successfully develop and commercialize Atiprimod or Annamycin, we will be unable to generate any revenue for many years, if at all. We do not anticipate that we will generate revenue for several years, at the earliest, or that we will achieve profitability for at least several years after generating material revenue, if at all. If we are unable to generate revenue, we will not become profitable, and we may be unable to continue our operations.

WE HAVE INCURRED SIGNIFICANT LOSSES SINCE INCEPTION AND ANTICIPATE THAT WE WILL INCUR CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

         As of December 31, 2004, we had an accumulated deficit of $33,361,197. We have incurred losses in each year since our inception in 1996. We incurred a net loss of $7,543,467 and $13,106,247 for the years ended December 31, 2004 and 2003, respectively. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity and working capital. We expect to incur significant and increasing operating losses for the next several years as we expand our research and development, continue our clinical trials of Atiprimod for the treatment of multiple myeloma, initiate our clinical trials of Annamycin for the treatment of acute leukemias, acquire or license technologies, advance our other product candidates into clinical development, seek regulatory approval and, if we receive FDA approval, commercialize our products. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.

WE WILL NEED TO RAISE SUBSTANTIAL ADDITIONAL CAPITAL TO FUND OUR OPERATIONS, AND OUR FAILURE TO OBTAIN FUNDING WHEN NEEDED MAY FORCE US TO DELAY, REDUCE OR ELIMINATE OUR PRODUCT DEVELOPMENT PROGRAMS OR COLLABORATION EFFORTS.

         Our  operations  have  consumed   substantial  amounts  of  cash  since
inception. We expect to continue to spend substantial amounts to:

         o  complete   the  clinical   development   of  our  two  lead  product
            candidates, Atiprimod for the treatment of multiple myeloma and Annamycin for the treatment of acute leukemias;

         o  continue the development of our other product candidates;

         o  finance our general and administrative expenses;

         o prepare regulatory approval applications and seek approvals for Atiprimod and Annamycin and our other product candidates;

         o  license or acquire additional technologies;

         o launch and commercialize our product candidates, if any such product candidates receive regulatory approval; and

         o  develop   and   implement   sales,    marketing   and   distribution
            capabilities.

         In 2004, our cash used in operations increased significantly over 2003 and we expect that our cash used in operations will increase significantly for the next several years. We expect that our existing capital resources will be sufficient to fund our operations for at least the next 12 months. We will be required to raise additional capital to complete the development and commercialization of our current product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

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

IF OUR AGREEMENTS WITH ANORMED INC. OR M.D. ANDERSON TERMINATE, OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

         Our business is dependent on rights we have licensed from AnorMED Inc. and M.D. Anderson. Under the terms of the license agreements, we are obligated to make specified payments. If we fail to fulfill those obligations or other material obligations, the license agreements may be terminated. If either AnorMED or M.D. Anderson terminates its agreement with us, we will have no further rights to utilize the intellectual property covered by the terminated agreement, we would not be able to commercialize Atiprimod or Annamycin, as the case may be, and our business would be adversely affected, particularly if we do not have rights to other product candidates.

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

IF WE ARE UNABLE TO SATISFY REGULATORY REQUIREMENTS, WE MAY NOT BE ABLE TO COMMERCIALIZE OUR PRODUCT CANDIDATES.

         We need FDA approval prior to marketing our product candidates in the United States of America. We commenced in May 2004 a Phase I/IIa trial of Atiprimod for the treatment of multiple myeloma. We expect to commence a Phase IIb clinical trial of Annamycin for the treatment of acute leukemias in the first half of 2005. If we fail to obtain FDA approval to market our product candidates, we will be unable to sell our product candidates in the United States of America and we will not generate any revenue.

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

         Our product candidates have never been commercialized for any indication. Even if approved for sale by the appropriate regulatory authorities, physicians may not prescribe our product candidates, in which case we could not generate revenue or become profitable. Market acceptance of Atiprimod for the treatment of multiple myeloma, Annamycin for the treatment of acute leukemias and our other product candidates by physicians, healthcare payors and patients will depend on a number of factors, including:

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

         We currently have no sales and marketing organization. If any of our product candidates are approved by the FDA, we intend to market that product directly to hospitals in the United States of America through our own sales force. We will incur significant additional expenses and commit significant additional management resources to establish this sales force. We may not be able to establish these capabilities despite these additional expenditures. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire and train sales and marketing personnel. If we elect to rely on third parties to sell our product candidates in the United States, we may receive less revenue than if we sold our products directly. In addition, we may have little or no control over the sales efforts of those third parties. In the event we are unable to develop our own sales force or collaborate with a third party to sell our product candidates, we may not be able to commercialize our product candidates which would negatively impact our ability to generate revenue.

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

         We have "clinical trial" liability insurance with a $2,000,000 annual aggregate limit for up to 40 patients participating in our Atiprimod and prospective Annamycin clinical trials. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for our product candidates. Our current insurance coverage may prove insufficient to cover any liability claims brought against us. In addition, because of the increasing costs of insurance coverage, we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise.

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

WE WILL NEED TO INCREASE THE SIZE OF OUR ORGANIZATION, AND WE MAY EXPERIENCE DIFFICULTIES IN MANAGING GROWTH.

         We are a small company with 4 full-time and 2 part-time employees as of March 24, 2005. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

         As a result of legislative proposals and the trend towards managed health care in the United States, third-party payers are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. They may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payers will reimburse patients for their use of newly-approved drugs, which in turn will put pressure on the pricing of drugs.

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

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

IT IS DIFFICULT AND COSTLY TO PROTECT OUR PROPRIETARY RIGHTS, AND WE MAY NOT BE ABLE TO ENSURE THEIR PROTECTION.

         Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our product candidates, and the methods used to manufacture them, as well as successfully defending these patents against third-party challenges. We will only be able to protect our product candidates from unauthorized making, using, selling, offering to sell or importation by third parties to the extent that we have rights under valid and enforceable patents or trade secrets that cover these activities.

         As of March 24, 2005, we own 4 issued United States patents and have licensed rights to 8 issued United States patents and 78 issued foreign patents, and to 3 pending United States patent applications and 39 pending foreign patent applications. We do not and have not had any control over the filing or prosecution of these patents or patent applications. We may file additional patent applications and extensions.

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

         Because some patent applications in the United States of America may be maintained in secrecy until the patents are issued, because patent applications in the United States of America and many foreign jurisdictions are typically not published until eighteen months after filing, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our licensors' issued patents or our pending applications or our licensors' pending applications or that we or our licensors were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our or our licensors' patent applications and could further require us to obtain rights to issued patents covering such technologies. If another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the United States Patent and Trademark Office to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our United States patent position with respect to such inventions.

         Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

RISKS RELATED TO OUR COMMON STOCK

MARKET VOLATILITY MAY AFFECT OUR STOCK PRICE AND THE VALUE OF YOUR INVESTMENT.

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

         o regulatory developments in the United States of America and foreign countries;

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

         o sales of our common stock by our executive officers, directors and significant stockholders; and

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

ITEM 2.  DESCRIPTION OF PROPERTY.

We currently lease 3,886 square feet of office space located at 420 Lexington Avenue, Suite 1609, New York, New York through June 30, 2011. This facility contains our executive and administrative headquarters.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the three months ended December 31, 2004.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our common stock has been quoted on the American Stock Exchange under the symbol "KAL" since October 25, 2004. From May 21, 2003 to October 22, 2004, our common stock was quoted on the OTC Bulletin Board under the symbol "CLSP.OB." Prior to May 21, 2003, our common stock was quoted on the OTC Bulletin Board under the symbol "WEBR.OB" but never traded. The following table shows the reported high and low closing prices per share for our common stock as reported on the American Stock Exchange and the OTC Bulletin Board. With respect to the OTC Bulletin Board quotes, these quotations reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions or a liquid trading market.

2004                           HIGH                  LOW
                               ----                  ---

Fourth Quarter                 $2.08                 $1.50

Third Quarter                   2.01                  1.15

Second Quarter                  3.70                  1.95

First Quarter                   4.25                  3.25


2003                           HIGH                  LOW
                               ----                  ---

Fourth Quarter                 $4.05                 $3.95

Third Quarter                   5.30                  3.00

Second Quarter                  5.80                  4.50
(beginning May 21, 2003)

NUMBER OF STOCKHOLDERS

As of March 24, 2005, there were 195 holders of record of our common stock.

DIVIDEND POLICY

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and other financial information appearing elsewhere in this Annual Report. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties.

OVERVIEW

We are a development stage biopharmaceutical company, whose primary focus is on biopharmaceutical product development. Since inception in June 1996 our efforts have been principally devoted to research and development, securing patent protection, obtaining corporate relationships and raising capital. Since inception through December 31, 2004, we have sustained cumulative net losses of $33,361,197. Our losses have resulted primarily from expenditures incurred in connection with clinical development of licensed products, the purchase of in-process research and development, stock based compensation expense, patent filing and maintenance, outside accounting and legal services and regulatory consulting fees.

From inception through December 31, 2004 we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years, if at all.

On  March  9,  2005 we sold and  issued  in a  private  placement  an  aggregate
1,985,791 shares of common stock at a per share price of $1.52, for aggregate gross proceeds of approximately $3.02 million. Because this transaction was completed with certain existing institutional shareholders and certain members of our management we paid no fees to selling agents and have agreed to file a registration statement covering resale of the shares, within 30 days after closing.

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

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to focus primarily on the development of two drugs to treat leukemia and multiple myeloma (an incurable blood cancer that invades and proliferates in bone marrow). Our lead drug in development for leukemia, Annamycin, earlier completed a Phase I/IIa trial in refractory leukemia patients. We plan to initiate three Phase II trials in relapsed leukemia patients in 2005. Our second drug candidate, Atiprimod, is presently in a Phase I/IIa clinical trial in multiple myeloma patients, and is a small-molecule, orally available drug with antiproliferative and antiangiogenic activity. We also have three drugs in preclinical development, WP760, for melanoma, SP304 for gastrointestinal inflammation, and a monoclonal antibody that is being explored as a biodefensive agent against staphylococcal and streptococcal bioweapons.

ANNAMYCIN

On August 12, 2004, we entered into a world-wide license agreement with The University of Texas M.D. Anderson Cancer Center to research, develop, sell and commercially exploit the patent rights for Annamycin, an anthacycline cancer drug for leukemia therapy. Consideration paid for this license amounted to $31,497 for reimbursement of out-of-pocket costs for filing, enforcing and maintaining the Annamycin patent rights and a $100,000 initial license fee. We also agreed to pay The University of Texas M.D. Anderson Cancer Center royalties based on net sales from any licensed products, plus aggregate milestone payments of up to $750,000 based upon achieving certain regulatory submissions and approvals. The term of the agreement is the life of the underlying patent rights.

Annamycin was discovered by scientists at The University of Texas M.D. Anderson Cancer Center and initially evaluated in a Phase I clinical trial in 36 patients with relapsed solid tumors, a Phase II clinical trial in 13 patients with doxorubicin-resistant breast cancer, and a Phase I/IIa trial in 20 patients with relapsed/refractory AML and ALL. We plan to begin a Phase IIb trial in adult relapsed acute lymphocytic leukemia (ALL) patients in mid-2005. We also expect to commence two additional trials with Annamycin in 2005, a single agent trial of liposomal Annamycin in pediatric relapsed ALL patients, and a combination trial of Annamycin in combination with Ara-C in adult relapsed AML patients. In animal studies, Annamycin circumvents multidrug resistance, shows decreased cardiotoxicity, and achieves greater than 98 percent incorporation into liposomes providing a favorable means of drug formulation.

ATIPRIMOD

On August 28, 2002, Synergy entered into a worldwide license agreement with AnorMED to research, develop, sell and commercially exploit the Atiprimod patent rights. The license agreement provides for aggregate milestone payments of up to $14 million based upon achieving certain regulatory submissions and approvals for an initial indication, and additional payments of up to $16 million for each additional indication based on achieving certain regulatory submissions and approvals. In addition the agreement requires Synergy to pay AnoMED royalties on net sales. Commencing on January 1, 2004 and on January 1 of each subsequent year, Synergy is obligated to pay AnorMED a maintenance fee of $200,000 until the first commercial sale of the product.

On May 26, 2004, we commenced a Phase I/IIa clinical trial of Atiprimod in relapsed multiple myeloma patients at two sites, the Dana-Farber Cancer
Institute (Boston) and The University of Texas M.D. Anderson Cancer Center (Houston). On January 31, 2005, we announced the opening of two additional sites for the Phase I/IIa clinical trial of Atiprimod, the Roswell Park Cancer
Institute in Buffalo, New York, and the St. Vincent's Comprehensive Cancer Center in New York, NY. The clinical trial is an open label study, with the primary objective of assessing safety of drug and identifying the maximum tolerated dose. The secondary objectives are to measure the pharmacokinetics, evaluate the response in patients with refractory disease and to identify possible surrogate responses to drug to better determine the mechanism of drug action. The duration of this clinical study depends on the enrollment rate, how well the drug is tolerated, and on drug response, with final results not anticipated until the end of 2005. If Atiprimod produces positive responses, we intend to initiate a Phase IIb trial in relapsed multiple myeloma patients in 2006.

On March 15, 2005 we announced a second Phase I/IIa clinical trial of Atiprimod in advanced cancer patients. The new trial is entitled: "An Open Label Study of the Safety and Efficacy of Atiprimod Treatment for Patients with Advanced Cancer". The primary objective is to assess the safety and determine the maximum tolerated dose (MTD) of Atiprimod in advanced cancer patients. The secondary objectives are to measure the pharmacokinetics of Atiprimod and evaluate the response in a variety of relapsed solid tumors and hematologic malignancies. The trial protocol received IRB approval on February 22, 2005 at The University of Texas M.D. Anderson Cancer Center with Dr. Razelle Kurzrock as the Principal Investigator. Site initiation was completed on March 3, 2005, and patient screening and dosing is anticipated to begin in April, 2005. The duration of this study will depend on the enrollment rate, how well the drug is tolerated and on drug response.

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

In addition, we granted to HPI 1,170,000 performance based stock options, exercisable at $3.50 per share, which vest upon the achievement of certain milestones. If the milestones are achieved, we will record additional purchased in-process research and development expense based upon the fair value of the options at that time. We also agreed to pay HPI royalties of 2% on net sales from any products resulting from commercializing the patents. The technology platform for site-directed DNA intercalation is exemplified by the identification of a lead drug candidate, WP760, for melanoma that shows remarkable selectivity for human melanoma cancer cell lines. We are presently evaluating this drug pre-clinically in animal models of human melanoma, and based on these results plan to make a decision in 2005 on further development of WP760.

GUANYLYL CYCLASE RECEPTOR AGONIST TECHNOLOGY

Our GCRA program has resulted in the development of SP304, a biologically functional analog that has demonstrated superior biological activity, enhanced temperature and protease stability and superior pH characteristics relative to human uroguanylin. SP304 is currently undergoing pre-clinical evaluation as a treatment for GI inflammation in a collaborative study involving clinical gastroenterologist Dr. Scott Plevy of the University of Pittsburgh. Based on these animal studies, we plan in 2005 to make a decision on moving this drug forward into the clinic.

SUPERANTIGEN-BASED BIOTERORRISM DEFENSE

We are evaluating our superantigen-based monoclonal antibody in an animal model for toxic shock syndrome. Successful demonstration of this antibody's ability to protect animals against aerosolized forms of superantigen toxins is key to the development of this antibody as a biodefensive agent against bioweapons that utilize streptococcal and staphylococcal bacteria.

MANUFACTURING

We currently do not manufacture our drug compounds in-house and we do not intend to do so in the future. We have a contract with a commercial GMP certified supplier of Atiprimod and intend to continue to use outside manufacturing sources for all clinical trials of our products.

EMPLOYEES

Our plan is to use contract research organizations for most of our development efforts, including monitoring of clinical trial results, thus minimizing the need to hire full time employees. As of March 24, 2005, we had 4 full-time and 2 part-time employees.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2004.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in Note 3 of the notes to our consolidated financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting for stock based compensation: We have adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As provided for by SFAS 123, we have also elected to account for our stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25")." Accordingly, compensation expense has been recognized based on the intrinsic value of stock issued or options granted to employees and directors for services rendered. Other stock based compensation associated with grants to non-employees, as well as Directors who perform services outside of their Board duties, is measured using the fair value method. We rely heavily on incentive compensation in the form of stock options to recruit, retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options is designed to provide long-term incentives, develop and maintain an ownership stake and conserve cash during our development stage. Since inception through December 31, 2004 stock based compensation expense totaled $11,351,272, or approximately one third of our accumulated deficit.

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003.

The results of operations of Synergy are included in the consolidated statements of operations since the Merger on April 30, 2003.

We had no revenues during the twelve months ended December 31, 2004 and 2003 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses increased approximately $1,447,402, or 106%, to $2,817,387 for the twelve months ended December 31, 2004 from $1,369,985 for the twelve months ended December 31, 2003. The single most significant factor contributing to this increase in research and development expense was approximately $500,000 in higher costs associated with our on-going Phase I/IIa clinical trials of Atiprimod, including patient costs, drug substance, data collection, monitoring and insurance. During the twelve month period ended December 31, 2003 these expenses were pre-clinical in nature, associated with preparing our Atiprimod IND application. Also contributing to this increase in research and development expense was $300,000 attributable to our payments of the first annual $200,000 maintenance fee to AnorMED, Inc. for the Atiprimod license and $100,000 to The University of Texas MD Anderson Cancer Center for the Annamycin license. In addition personnel costs increased approximately $300,000 as we retained two Synergy executive staff scientists, Drs. Picker and Shailubhai, subsequent to the Merger and we incurred $137,000 of costs to develop a new GMP certified commercial production capacity for future trials of Atiprimod. The remainder of the increase was primarily attributable to $160,000 of higher expenses paid to outside collaborating institutions under our government research grant.

Government grant funding for the twelve months ended December 31, 2004 was $265,697 as compared to $0 for the twelve months ended December 31, 2003. We request grant funding to reimburse research and development expenses as incurred.

General and administrative expenses for the twelve months ended December 31, 2004 were $2,362,773, an increase of $964,683 or 69%, from $1,398,090 for the twelve months ended December 31, 2003. The increase was due primarily to approximately (i) $300,000 of increased personnel costs principally as a result of the Merger and recruitment costs related to hiring personnel, (ii) $220,000 in higher facilities and office overhead related to the move into our new corporate headquarters in New York City during the quarter ended December 31, 2003, (iii) $340,000 in higher outside services associated with being a public company including outside directors, transfer agent fees and investor relations and (iv) $80,000 in higher business travel principally attending investor, professional and medical conferences in the United States, England, Italy and Germany.

Purchased in-process research and development was $209,735 for the twelve months ended December 31, 2004, primarily in connection with the acquisition of rights to two key patents covering a novel cancer platform technology from Houston Pharmaceuticals, Inc. During the twelve months ended December 31, 2003 we recorded $6,734,818 of purchased in-process research and development expense in connection with the Merger.

During December 2004 and 2003, Synergy sold certain New Jersey State tax loss carry forwards under a state economic development program for cash of approximately $233,000 and $222,000 respectively , the proceeds of which were used to support research and development activities in New Jersey. This state tax benefit was recorded as Other Income during the fourth quarters ended December 31, 2004 and 2003.

Net loss for the twelve months ended December 31, 2004 was $7,543,467 compared to a net loss of $13,106,247 incurred for the twelve months ended December 31, 2003. The decreased net loss is primarily the result of the lower purchased in-process research and development expenses, partially offset by higher research, development, general and administrative expenses discussed above. In addition we recorded lower stock based compensation expense of $2,732,770 during the twelve months ended December 31, 2004, as compared to $3,833,946 recorded during the same period ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004 we had $5,323,384 in cash and cash equivalents, compared to $3,956,486 as of December 31, 2003. This increase in cash of $1,366,898 during the twelve months ended December 31, 2004 was principally the result of completing two private placements of common stock yielding net proceeds of $6,099,012. This was partially offset by cash used in operating activities of $4,732,114 during the twelve months ended December 31, 2004. Cash used in operating activities was primarily for research and development and general and administrative expenses discussed above totaling $5,180,160, less $265,697 in government grant funding and $233,382 in cash received from the sale of certain New Jersey State tax loss carry forwards under a state economic development program.

On  March  9,  2005 we sold and  issued  in a  private  placement  an  aggregate
1,985,791 shares of common stock at a per share price of $1.52, for aggregate gross proceeds of approximately $3.02 million. Because this transaction was completed with certain existing institutional shareholders and certain members of our management we paid no fees to selling agents and have agreed to file a registration statement covering resale of the shares within 30 days of closing.

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

On October 7, 2003 we were awarded a $265,697 Small Business Technology Transfer Research grant from the National Institutes of Health for studies on Atiprimod. The studies began in early 2004 and were completed in November 2004. Funding for the total amount of this grant was received during 2004 and has been reported on our Consolidated Statements of Operations as a separate line item entitled "Government Grant".

Our capital resources will be focused primarily on the clinical development and regulatory approval of Annamycin for acute leukemia and Atiprimod for multiple myeloma and bone resorption disease, a major complication associated with multiple myeloma disease. Our product development efforts are thus in their early stages and we cannot make estimates of the costs or the time it will take to complete. The risk of completion of any program is high because of the long duration of clinical testing, extended regulatory approval and review cycles and uncertainty of the costs. Net cash inflows from any products developed may take several years to achieve. We will need additional funding to complete these activities. We could however receive grants, contracts or technology licenses in the short-term. The amount and timing of these inflows, if any, is not known.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2004, and is based on information appearing in the Notes to Consolidated Financial Statements.

                                                         Less than       1-2           3-5        More than
                                            Total         1 Year        Years         Years        5 Years
                                            -----         ------        -----         -----       --------
Operating Leases                       $1,048,092       $193,552     $300,077      $312,200       $242,263
Minimum patent royalty /
license fees                            1,037,500        207,500      415,000       415,000             --
                                       ----------       --------     --------      --------       --------

Total obligations                      $2,085,592       $401,052     $715,077      $727,200       $242,263
                                       ==========       ========     ========      ========       ========

For   purposes  of  this   schedule  we  have   assumed  that  all  patents  not
commercialized within 5 years will be abandoned, license agreements will be terminated and associated minimum royalty payments will cease.

RECENT ACCOUNTING PRONOUNCEMENTS:

In December  2004,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004), "Share-Based Payment." SFAS No 123R is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. While we cannot precisely determine the impact on net loss as a result of the adoption of SFAS No 123R, estimated compensation expense related to prior periods can be found in footnote 3 to our audited consolidated financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets", which is effective for fiscal years beginning after June 15, 2005. SFAS 153 amends APB 29, "Accounting for Nonmonetary Transactions", which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29 included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this statement is not expected to have a material effect on our financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS.

The full text of our audited consolidated financial statements as of December 31, 2004; and for the fiscal years ended December 31, 2004 and 2003 begins on page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 8A. CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Principal Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2004, have concluded that our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated there under.

There were no significant change in our internal controls over financial reporting that could significantly affect internal controls over financial reporting during the quarter ended December 31, 2004 .

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information regarding the directors and executive officers of Callisto Pharmaceuticals, Inc. as of March 24, 2005:

Name                     AGE       POSITIONS
                         ---       ---------

Gabriele M. Cerrone      33        Chairman of the Board
Gary S. Jacob            58        Chief Executive Officer, Chief Scientific
                                   Officer and Director; Chairman of Synergy
                                   Pharmaceuticals Inc.

Donald H. Picker         59        Executive Vice President, R&D
Bernard F. Denoyer       57        Vice President, Finance
Kunwar Shailubhai        47        Senior Vice President, Drug Discovery of
                                   Synergy Pharmaceuticals Inc.

Christoph Bruening       37        Director
Iain G. Ross             51        Director
Edwin Snape              65        Director
John P. Brancaccio       57        Director
Stephen K. Carter        66        Director
Randall Johnson          58        Director

Gabriele M. Cerrone has served as our Chairman of the Board of Directors since May 2003 and as a consultant since January 2005. From March 1999 to January 2005 Mr. Cerrone served as a Senior Vice President of Investments of Oppenheimer & Co. Inc., a financial services firm. Prior to such affiliation, Mr. Cerrone held the position of Managing Director of Investments at Barrington Capital, L.P., a merchant bank, between March 1998 and March 1999. Between May 2001 and May 2003, Mr. Cerrone served on the board of directors of SIGA Technologies, Inc.

Gary S. Jacob, Ph.D. has served as our Chief Executive Officer as well as Chief Scientific Officer since May 2003 and a Director since October, 2004. Dr. Jacob has also served as Chairman of Synergy Pharmaceuticals Inc. since October 2003. Dr. Jacob served as Chief Scientific Officer of Synergy Pharmaceuticals Inc. from 1999 to 2003. From 1990 to 1998, Dr. Jacob served as a Monsanto Science Fellow, specializing in the field of Glycobiology. From 1997 to 1998, Dr. Jacob was Director of Functional Genomics, Corporate Science & Technology, Monsanto, where he played a pivotal role in the rapid development of Monsanto's plant genomics strategy and the buildup of the in-house advanced genomics program. From 1990 to 1997, Dr. Jacob was Director of Glycobiology, G.D. Searle Pharmaceuticals Inc. From 1986 to 1990, Dr. Jacob was Manager of the G.D. Searle Glycobiology Group located at Oxford University, England.

Donald H. Picker, Ph.D. has served as our Executive Vice President, R&D since April 2004. From May 2003 until March 2004, Dr. Picker served as Senior Vice President, Drug Development. Dr. Picker was Chief Executive Officer and President of Synergy Pharmaceuticals Inc. and a member of its board of directors from September 1999 to April 2003. From February 1997 to September 1999, Dr. Picker was President and Chief Operating Officer of LXR Biotechnology Inc., an apoptosis drug development company. From 1991 to 1997, he was Senior Vice
President of Research and Development at Genta Inc., an antisense drug development company. Dr. Picker is also a director of Xenomics, Inc., a public medical diagnostics company.

Bernard F. Denoyer, CPA has served as our Vice President, Finance since January 2004. From July 2003 to December 2003, Mr. Denoyer served as an independent consultant to our company providing interim CFO services. In addition to our company, Mr. Denoyer provided interim CFO and other services to emerging technology companies, principally portfolio companies of Marsh & McLennan Capital, LLC, from October 2000 to

December 2003. From October 1994 until September 2000, Mr. Denoyer served as Chief Financial Officer and Senior Vice President. at META Group, Inc., a public information technology research company. From 1990 to 1993 he was Vice President Finance of Environetics, Inc., a pharmaceutical water diagnostic business. Mr. Denoyer is also Vice President, Controller of Xenomics, Inc., a public medical diagnostics company.

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

Christoph Bruening has served as a Director of our company since May 2003. Mr. Bruening organized Value Relations GmbH, a full service investor relations firm operating in Frankfurt, Germany in 1999 and currently serves as its Managing Partner. From 1998 to 1999, Mr. Bruening served as a funds manager and Director of Asset Management for Value Management and Research AG, a private investment fund and funds manager in Germany. From 1997 to 1998, Mr. Bruening was a financial analyst and Head of Research for Value Research GmbH. Mr. Bruening is currently a member of the advisory board of Clarity AG and is a director of Xenomics, Inc., a public medical diagnostics company.

Iain G. Ross has served as a Director of our company since June 2003. Mr. Ross has been Chairman of Biomer Technology Ltd., SR Pharma plc and Ozone Industries Ltd since January 2003, July 2004 and March 2005, respectively, and serves as a director of a number of healthcare technology companies including Angle plc, Eden Biopharm Group, Swedish DIA (Sweden) AB and Procognia Ltd. Mr. Ross is an advisor to Apax Partners and PPM Ventures in London. From 2001 to 2002, Mr. Ross was Chairman and Chief Executive Officer of Allergy Therapeutics Ltd. and from 1995 to 2000, Mr. Ross was Chief Executive Officer of Quadrant Healthcare plc, which was sold to Elan Corporation in 2000.

Edwin Snape, Ph.D. has served as a Director of our company since May 2003. Dr. Snape has been a principal at New England Partners, a private equity firm since 1999. Previously, he was Managing General Partner of the Vista Group, an international private equity firm. Dr. Snape is Chairman of Memry Corporation and a director of Deltex Medical Holdings, Inc. and Diomed, Inc.

John P. Brancaccio, a retired CPA, has served as a Director of our company since April 2004. Since April 2004, Mr. Brancaccio has been the Chief Financial Officer of Accelerated Technologies, Inc., an incubator for medical device companies. From May 2002 until March 2004, Mr. Brancaccio was the Chief Financial Officer of Memory Pharmaceuticals Corp., a biotechnology company. From 2000 to 2002, Mr. Brancaccio was the Chief Financial Officer/Chief Operating Officer of Eline Group, an entertainment and media company. Mr. Brancaccio is currently a director of Alfacell Corporation.

Stephen K. Carter, M.D. has served as a Director of our company since August 2004. Since 2000, Dr. Carter has been employed as an independent consultant. From 1998 to 2000, Dr. Carter was senior vice president, clinical and regulatory affairs of SUGEN, Inc. (subsequently acquired by Pharmacia & Upjohn, Inc.). From 1995 to 1996, Dr. Carter was senior vice president, research and development with Boehringer Ingelheim Pharmaceuticals, Inc. and from 1982 to 1995 held various positions with Bristol-Myers Squibb Company, including senior vice president, worldwide clinical research and development. Dr. Carter is a director of Vion Pharmaceuticals, Inc., Cytogen Corp., Emisphere Technologies Inc., Alfacell Corp. and Tapestry Pharmaceuticals Inc. (each a biotechnology company).

Randall Johnson, Ph.D. has served as a Director of our company since February 2005. Since February 2002, Dr. Johnson has been serving as a consultant to various venture capital, biotechnology and pharmaceutical companies focusing on oncology. From October 1982 to February 2002, Dr. Johnson served in a number of capacities at GlaxoSmithKline PLC/SmithKline Beecham Pharmaceuticals, most recently as a Group Director in the Department of Oncology Research.

COMPENSATION OF DIRECTORS

Each of our directors is entitled to receive a cash payment of $5,750 per calendar quarter. Messrs. Cerrone, Snape and Jacob have waived their right to such payments. Upon their appointment to the Board of Directors, each of our directors received a grant of 75,000 stock options to purchase common stock which vest over a period of three years from the date of grant.

AUDIT COMMITTEE

The Audit Committee currently consists of John Brancaccio, chairman of the Audit Committee, and Christoph Bruening. Our board of directors has determined that each of Mr. Bruening and Mr. Brancaccio is "independent" as that term is defined under applicable SEC rules and under the current listing standards of the American Stock Exchange. Mr. Brancaccio is our audit committee financial expert. The Audit Committee met four times in 2004. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. A copy of this charter is available at the Company's web site www.callistopharma.com

The Audit Committee's responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors,
(ii) appointing, replacing and discharging the independent auditors, (iii) pre-approving the professional services provided by the independent auditors,
(iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditors, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditors. The Audit Committee also prepares the Audit Committee report that is required pursuant to the rules of the SEC.

COMPENSATION COMMITTEE

We  have a  Compensation  Committee  currently  consisting  of Iain  Ross,  John
Brancaccio and Christoph Bruening. The Board of Directors has determined that all of the members are "independent" under the current listing standards of the American Stock Exchange. The Compensation

Committee met three times in 2004. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee. A copy of this charter is available at the Company's web site www.callistopharma.com.

The Compensation Committee has responsibility for assisting the Board of Directors in, among other things, evaluating and making recommendations regarding the compensation of the executive officers and directors of the Company; assuring that the executive officers are compensated effectively in a manner consistent with the stated compensation strategy of the Company; producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC; periodically evaluating the terms and administration of the Company's incentive plans and benefit programs and monitoring of compliance with the legal prohibition on loans to directors and executive officers of the Company.

CORPORATE GOVERNANCE/NOMINATING COMMITTEE

We have a Corporate Governance/Nominating Committee currently consisting of Stephen Carter, John Brancaccio and Christoph Bruening. The Board of Directors has determined that all of the members are "independent" under the current listing standards of the American Stock Exchange. The Corporate Governance/ Nominating Committee was designated by the Board of Directors in January 2005 and did not meet in 2004. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee. A copy of this charter is available at the Company's web site www.callistopharma.com.

As set forth in the Corporate Governance/Nominating Committee charter, the Corporate Governance/Nominating Committee has responsibility for assisting the Board in, among other things, effecting Board organization, membership and function including identifying qualified Board nominees; effecting the organization, membership and function of Board committees including composition and recommendation of qualified candidates; establishment of and subsequent periodic evaluation of successor planning for the chief executive officer and other executive officers; development and evaluation of criteria for Board membership such as overall qualifications, term limits, age limits and independence; and oversight of compliance with the Corporate Governance Guidelines. The Corporate Governance/Nominating Committee shall identify and evaluate the qualifications of all candidates for nomination for election as directors.

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

Moshe Talpaz, M.D. Dr. Talpaz currently holds the titles of Professor of Medicine, David Burton, Jr. Endowed Chair at the M.D. Anderson Cancer Center,
Houston, Texas. Dr. Talpaz was formerly Chairman of the Department of Bioimmunotherapy of the M.D. Anderson Cancer Center. Dr. Talpaz has been and continues to be involved in the clinical development of numerous cancer drugs and has been a pioneer in developing currently accepted treatment protocols especially in the leukemia area. Dr. Talpaz is a member of many committees such as the National Comprehensive Cancer Network Guidelines Panel and sits on several editorial and advisory boards, such as Hematology Digest, Bone Marrow Transplantation and Clinical Cancer Research. In 2003, Dr. Talpaz received the prestigious "Leukemia and Lymphoma Society Service to Mankind Award" for his pioneering work in this cancer field. Dr. Talpaz discovered the use of interferon-a for treating chronic myeloid leukemia (CML) and he was the principal investigator until FDA approval. In addition, Dr. Talpaz has acted as a consultant to Hoffman LaRoche with regards to the FDA approval process for interferon.

Roman Perez-Soler, M.D. Dr. Perez-Soler is currently Gutman Professor of Oncology and Chairman of the Department of Oncology at Montefiore Medical Center as well as Associate Director of Clinical Research at the Albert Einstein Cancer Center and Chief of the Division of Medical Oncology at the Albert Einstein College of Medicine. Dr. Perez-Soler was formerly Professor of Medicine and Deputy Chairman of the Department of Thoracic/Head and Neck Medical Oncology at The University of Texas M.D. Anderson Cancer Center and Associate Director for Clinical and Translational Research at the Kaplan Cancer Center at New York University. Dr. Perez-Soler is a nationally and internationally renowned clinical translational researcher in the areas of new anticancer drug development, with a strong emphasis in liposome delivery and thoracic malignancies.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and American Stock Exchange. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based on a review of the copies of such forms received, we believe that during 2004, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, executive officers and employees. A copy of this Code of Business Conduct and Ethics is filed as an exhibit to this report and is posted on our website at www.callistopharma.com.

ITEM 10.  EXECUTIVE COMPENSATION.

The following summary compensation table sets forth certain information concerning compensation paid to our Chief Executive Officer and our two most highly paid executive officers (the "Named Executive Officers") for services rendered in all capacities as of December 31, 2004.

                                                       Annual Compensation              Long Term Compensation
                                                       -------------------              ----------------------
Name and Principal                              Year    Salary           Bonus          Securities Underlying
Position                                               ($)               ($)            Options (#)

Gary S. Jacob                                  2004     $225,000         $33,750        275,000
Chief Executive Officer and Chief              2003     $144,792         $0             500,000
Scientific Officer

Donald H. Picker                               2004     $191,875         $37,500        400,000
Executive Vice President, R&D                  2003     $126,661         $10,000        325,000

Kunwar Shailubhai                              2004     $155,333         $0             100,000(1)
Senior Vice President, Drug                    2003     $110,833         $0             350,000(2)
Discovery of Synergy
Pharmaceuticals, Inc.

(1) On April 6, 2004, Dr. Shailubhai entered into an employment agreement with Synergy Pharmaceuticals Inc. and was granted 100,000 stock options exercisable at $1.50 per share, 50,000 of such stock options vest in June 2004 and the remainder vest in December 2004.

(2) All of such stock options were granted on June 13, 2003 pursuant to an employment agreement entered into with us at that time. On April 6, 2004, the employment agreement was terminated and 325,000 unvested stock options were canceled.

OPTION GRANTS IN FISCAL YEAR 2004

The following table sets forth certain information concerning grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 2004.


                                            Number of Shares      Percent of Total
                                              Underlying         Options Granted to      Exercise Price      Expiration
Name                                        Options Granted      Employees in 2004       Per Share              Date
                                            ---------------      -----------------       ---------              ----

Gary S. Jacob                                275,000 (1)                  29.4%              $3.00           6/29/2014
Chief Executive Officer and Chief
Scientific Officer

Donald H. Picker                             400,000 (2)                  42.8%              $3.00           6/29/2014
Executive Vice President, R&D

Kunwar Shailubhai                            100,000 (3)                  10.7%              $1.50            4/6/2014
Senior   Vice President, Drug
Discovery of Synergy
Pharmaceuticals, Inc.

(1)  25,000 options vest on 6/1/2005; 25,000 options vest on 6/1/2006 and 50,000 options vest on 6/1/2007. The remaining 175,000 options vest based on the achievement of certain performance milestones.

(2)  50,000 options vest on 6/1/2005; 50,000 options vest on 6/1/2006 and 75,000 options vest on 6/1/2007. The remaining 225,000 options vest based on the achievement of certain performance milestones.

(3) 50,000 of such stock options vested in June 2004 and the remainder vested in December 2004.

On April 26, 2004, we granted 100,000 stock options to Gabriele M. Cerrone, Chairman of the Board, in recognition of his efforts during the past year on behalf of the company. The stock options are immediately exercisable at $3.20 per share.

AGGREGATED OPTION EXERCISES IN 2004 AND YEAR END OPTION VALUES

The following table provides certain information with respect to the Named Executive Officers concerning the exercise of stock options during the fiscal year ended December 31, 2004 and the value of unexercised stock options held as of such date.

                                          Number of Shares Underlying Options          Value of Unexercised In the
                                                  at December 31, 2004            Money Options at December 31, 2004 (1)
                                          -----------------------------------     --------------------------------------
Name                                       Exercisable         Unexercisable       Exercisable          Unexercisable
                                           -----------         -------------       -----------          -------------

Gary S. Jacob                               150,000                625,000         $72,000                 $168,000
Chief Executive Officer and Chief
Scientific Officer

Donald H. Picker                             83,333                641,667         $40,000                 $116,000
Executive Vice President, R&D

Kunwar Shailubhai                           125,000                      0         $60,000                        -
Senior Vice President, Drug
Discovery of Synergy
Pharmaceuticals, Inc.

During the fiscal year ended December 31, 2004, no options were exercised.

(1) Amounts calculated by subtracting the exercise price of the options from the market value of the underlying common stock using the closing sale price on the American Stock Exchange of $1.98 per share on December 31, 2004.

MANAGEMENT  AGREEMENTS

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

On September 23, 2003, we entered into an employment agreement with Donald H. Picker, Ph.D., to serve as Vice President, Drug Development. The employment agreement is for a term of 18 months beginning September 23, 2003 and is automatically renewable for successive one year periods at the end of the term. Dr. Picker's salary is $175,000 per year and he is eligible to receive a cash bonus of up to $45,000 per year upon the achievement of certain performance milestones. In connection with his employment agreement, Dr. Picker received a grant of 325,000 stock options which vest over a three year period and are exercisable at $1.50 per share. On April 6, 2004, Dr. Picker's employment agreement was amended to change his title to Executive Vice President, R&D and his salary was increased to $200,000 per year and certain milestones were added upon which cash bonuses of up to $92,500 over a 12 month period may be paid. During the twelve months ended December 31, 2004, Dr. Picker was paid a bonus $37,500 based on certain milestones he achieved during 2004. The balance of the annual bonus Dr. Picked is eligible to receive will be paid only if and when certain other milestones are reached.

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

On April 6, 2004, Kunwar Shailubhai, Ph.D. entered into an employment agreement with Synergy in which he agreed to serve as Senior Vice President, Drug Discovery. Dr. Shailubhai's employment agreement is for a term of 12 months beginning April 6, 2004 and is automatically renewable for successive one year periods at the end of the term. Dr. Shailubhai's salary is $150,000 per year and he is eligible to receive a cash bonus of up to 15% of his salary per year. Dr. Shailubhai received a grant of 100,000 stock options which are exercisable at $1.50 per share. 50,000 of such stock options vest in June 2004 and the remainder vest in December 2004. We previously had an employment agreement dated June 13, 2003 with Kunwar Shailubhai, Ph.D. to serve as Executive Vice President and Head of Research and Development for a term of 18 months beginning June 13, 2003. Dr. Shailubhai's salary was $170,000 per year and he was eligible to receive a cash bonus of up to 15% of his salary per year. In connection with his employment agreement, Dr. Shailubhai received a grant of 25,000 stock options which were fully vested and have an exercise price of $1.50 per share. Dr. Shailubhai also received a grant of 325,000 stock options which were to have vested over a three year period and were exercisable at $1.50 per share. This employment agreement was terminated on April 6, 2004 and unvested options were forfeited. The new grant of 100,000 options will be subject to variable accounting because it was deemed that his agreement was a continuation of employment with a wholly owned subsidiary of Callisto.

On December 27, 2004, we entered into a consulting agreement with Gabriele M. Cerrone, our Chairman of the Board and a principal stockholder. The duties of Mr. Cerrone pursuant to the agreement will consist of business development, strategic planning, capital markets and corporate financing consulting advice. The term of the agreement commenced on January 10, 2005 and continues until December 31, 2006 with automatic renewal for successive one year periods unless either party gives notice to the other not to renew the agreement.

We will pay Mr. Cerrone an annual fee of $205,000 on a monthly basis. In addition, Mr. Cerrone received a grant of 375,000 ten year non-qualified stock options pursuant to our Stock Option Plan at an exercise price of $1.70 per share. One half of such options will vest on each of the first two anniversaries of the date of the agreement

In the event the agreement is terminated without cause or for good reason, Mr. Cerrone will receive a cash payment equal to the aggregate amount of his annual fee for the then remaining term of the Agreement and all unvested stock options will immediately vest and the exercise period of such options will be extended to the later of the longest period permitted by our stock option plans or ten years following termination. In the event a change of control of the Company occurs, Mr. Cerrone shall be entitled to such compensation upon the subsequent termination of the agreement within two years of the change in control unless such termination is the result of Mr. Cerrone's death, disability or retirement or his termination for cause

On December 22, 2004 our Board of Directors, acting upon advice of the Compensation Committee, awarded Mr. Cerrone a cash bonus of $200,000 in recognition of his contributions to the company including negotiation and acquisition of certain intellectual property licenses during 2004.

STOCK OPTION PLAN

We rely on incentive compensation in the form of stock options to retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options is designed to provide long-term incentives to directors, executive officers, employees and consultants, to encourage them to remain with us and to enable them to develop and maintain an ownership position in our common stock.

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

As of December 31, 2004, options for 3,177,222 shares were outstanding under our stock option plan, and options for 6,822,778 shares remain available for future grants. The options we grant under the Plan may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-statutory stock options at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The stock option plan is not a qualified deferred compensation plan under Section 401(a) of the Code, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). In addition, as of December 31, 2004, we have granted 4,144,838 stock options not subject to the stock option plan.

The following table summarizes information about our equity compensation plans as of December 31, 2004.

                      EQUITY COMPENSATION PLAN INFORMATION

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

                               (a)                              (b)                            (c)
                               ---                              ---                            ---

Equity Compensation Plans      3,177,222                        $2.27                          6,822,778
Approved by Stockholders

Equity Compensation Plans      4,144,838                        $2,14                          n/a
Not Approved by
Stockholders
                               ---------                                                       ---------
             Total              7,322,060                       $2.19                          6,822,778
                               ==========                                                      =========

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 24, 2005 by (i) each person know to beneficially own more than 5% of the outstanding common stock, (ii) each of our directors, (iii) the Named Executive Officers and (iv) all directors and executive officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Callisto Pharmaceuticals, Inc., 420 Lexington Avenue, Suite 1609, New York, N.Y. 10170.

                                                Shares of Common Stock
Name and Address of Beneficial Owner             Beneficially Owned (1)
------------------------------------            ----------------------

                                        NUMBER OF SHARES     PERCENTAGE OF CLASS

Gabriele M. Cerrone                         2,976,237(2)                9.3%
Chairman of the Board

Gary S. Jacob                                 274,745(3)                  *
Chief Executive Officer, Chief
Scientific Officer and Director

Donald H. Picker                              172,037(4)                  *
Executive Vice President, R&D

Kunwar Shailubhai                             125,000(5)                  *
Senior Vice President, Drug Discovery
of Synergy Pharmaceuticals Inc.

Iain G. Ross                                   25,000(6)                  *
Director

Edwin Snape                                   939,402(7)                3.0%
Director

Stephen Carter                                       0
Director

Christoph Bruening                            460,699(8)                1.5%
Director

John Brancaccio
Director                                       25,000(9)                  *

Randall K. Johnson                             10,000(10)                 *
Director

All Directors and Executive Officers        5,038,120(11)               15.5%
as a group (11 persons)

Donald G. Drapkin                           1,766,059(12)                5.6%

Panetta Partners Ltd.                       2,101,237                    6.7%

* less than 1%

(1) Applicable percentage ownership as of March 24, 2005 is based upon 31,228,893 shares of common stock outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Under Rule 13d-3, shares issuable within 60 days upon exercise of outstanding options, warrants, rights or conversion privileges ("Purchase Rights") are deemed outstanding for the purpose of calculating the number and percentage owned by the holder of such Purchase Rights, but not deemed outstanding for the purpose of calculating the percentage owned by any other person. "Beneficial ownership" under Rule 13d-3 includes all shares over which a person has sole or shared dispositive or voting power.

(2) Consists of 875,000 shares of common stock issuable upon exercise of stock options held by Mr. Cerrone and 2,101,237 shares held by Panetta Partners, Ltd. Mr. Cerrone is the sole general partner of Panetta and in such capacity only exercises voting and dispositive control over securities owned by Panetta. As such, Mr. Cerrone may be deemed, solely for purposes of Section 13(d) of the Securities Exchange Act of 1934 as amended, to "beneficially" own securities in which he has no pecuniary interest and he therefore disclaims such beneficial interest.

(3) Includes 150,000 shares of common stock issuable upon exercise of stock options.

(4) Includes 83,333 shares of common stock issuable upon exercise of stock options.

(5) Consists of 125,000 shares of common stock issuable upon exercise of stock options.

(6) Consists of 25,000 shares of common stock issuable upon exercise of stock options.

(7) Includes 25,000 shares of common stock issuable upon exercise of stock options. 914,402 of such shares are held by NEGF II, L.P. and New England
Partners Capital, L.P.. Mr. Snape is a principal of NEGF II, L.P. and New England Partners Capital, L.P.

(8) Includes 25,000 shares of common stock issuable upon exercise of stock options.

(9) Consists of 25,000 shares of common stock issuable upon exercise of stock options.

(10) Consists of 10,000 shares of common stock issuable upon exercise of stock options.

(11) Includes 1,373,333 shares of common stock issuable upon exercise of stock options.

(12) Includes 250,000 shares of common stock issuable upon exercise of stock options held by Mr. Drapkin and 916,059 shares of common stock held by the Drapkin Family Charitable Foundation.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 27, 2004 we entered into a consulting agreement with Gabriele M. Cerrone, our Chairman of the Board and a principal shareholder. The agreement and its terms were approved by our Compensation Committee, which consists solely of independent members of the Board. Additional information concerning the terms of the consulting agreement are set forth in Item 9 of this report.

On March 9, 2005 certain members of management, in addition to certain current institutional investors, purchased an aggregate 1,985,791 shares of our common stock in a private placement. The shares were sold at a price of $1.52 per share for aggregate proceeds of approximately $3.02 million. Panetta Partners, Ltd., a principal shareholder and limited partnership, of which Mr. Cerrone is the sole managing partner, purchased 25,000 shares in the private placement. In such capacity Mr. Cerrone exercises voting and dispositive control over shares owned by Panetta in which he has no pecuniary interest. In addition, Gary S. Jacob, our Chief Executive Officer purchased 16,448 shares in the private placenment and Christoph Bruening, a director, purchased 20,000 shares in the private placement. Each did so at the specific request of the institutional investors.

In connection with the sale of our common stock to certain members of management in the private placement, our Audit Committee determined that participation by such members of management in the private placement (i) did not constitute a conflict of interest under our Code of Business Conduct and Ethics and (ii) was on term no less favorable to the company than terms offered to third parties.

CONFLICTS OF INTEREST

Gabriele Cerrone and his affiliates are subject to certain potential conflicts of interests. His consulting agreement expressly recognizes that he may provide consulting services to others. In addition, from time to time, he or his affiliates may be presented with business opportunities which could be suitable for our business and Mr. Cerrone is not subject to any restrictions with respect to other business activities, except to the extent such activities are in violation of our Code of Conduct and Ethics or violate general confidentiality provisions of his consulting agreement. In instances where there is potential conflict of interest or business opportunity, with respect to any officer or director, including Mr. Cerrone, our Audit Committee has both the authority and responsibility to review such matters and take appropriate actions.

ITEM 13.  EXHIBITS .

(a)      Exhibits


           Exhibit
           Number   Description

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

           3.2      Bylaws (4)

           4.1      1996 Incentive and Non-Qualified Stock Option Plan (5)

           4.2 Form of Warrant to purchase shares of common stock issued in connection with the sale of common stock (6)

           10.1 Employment Agreement dated June 13, 2003 by and between Callisto Pharmaceuticals, Inc. and Gary S. Jacob (7)*

           10.2 Employment Agreement dated April 6, 2004 by and between Synergy Pharmaceuticals Inc. and Kunwar Shailubhai (8)*

           10.3 Employment Agreement dated June 13, 2003 by and between Callisto Pharmaceuticals, Inc. and Donald H. Picker (9)*

           10.4 Amendment to Employment Agreement dated April 6, 2004 by and between Callisto Pharmaceuticals, Inc. and Donald H. Picker
                    (10)*

           10.5 License Agreement dated as of August 28, 2002 by and between Synergy Pharmaceuticals Inc. and AnorMED Inc.(11)**

           10.6 Employment Agreement dated January 15, 2004 by and between Callisto Pharmaceuticals, Inc and Bernard Denoyer (12)*

           10.7 Form of Registration Rights Agreement dated as of January 21, 2004 by and among the Registrant and the Purchasers set forth on the signature page thereto (13)

           10.8 Common Stock Purchase Agreement dated as of April 19, 2004, by and between Callisto Pharmaceuticals, Inc. and the Purchasers set forth on Exhibit A thereto. (14)

           10.9 Patent and Technology License Agreement dated August 12, 2004 by and between The Board of Regents of the University of Texas System, on behalf of The University of Texas M. D. Anderson Cancer Center and Callisto Pharmaceuticals, Inc.
                    (15)**

           10.10 Consulting Agreement dated as of December 27, 2004 between the Registrant and Gabriele M. Cerrone. *

           10.11    Common Stock Purchase Agreement dated as of March 8, 2005 by
                    and  between   Callisto   Pharmaceuticals,   Inc.   and  the
                    Purchasers set forth on Exhibit A thereto. (16)

           14       Code of Business Conduct and Ethics (17)

           21       List of Subsidiaries

           23       Consent of BDO Seidman, LLP

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

          **Confidential treatment has been requested with respect to deleted portions of this agreement.

(1) Incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K filed on March 19, 2003.

(2) Incorporated by reference to Exhibit 2.2 filed with the Company's Current Report on Form 8-K filed on April 30, 2003.

(3) Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K filed on May 28, 2003.

(4) Incorporated by reference to Exhibit 99.2 filed with the Company's Current Report on Form 8-K filed on May 28, 2003.

(5) Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on May 15, 2003.

(6) Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on January 28, 2004.

(7) Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 10-QSB filed on August 20, 2003.

(8) Incorporated by reference to Exhibit 10.2 filed with the Company's Annual Report on Form 10-KSB on April 14, 2004.

(9) Incorporated by reference to Exhibit 10.3 filed with the Company's Current Report on Form 10-QSB filed on November 14, 2003.

(10) Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report on Form 10-KSB filed on April 14, 2004.

(11) Incorporated by reference to Exhibit 10.4 filed with the Company's Current Report on Form 10-QSB filed on November 14, 2003.

(12) Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report on Form 10-KSB on April 14, 2004.

(13) Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on January 28, 2004.

(14) Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on April 19, 2004.

(15) Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on September 7, 2004.

(16) Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on March 5, 2005.

(17) Incorporated by reference to Exhibit 14 filed with the Company's Annual Report on Form 10-KSB filed on April 14, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES.

The aggregate fees billed and unbilled for the fiscal year ended December 31, 2004 for professional services rendered by our principal accountants for the audits of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-QSB were approximately $95,000. The aggregate fees billed and unbilled for the fiscal year ended
December 31, 2003 for professional services rendered by our principal accountants for the audits of our annual financial statements, the reaudit of the 2002 and 2001 financial statements, and the review of our financial statements included in our quarterly reports on Form 10-QSB were approximately $153,000.

AUDIT-RELATED FEES.

The aggregate fees billed for the fiscal year ended December 31, 2004 and 2003 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, specifically accounting research, were approximately $2,500 in each period.

TAX AND OTHER FEES.

There were no aggregate fees billed for the fiscal years ended December 31, 2004 and 2003 as there were no tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns.

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

Date:    March 29, 2005                           Callisto Pharmaceuticals, Inc.

                                                  By: /s/ Gary S. Jacob
                                                  ------------------------
                                                  Gary S. Jacob,
                                                  Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                   TITLE                               DATE

/s/ Gary S. Jacob          Chief Executive Officer and Director   March 29, 2005
-----------------          (Principal Executive Officer)
Gary S. Jacob


/s/ Bernard F. Denoyer     Vice President, Finance                March 29, 2005
----------------------     (Principal Accounting Officer)
Bernard F. Denoyer


/s/ Gabriele M. Cerrone    Chairman of the Board                  March 29, 2005
-----------------------
Gabriele M. Cerrone


/s/ Iain G. Ross           Director                               March 29, 2005
----------------
Iain Ross


/s/ Edwin Snape            Director                               March 29, 2005
---------------
Edwin Snape


/s/ John P. Brancaccio     Director                               March 29, 2005
----------------------
John P. Brancaccio


/s/ Stephen K. Carter      Director                               March 29, 2005
---------------------
Stephen K. Carter


/s/ Christoph Bruening     Director                               March 29, 2005
----------------------
Christoph Bruening


/s/ Randall K. Johnson     Director                               March 29, 2005
----------------------
Randall K. Johnson

                         CALLISTO PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                   Index to Consolidated Financial Statements

                                                                            PAGE

Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Balance Sheets as of December 31, 2004                          F-3

Consolidated Statements of Operations for the two years
 in the period ended December 31, 2004 and for the period
 from June 5, 1996 (inception) to December 31, 2004                          F-4

Consolidated Statement of Changes in Stockholders' Equity
 for the period from June 5, 1996 (inception) to December 31, 2004           F-5

Consolidated  Statements  of Cash Flows for the two years in the period  ended December 31, 2004 and for the period from
 June 5, 1996 (inception) to December 31, 2004                               F-6

Notes to Consolidated Financial Statements                                   F-7

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Callisto Pharmaceuticals, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Callisto Pharmaceuticals, Inc. and Subsidiaries (a development stage company) (the
"Company") as of December 31, 2004, the related consolidated statements of operations and cash flows for each of the two years in the period ended December 31, 2004 and for the period from June 5, 1996 (inception) to December 31, 2004 and the related consolidated statement of stockholders' equity for the period from June 5, 1996 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal contol over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Callisto Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 and for the period from June 5, 1996 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States.

/s/ BDO Seidman, LLP
---------------------

New York, New York
March 14, 2005

                         CALLISTO PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                             AS OF DECEMBER 31, 2004

                                     ASSETS
Current Assets:
Cash and cash equivalents                                          $  5,323,384
Prepaid expenses                                                         45,231
                                                                   ------------
                                                                      5,368,615

Property and equipment, net                                              18,856
Security deposits                                                        82,196
                                                                   ------------
                                                                   $  5,469,667

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                   $    984,486
Accrued expenses                                                        235,803
                                                                   ------------
                                                                      1,220,289

Stockholders' equity:
Common stock, $.0001 par value, authorized 75,000,000
     shares, 29,219,102 outstanding at December 31, 2004                  2,922
Additional paid-in-capital                                           39,910,187
Unamortized deferred stock based compensation                        (2,302,534)
Deficit accumulated during the development stage                    (33,361,197)
                                                                   ------------
                                                                      4,249,378
                                                                   ------------
                                                                   $  5,469,667
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CALLISTO PHARMACEUTICALS, INC.

                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        For the
                                                                    Period from
                                             For the years         June 5, 1996
                                           ended December 31,    (Inception) to
                                          --------------------     December 31,
                                          2004            2003             2004
                                          ----            ----             ----

Revenues                                    $-              $-               $-

Costs and Expenses:
Research and development             2,817,387       1,369,985        7,719,748
Government grant                      (265,697)              -         (265,697)
Purchased in-process research
  and development                      209,735       6,734,818        6,944,553
General and administrative           2,362,773       1,398,090        8,612,246
Stock-based compensation expense     2,732,770       3,833,946       11,351,272
                                   -----------    ------------     -------------
Loss from operations                (7,856,968)    (13,336,839)     (34,362,122)

Interest income                         84,081           8,768          549,681
Other income                           229,420         221,824          451,244
                                   -----------    ------------     -------------

Net loss                           $(7,543,467)   $(13,106,247)    $(33,361,197)
                                   ============   =============    =============

Weighted average shares outstanding:
  Basic and diluted                 28,485,227      21,357,659

Net loss per common share:
  Basic and diluted                     $(0.26)         $(0.61)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CALLISTO PHARMACEUTICALS, INC.
                          (A Development Stage Company)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                    Preferred                        Common      Additional
                                                   Preferred       Stock, Par      Common        Stock, Par         Paid in
                                                      Shares            Value      Shares             Value         Capital
                                                   ---------       ----------   --------         ----------     -----------

Balance at inception, June 5, 1996                        -               -            -                -               -
Net loss for the period
Issuance of founder shares                                -               -     2,642,500             264              528
Common stock issued                                       -               -     1,356,194             136              272
Common stock issued via private
placement                                                 -               -     1,366,667             137        1,024,863
                                                          -               -     ---------             ---        ---------

Balance, December 31, 1996                                -               -     5,365,361             537        1,025,663
Net loss for the year                                     -               -            -                -               -
Common stock issued via private
placement                                                 -               -     1,442,666             144        1,081,855
                                                          -               -     ---------             ---        ---------

Balance, December 31, 1997                                -               -     6,808,027             681        2,107,518
Net loss for the year
Amortization of Stock based                               -               -            -                -               -
Compensation                                              -               -            -                -           52,778
Common stock issued via private
placement                                                 -               -     1,416,667             142        1,062,358
Common stock issued for
services                                                  -               -       788,889              79          591,588
Common stock repurchased and
cancelled                                                 -               -      (836,792)             (84)        (96,916)
                                                          -               -     ---------             ----        --------

Balance, December 31, 1998                                -               -     8,176,791             818        3,717,326
Net loss for the year                                     -               -            -                -               -
Deferred Compensation - stock
options                                                   -               -            -                -            9,946
Amortization of Stock based
Compensation                                              -               -            -                -               -
Common stock issued for
services                                                  -               -            -                -        3,168,832
Common stock issued via private
placement                                                 -               -       346,667              34          259,966
                                                          -               -       -------              --          -------

Balance, December 31, 1999                                -               -     8,523,458             852        7,156,070
Net loss for the year                                     -               -            -                -               -
Amortization of Stock based
Compensation                                              -               -            -                -               -
Common stock issued                                       -               -     4,560,237             455          250,889
Other                                                     -               -            -                -              432
Preferred shares issued                            3,485,299            348            -                -        5,986,302
Preferred stock issued for
services                                             750,000             75            -                -        1,124,925
                                                     -------             --            -                -        ---------

Balance, December 31, 2000                         4,235,299            423    13,083,695           1,307       14,518,618
Net loss for the year                                     -               -            -                -               -
Deferred Compensation - stock
         Options                                          -               -            -                -           20,000
Amortization of Stock based
         Compensation                                     -               -            -                -               -
                                                          -               -            -                -               -

Balance, December 31, 2001                         4,235,299            423    13,083,695           1,307       14,538,618
Net loss for the year                                     -               -            -                -               -
Amortization of Stock based
Compensation                                              -               -            -                -               -
                                                          -               -            -                -               -

Balance, December 31, 2002                         4,235,299           $423    13,083,695          $1,307      $14,538,618




                                                                    F-5a


                                                                                    Deficit
                                                             Unamortized        Accumulated
                                                                Deferred         during the                  Total
                                                             Stock Based        Development          Stockholders'
                                                            Compensation              Stage                 Equity
                                                            ------------        -----------          -------------
Balance at inception, June 5, 1996                              -                      -                        -
Net loss for the year                                                           (404,005)                 (404,005)
Issuance of founder shares                                      -                      -                       792
Common stock issued                                             -                      -                       408
Common stock issued via private
placement                                                       -                      -                 1,025,000
                                                                -                      -                 ---------

Balance, December 31, 1996                                      -               (404,005)                  622,195
Net loss for the year                                           -               (894,505)                 (894,505)
Common stock issued via private
placement                                                       -                      -                 1,081,999
                                                                -                      -                 ---------

Balance, December 31, 1997                                      -             (1,298,510)                  809,689
Net loss for the year                                           -             (1,484,438)               (1,484,438)
Amortization of Stock based
Compensation                                                    -                      -                    52,778
Common stock issued                                                                                      1,062,500
Common stock issued for                                         -                      -                        -
services                                                                                                   591,667
Common Stock repurchased and cancelled                          -                      -                   (97,000)
                                                                -                      -                  --------

Balance, December 31, 1998                                      -             (2,782,948)                  935,196
Net loss for the year                                           -             (4,195,263)               (4,195,263)
Deferred Compensation - stock
options                                                    (9,946)                     -                         -
Amortization of Stock based
         Compensation                                       3,262                      -                     3,262
Common stock issued for
services                                                        -                      -                 3,168,832
Common stock issued via private
placement                                                       -                      -                   260,000
                                                                -                      -                   -------

Balance, December 31, 1999                                 (6,684)            (6,978,211)                  172,027
Net loss for the year                                                         (2,616,261)               (2,616,261)
Amortization of Stock based
         Compensation                                       4,197                                            4,197
Common stock issue                                              -                      -                   251,344
Other                                                           -                      -                       432
Preferred shares issued                                         -                      -                 5,986,650
Preferred stock issued for
services                                                        -                      -                 1,125,000
                                                                -                      -                 ---------

Balance, December 31, 2000                                 (2,487)            (9,594,472)                4,923,389
Net loss for the year                                           -             (1,432,046)               (1,432,046)
Deferred Compensation - stock
         options                                          (20,000)                     -                         -
Amortization of Stock based
         Compensation                                      22,155                      -                    22,155
                                                           ------                      -                    ------

Balance, December 31, 2001                                   (332)           (11,026,518)                3,513,498
Net loss for the year                                           -             (1,684,965)               (1,684,965)
Amortization of Stock based

Compensation                                                  332                      -                       332
                                                              ---                      -                       ---

Balance, December 31, 2002                                      -           ($12,711,483)               $1,828,865



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      F-5b

                         CALLISTO PHARMACEUTICALS, INC.
                          (A Development Stage Company)

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

                                                                                                        Deficit
                                        Preferred             Common                  Unamortized   Accumulated
                                            Stock              Stock     Additional      Deferred    during the          Total
                              Preferred       Par    Common      Par        Paid in   Stock Based   Development  Stockholders'
                                  Stock     Value     Stock    Value        Capital  Compensation         Stage         Equity
                               -------- ---------    ------   ------     ----------  ------------   -----------  -------------

Balance December 31, 2002      4,235,299   $423  13,083,695   $1,307    $14,538,618             - ($12,711,483)    $1,828,865

Net loss for the year                 -       -           -       -               -             -  (13,106,247)   (13,106,247)

Conversion of preferred
stock in connection
with the Merger              (4,235,299)   (423)  4,235,299      423              -             -            -              -

Common stock issued to
former Synergy
stockholders                          -           4,329,927      432      6,494,458             -             -     6,494,890

Common stock issued in
exchange for Webtronics
common stock                          -           1,503,173      150           (150)           -              -             -

Deferred Compensation -
stock options                         -                   -       -       9,313,953   (9,313,953)             -             -

Amortization of deferred
Stock based Compensation              -                   -       -               -    3,833,946              -     3,833,946

Private placement of
common stock, net                     -       -   2,776,666      278      3,803,096            -              -     3,803,374
                                      -       -   ---------      ---      ---------            -              -     ---------


Balance, December 31, 2003            -       -  25,928,760    2,590     34,149,975   (5,480,007)   (25,817,730)    2,854,828

Net loss for the period               -       -           -        -              -            -     (7,543,467)   (7,543,467)

Amortization of deferred
Stock-based compensation expense      -       -           -        -              -    3,084,473              -     3,084,473

Variable accounting for
stock options                         -       -           -        -       (816,865)           -              -      (816,865)

Stock-based compensation net
of forfeitures                        -       -           -        -        240,572       93,000              -       333,572

Common stock issued via
private placements, net               -       -   3,311,342      331      6,098,681            -              -     6,099,012

Warrant and stock-based
compensation for
services in connection
with the Merger                       -       -           -        -        269,826            -              -       269,826

Common stock returned from former
Synergy stockholders                  -       -     (90,000)      (9)      (159,083)           -              -      (159,092)

Common stock issued for
patent rights                         -       -      25,000        3         56,247            -              -        56,250

Common stock issued for services      -       -      44,000        7         70,833            -              -        70,840
                                    ---     ---  ----------   ------    -----------  -----------   -------------  -----------
Balance, December 31, 2004            -     $ -  29,219,102   $2,922    $39,910,187  ($2,302,534)  ($33,361,197)  $ 4,249,378
                                    ===     ===  ==========   ======    =========    ===========   =============  ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      F-5c

                         CALLISTO PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                    Period from
                                                                                                                   June 5, 1996
                                                                      Year ended December 31,                    (inception) to
                                                                    ---------------------------                    December 31,
                                                                      2004                2003                             2004
                                                                   ----------          ----------                --------------

Cash flows from operating activities:
Net loss                                                          $(7,543,467)      $(13,106,247)                 $(33,361,197)
Adjustments to reconcile net loss to net cash used in
  operating activities:
             Depreciation                                              27,632             27,755                        65,781
             Stock based compensation expense                       2,732,770          3,833,946                    11,351,272
             Purchased in-process research and
             development (non-cash portion)                               106,235          6,734,818                     6,841,053
Changes in operating assets and liabilities:

             Prepaid expenses                                           7,413            (24,188)                      (45,231)
             Security deposit                                         (19,216)           (62,980)                      (82,196)
             Accounts payable and accrued expenses                    (43,481)           581,008                       980,361
                                                                  -----------       ------------                  ------------
                   Total adjustments                                2,811,353         11,090,359                    1, 911,040
                                                                  -----------       ------------                  ------------
             Net cash used in operating activities                 (4,732,114)        (2,015,888)                  (14,250,157)
                                                                  -----------       ------------                  ------------
Cash flows from investing activities:
Acquisition of equipment                                                    -            (54,462)                      (84,637)
                                                                  -----------       ------------                  ------------
Net cash used in investing activities                                       -            (54,462)                      (84,637)
                                                                  -----------       ------------                  ------------
Cash flows from financing activities:
Net proceeds from issuance of common and
preferred stock, net of repurchases                                 6,099,012          3,803,374                    19,658,178
                                                                  -----------       ------------                  ------------
Net cash provided by financing activities                           6,099,012          3,803,374                    19,658,178
                                                                  -----------       ------------                  ------------
Net increase in cash and cash equivalents                           1,366,898          1,733,024                     5,323,384
Cash and cash equivalents at beginning of year                      3,956,486          2,223,462                             -
                                                                  -----------       ------------                  ------------
Cash and cash equivalents at end of year                           $5,323,384         $3,956,486                    $5,323,384
                                                                  ===========       ============                  ============

Supplementary disclosure of cash flow information:
Cash paid for taxes                                                    $2,921            $23,834                       $62,963
                                                                       ======            =======                       =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CALLISTO PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business overview:

Callisto Pharmaceuticals, Inc. ("Callisto") is a development stage biopharmaceutical company, whose primary focus is on biopharmaceutical product development. See footnote 4 for a complete description of Merger and consolidation. Since inception in June of 1996 our efforts have been principally devoted to research and development, securing and protecting our patents and raising capital. From inception through December 31, 2004, Callisto has sustained cumulative net losses of $33,361,197. Callisto's losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of our proposed products, stock based compensation expense, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees. From inception through December 31, 2004, Callisto has not generated any revenue from operations, expects to incur additional losses to perform further research and development activities and does not currently have any commercial biopharmaceutical products, and does not expect to have such for several years, if at all.

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

2. Basis of presentation:

The accompanying consolidated financial statements of Callisto which include its wholly owned subsidiaries: (1) Callisto Research Labs, LLC.(including its wholly owned but inactive subsidiary, Callisto Pharma, GmbH (Germany)) and (2) Synergy Pharmaceuticals Inc. ("Synergy" , including its wholly owned but inactive subsidiary IgX, Ltd (Ireland)), have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The results of operations of Synergy are included in the consolidated statement of operations for the twelve months ended December 31, 2004 and since May 1, 2003 in the period from June 5, 1996 (inception) to December 31, 2004 and for the twelve months ended December 31, 2003. All significant intercompany balances and transactions have been eliminated (see footnote 4).

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

Business concentrations and credit risks - All of Callisto's cash and cash equivalents as of December 31, 2004 are on deposit with two major money center financial institutions. Deposits at any point in time may exceed federally insured limits.

Accounting for stock based compensation - Callisto has adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation." As provided for by SFAS 123, Callisto has also elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25")." Accordingly, compensation expense has been recognized to the extent of employee or director services rendered based on the intrinsic value of stock options granted under the plans.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual (see below) and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Had compensation cost for stock options granted to employee and directors been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under SFAS 123, Callisto's net loss would have been as follows:

                                                       Years Ended December 31,
                                                       ------------------------
                                                           2004             2003
                                                           ----             ----

Net loss, as reported                               $(7,543,467)   $(13,106,247)

Add: Stock-based employee compensation expense
recorded under APB No. 25 intrinsic method            1,317,108       1,996,890

Deduct: Stock-based employee compensation
expense determined under Fair Value based method
for all employee awards                              (2,916,720)     (2,510,721)
                                                    -----------     -----------

Pro forma net loss                                  $(9,143,079)   $(13,620,078)
                                                   ============   =============

Net loss per share:
Basic and diluted -as reported                           $(0.26)         $(0.61)
                                                        =======         =======

Basic and diluted -pro forma                             $(0.32)         $(0.64)
                                                        =======         =======


Range of Fair Value per share for
options granted to employees                     $1.35 to $3.15   0.58 to $5.50

Black-Scholes Methodology Assumptions:

    Dividend yield                                            0%             0%
    Risk free interest rate                        2.87% to 4.0%  4.5% to 2.87%
    Expected lives of options                      7 to 10 years  7 to 10 years

Volatility of 0% was used until Callisto's common stock began to trade publicly on June 16, 2003. Since June 13, 2003 through December 31, 2004 Callisto has used 100% volatility to determine Fair Value of options granted to employees.

Net Loss per Share - Basic and diluted net loss per share is presented in conformity with SFAS No. 128, "Earnings per Share," for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares since the inclusion of issuable shares pursuant to the exercise of stock options and warrants, would have been antidilutive. As of December 31, 2004 and 2003, Callisto had 7,322,060 and 4,853,560 stock options outstanding, respectively. In addition Callisto had 758,995 common stock warrants outstanding as of December 31, 2004 and none as of December 31, 2003.

Research and development - Callisto does not currently have any commercial biopharmaceutical products, and does not expect to have such for several years, if at all and therefore, research and development costs are expensed as incurred. These include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of our proposed products, patent filing and maintenance expenses, purchase of in-process research and development, regulatory and scientific consulting fees as well as contract research and royalty payments to licensors, outside research suppliers, facilities and universities.

Government Grants - Callisto requests cash funding under approved grants as expenses are incurred (not in advance) and records the receipt as an offset to research and development expense. During 2004 Callisto had a research grant from the National Institutes of Health for studies on Atiprimod. This amount totaled $265,697 during the year ended December 31, 2004 and has been reported on our Consolidated Statements of Operations as a separate line item entitled "Government Grant".

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In December  2004,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004), "Share-Based Payment." SFAS No 123R is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. While Callisto cannot precisely determine the impact on net loss as a result of the adoption of SFAS No 123R, estimated compensation expense related to prior periods can be found above in this footnote.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets", which is effective for fiscal years beginning after June 15, 2005. SFAS 153 amends APB 29, "Accounting for Nonmonetary Transactions", which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29 included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this statement is not expected to have a material effect on our financial position or results of operations.

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

The merged companies are considered to be in the development stage. No revenues have been realized since inception and all activities have been concentrated in research and development of biopharmaceutical products not yet approved by the Food and Drug Administration. The fair value of the net shares issued to former Synergy shareholders in the Merger totaled $6,335,799 through December 31, 2004. The fair value per share of $1.50, used to determine this amount, was the value per share Callisto sold common stock in a private placement. The total consideration was allocated in full to the Synergy research and development projects which had not yet reached technological feasibility and having no alternative use was charged to purchased in-process research and development expense during the year ended December 31, 2003.

The results of operations of Synergy are included in the consolidated statement of operations for the twelve months ended December 31, 2004 and since May 1, 2003 in the period from June 5, 1996 (inception) to December 31, 2004 and for the twelve months ended December 31, 2003. The following combined pro forma results of operations for the year ended December 31, 2003 have been prepared as if the merger with Synergy had occurred at January 1, 2003.

Revenues                                                               $    -
Net loss                                                         ($13,513,820)
Net loss per common share - basic and diluted                           (0.58)
(23,296,920 common shares in 2003

In addition, Callisto assumed liabilities in excess of Synergy assets acquired at April 30, 2003 as follows:

Cash                                                              $     9,501
Accounts receivable                                                   258,928
Rent deposit                                                           44,746
Fixed assets                                                           38,343
                                                                       ------
Total assets acquired                                                 351,518
Accounts payable and other liabilities assumed                       (591,446)
                                                                     ---------

Net liabilities assumed in excess of assets acquired                 (239,928)
Fair value of shares issued to Synergy shareholders                (6,335,799)
                                                                   -----------

Total consideration paid by Callisto to acquire Synergy           $(6,575,727)
                                                                  ============

5. Stockholders' equity:

On April 19, 2004, Callisto sold and issued in a private placement to accredited investors an aggregate 2,151,109 shares of common stock at an issue price of $2.25 per share for aggregate gross proceeds of $4,839,995. We incurred fees and expenses aggregating $294,241 to various selling agents. In addition, we issued an aggregate 124,711 warrants to purchase common stock to such selling agents. The warrants are immediately exercisable at $2.48 per share and will expire five years after issuance.

In January 2004 Callisto recorded $209,076 of purchased in process research and development as a result of the issuance of 263,741 warrants to two Callisto shareholders, which warrants are immediately exercisable at $1.50 per share and will expire ten years after issuance; and $60,750 of stock-based compensation expense associated with shares of common stock issued to a shareholder for services performed.

From November 2003 through January 2004, Callisto sold and issued 3,905,432 shares of common stock at an issue price of $1.50 for aggregate gross proceeds of $5,858,148. Callisto incurred an aggregate of $501,516 in fees to various selling agents. In addition Callisto issued 31,467 shares of common stock and 370,543 warrants to purchase common stock to such selling agents. The warrants are immediately exercisable at $1.90 per share and will expire five years after issuance.

As of December 31, 2003 Callisto had closed on a portion of this transaction, specifically 2,776,666 shares of common stock at a price of $1.50 per share for aggregate gross proceeds of $4,164,999, less $361,625 incurred in fees to various selling agents. During January 2004, Callisto completed this private placement begun in late 2003 and issued 1,128,766 shares of common stock at an issue price of $1.50 for aggregate proceeds of $1,693,149, less $139,891 in fees to various selling agents.

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

During 2000, Callisto sold 2,252,441 shares of Series A convertible preferred stock at $1.70 per share and 1,232,858 shares of Series B convertible preferred stock at $1.75 per share. In addition, the Board of Directors authorized the issuance of 750,000 shares of Series C convertible preferred stock at $0.10 per share to an executive officer of Callisto. The net proceeds from the sale of these 4,235,299 shares of convertible preferred stock totaled $6,061,650. The holders of the convertible preferred stock had equal voting rights with the common stockholders, had certain liquidation preferences and were convertible at any time into shares of common stock at a ratio of one share of common stock for each share of convertible preferred stock at the election of the holder. Callisto recorded compensation expenses of approximately $1,050,000 related to the shares sold to the executive officer. During the second quarter of 2003, all of the convertible preferred stockholders converted their shares of preferred stock to common stock in connection with the Merger.

During 2000, Callisto also sold 4,526,903 shares of common stock at a purchase price of $0.05 per share to certain officers and directors of the company for services performed in the year 1999. Based on the most recent private placement of common stock during the fourth quarter of 1999, the value of these shares was determined to be $0.70 per share and Callisto recorded $3,168,832 as stock based compensation expense.

During 1998, as part of a settlement agreement between the founding partners of CSO Ventures, Inc. and Callisto, one of the founders of CSO sold 836,792 shares of common stock back to Callisto at a price of approximately $0.12 per share, for $97,000. Concurrently, Callisto entered into a stock purchase agreement with a private investor to sell him 766,667 shares of common stock at a price of $92,000 or $0.12 per share. The fair value of the common stock issued was determined to be $0.75 per share and Callisto recorded $483,000 of stock based compensation expense.

During the period from December 1996 to December 1999, Callisto completed the following private placements of its common stock:

                          Shares   Price Per Share                     Gross Proceeds
                      ----------   ---------------                     --------------
December 1996          1,366,667           $0.75                           $1,025,000
December 1997          1,442,667           $0.75                            1,081,999
October  1998          1,416,667           $0.75                            1,062,500
January  1999            146,667           $0.75                              110,000
December 1999            200,000           $0.75                              150,000
                      ----------           -----                           ----------
Total                  4,572,668                                           $3,429,499
                      ==========                                           ==========

6. Stock option plan:

In 1996, Callisto adopted an incentive and non-qualified stock option plan (the "Plan") for employees, consultants and outside directors to purchase up to 2,000,000 shares of common stock. The Plan was amended in December 2002 to increase the number of shares authorized under the Plan to 10,000,000. The option term for options granted under the Plan is ten years from date of grant and there were 6,822,778 option shares available for future grants as of December 31, 2004.

The Company recognizes deferred compensation expense for the intrinsic value of unvested stock options granted to employees. Deferred stock-based compensation is amortized to stock-based compensation expense over the vesting period of the stock option. During the twelve months ended December 31, 2004, 2003 and for the period from June 5, 1996 (inception) to December 31, 2004 Callisto recognized $2,732,770, $3,833,946 and $11,351,272, respectively, as stock-based compensation expense related to issuance of stock and stock options. At December 31, 2004, there was $2,302,534 remaining in unamortized deferred compensation.

The following represent options outstanding for the years since June 5, 1996 (inception) through December 31, 2004.

                                                          Number                 Exercise Price    Weighted Average
                                                         of Shares                  Per Share        Exercise Price
                                                         ---------               --------------    ----------------
Balance, June 5, 1996 (inception)                               0                       $0.00             $0.00

1996: Granted                                              66,668                       $0.75             $0.75
                                                       -----------              -------------             -----

Balance, December 31, 1996                                 66,668                       $0.75             $0.75

1997: Granted                                             166,668                       $0.75             $0.75
                                                       -----------              -------------             -----

Balance, December 31, 1997                                233,336                       $0.75             $0.75

1998: Granted                                             264,169                       $0.75             $0.75
                                                       -----------              -------------             -----

Balance, December 31, 1998                                497,505                       $0.75             $0.75

1999: Granted                                             633,334               $0.75 - $4.90             $1.92
                                                       -----------              -------------             -----

Balance, December 31, 1999                              1,130,839               $0.75 - $4.90             $1.41
                                                       -----------              -------------             -----

2000: Granted                                             815,666               $2.85 - $6.75             $3.83
Forfeitures                                               (15,000)                      $0.75             $0.75
                                                       -----------              -------------             -----

Balance, December 31, 2000                              1,931,505               $0.75 - $6.75             $2.44

2001: Granted                                             730,000               $1.25 - $6.50             $2.77
                                                       -----------              -------------             -----

Balance, December 31, 2001                              2,661,505               $0.75 - $6.75             $2.53

2002: Granted                                             330,000               $4.50 - $6.50             $5.50
                                                       -----------              -------------             -----

Balance, December 31, 2002                              2,991,505               $0.75 - $6.75             $2.86

2003: Granted                                           3,013,555               $1.10 - $2.50             $1.48
Forfeitures                                            (1,151,500)              $2.85 - $6.75             $4.51
                                                       -----------              -------------             -----

Balance, December 31, 2003                              4,853,560               $0.75 - $6.75             $1.61
                                                                                                          =====

2004: Granted                                           2,853,500               $1.50 - $3.60             $3.11
Forfeitures                                              (385,000)              $1.50 - $2.50             $1.66
                                                       -----------              -------------             -----

Balance, December 31, 2004                              7,322,060               $0.75 - $6.75             $2.19
                                                       ==========               =============             =====


Included in the balance at December 31, 2004 were 4,144,838 Non-Plan options, of which 2,356,338 were exercisable.

Options are exercisable as follows at December 31, 2004:


                                      Options Outstanding                               Options Exercisable
                          ------------------------------------------------        -------------------------------
                           Number       Weighted Average  Weighted Average         Number        Weighted Average
Exercise Price            of Shares      Remaining Life    Exercise Price         of Shares       Exercise Price
                          ---------     ----------------  ----------------        ---------      ----------------
$0.75 - $1.10             1,115,839         5.3 years         $   0.91            1,115,839         $   0.91
$1.25 - $1.75             2,603,555         8.2 years         $   1.44            1,626,888         $   1.40
$1.95 - $3.60             3,441,000         8.5 years         $   3.03              957,500         $   2.45
$4.90 - $6.75               161,666         5.4 years         $   5.32               61,666         $   6.00
All options:              ---------                                               ---------
$0.75 - $6.75             7,322,060         7.8 years         $   2.19            3,761,893         $   1.60
                          =========                                               =========

On April 26, 2004, Callisto's Board of Directors granted 100,000 stock options to Gabriele M. Cerrone, Chairman of the Board, in recognition of his efforts during the past year on behalf of the company. The stock options are immediately exercisable at $3.20 per share and stock-based compensation expense of $286,918 was recorded in connection with the grant, based on a Black-Scholes fair value of $2.87 per share.

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

7. Income taxes:

At December 31, 2004, Callisto had available Federal net operating tax loss carry forwards of approximately $16,000,000 expiring through 2024 to offset future taxable income. The net deferred tax asset has been fully offset by a valuation allowance due to uncertainties regarding realization of benefits from these future tax deductions. As a result of the change in control provisions of Internal Revenue Code Section 382, a significant portion of these net operating loss carry forwards may be subject to limitation on future utilization.

During the years ended December 31, 2004 and 2003, Synergy sold certain New Jersey State tax loss carry forwards under a state economic development program for cash of approximately $233,000 and $222,000 respectively. The proceeds of economic development funds have and will be used to support research and development activities in New Jersey. This state tax benefit was recorded as Other Income during the fourth quarter ended December 31, 2004 and 2003.

8. Commitments and contingencies:

License agreements:

On August 12, 2004, Callisto entered into a world-wide license agreement with The University of Texas M. D. Anderson Cancer Center to research, develop, sell and commercially exploit the patent rights for Annamycin, an anthacycline cancer drug for leukemia therapy. Consideration paid for this license amounted to $31,497 for reimbursement of out-of-pocket costs for filing, enforcing and maintaining the Annamycin patent rights and a $100,000 initial license fee. Annamycin has not yet reached technological feasibility and having no alternative use, these costs were recorded as research and development expense. Callisto also agreed to pay The University of Texas M. D. Anderson Cancer Center royalties based on net sales from any licensed products, plus aggregate milestone payments of up to $750,000 based upon achieving certain regulatory submissions and approvals. The term of the agreement is the life of the underlying patent rights.

On February 24, 2004, Callisto entered into an agreement with Houston Pharmaceuticals, Inc. ("HPI"), a privately held company, to acquire the rights to two key patents covering a novel cancer platform technology. Callisto issued to HPI 25,000 shares of common stock at a fair value of $56,250 and reimbursed HPI approximately $103,500 for various costs and expenses. The total consideration of $159,750 was allocated in full to the HPI patent rights, which have not yet reached technological feasibility, and having no alternative use, was accounted for as purchased in-process research and development expense during the quarter ended March 31, 2004. The fair value of the common stock issued to HPI was $2.25, based on the price per share paid in the April 2004 private placement, which closed on April 19, 2004.

In addition, Callisto granted to HPI 1,170,000 performance based stock options, exercisable at $3.50 per share, which vest upon the achievement of certain milestones. If the milestones are achieved, Callisto will record additional purchased in-process research and development expense based upon the fair value of the options at that time. Callisto also agreed to pay HPI royalties of 2% on net sales from any products resulting from commercializing the patents.

On August 28, 2002, Synergy entered into a worldwide license agreement with AnorMED, Inc. ("AnorMED") to research, develop, sell and commercially exploit the Atiprimod patent rights. The license agreement provides for aggregate milestone payments of up to $14 million based upon achieving certain regulatory submissions and approvals for an initial indication, and additional payments of up to $16 million for each additional indication based on achieving certain regulatory submissions and approvals. In addition the agreement requires Synergy to pay AnorMED royalties on net sales. Commencing on January 1, 2004 and on January 1 of each subsequent year Synergy is obligated to pay AnorMED a maintenance fee of $200,000 until the first commercial sale of the product. The first of these annual maintenance fee payments under this agreement was made on January 22, 2004 and was recorded as research and development expense in 2004. The agreement will terminate upon expiration of the last to expire of any patents included in the licensed patents as defined in the agreement.

On July 25, 2001, Callisto entered into a license agreement to research, develop, sell and commercially exploit certain Rockefeller University licensed patents covering peptides and antibodies useful in treating toxic shock syndrome and septic shock. Callisto will pay Rockefeller a $7,500 annual maintenance fee until the first commercial sale of the product, plus royalties of 2% and 0.75% of net sales of product as defined in the agreement and will pay Rockefeller 15% of any sublicense fee paid by sublicensees. The agreement will terminate upon the later of (a) expiration of the last to expire or become abandoned patent right or (b) 20 years after the effective date of the agreement. During the twelve months ended December 31, 2004 and 2003 Callisto made no payments to Rockefeller University. Prior to 2003 $7,500 in total payments had been made under this agreement

Employment and Consulting Agreements:

On December 27, 2004, Callisto entered into a consulting agreement (the "Agreement") with Gabriele M. Cerrone, Callisto's Chairman of the Board (the "Consultant"). The duties of the Consultant and the obligations of Callisto to pay compensation commenced on January 10, 2005 (the "Start Date"). The duties of the Consultant pursuant to the Agreement will consist of business development, strategic planning, capital markets and corporate financing consulting advice. The term of the Agreement will commence upon the Start Date and continue until December 31, 2006 with automatic renewal for successive one year periods unless either party gives notice to the other not to renew the Agreement. No compensation expense was recorded during the year ended December 31, 2004.

Callisto will pay Consultant the annual sum of $205,000 (the "Base Compensation") at the rate of $17,083.33 per month commencing on the Start Date. In addition, Consultant was granted 375,000 ten year non-qualified stock options at an exercise price of $1.70 per share. One half of such options vest on each of the first two anniversaries of the date of the Agreement. Stock-based compensation expense associated with these option grants will be recorded based on an initial Black-Scholes Fair Value of $1.52 per share and marked to market quarterly from January 10, 2005 until the measurement date is known. The measurement date in this case will be the earlier of the second anniversary of the agreement or the accelerated vesting date if Mr. Cerrrone is terminated without cause or good reason.

In the event the Agreement is terminated without cause or for good reason, the Consultant will receive a cash payment equal to the aggregate amount of Base Compensation for the then remaining term of the Agreement and all unvested stock options will immediately vest and the exercise period of such options will be extended to the later of the longest period permitted by Callisto's stock option plans or ten years following termination. In the event a change of control of Callisto occurs, Consultant shall be entitled to such compensation upon the subsequent termination of the Agreement within two years of the change in control unless such termination is the result of the Consultant's death, disability or retirement or the Consultant's termination for cause.

On December 22, 2004 the Board of Directors of Callisto, acting upon advice of its Compensation Committee, awarded Mr. Cerrone a cash bonus of $200,000 in recognition of his contributions to the Company including negotiation and acquisition of certain intellectual property licenses during 2004. Accordingly this bonus was charged to research and development expense during 2004.

On August 12, 2004, in connection with the Annamycin license, Callisto entered into a consulting agreement with Roman Perez-Soler, M.D., for a term concurrent with the Annamycin license agreement. In connection therewith Dr. Perez-Soler agreed to be appointed to the Company's Scientific Advisory Board. As consideration for consulting and advisory services Dr. Perez-Soler shall receive a $30,000 per year consulting fee and, 44,000 shares of restricted common stock. These shares were recorded as stock based compensation expense during the 12 months ended December 31, 2004 for a total of $70,840 based on the closing stock price of $1.61 on August 23, 2004. In addition, Callisto granted to Dr. Perez-Soler an option to purchase 468,500 shares of common stock at an exercise price of $3.00 per share. The option shares vest upon achievement of specific milestones related to future development of Annamycin, at which time stock-based compensation expense will be recorded based upon the fair value of the options at that time.

On April 6, 2004, Kunwar Shailubhai, Ph.D. entered into an employment agreement with Synergy in which he agreed to serve as Senior Vice President, Drug Discovery. Dr. Shailubhai's employment agreement is for a term of 12 months beginning April 6, 2004 and is automatically renewable for successive one year periods at the end of the term. Dr. Shailubhai's salary is $150,000 per year and he is eligible to receive a cash bonus of up to 15% of his salary per year. Dr. Shailubhai received a grant of 100,000 stock options which are exercisable at $1.50 per share. 50,000 of such stock options vest in June 2004 and the remainder vest in December 2004.

Callisto previously had an employment agreement dated June 13, 2003 with Kunwar Shailubhai, Ph.D. to serve as Executive Vice President and Head of Research and Development for a term of 18 months beginning June 13, 2003. Dr. Shailubhai's salary was $170,000 per year and he was eligible to receive a cash bonus of up to 15% of his salary per year. In connection with his employment agreement, Dr. Shailubhai received a grant of 25,000 stock options which were fully vested and have an exercise price of $1.50 per share. Dr. Shailubhai also received a grant of 325,000 stock options which were to have vested over a three year period and were exercisable at $1.50 per share. This employment agreement was terminated on April 6, 2004 and unvested options were forfeited.

The new grant of 100,000 options will be subject to variable accounting because it was deemed that his agreement was a continuation of employment with a wholly owned subsidiary of Callisto. The unamortized deferred compensation cost associated with the 225,000 cancelled options of $706,813 as of the date of cancellation, was charged to stock-based compensation expense during the quarter ended June 30, 2004. The remaining deferred balance, based on the original intrinsic value, associated with the remaining 100,000 options of $314,139, was expensed over the vesting period of the new grant (e.g. April 7, 2004 through December 31, 2004).

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

On September 23, 2003, Callisto entered into an employment agreement with Donald
H. Picker, Ph.D., to serve as Vice President, Drug Development. The employment agreement is for a term of 18 months beginning September 23, 2003 and is automatically renewable for successive one year periods at the end of the term. Dr. Picker's salary is $175,000 per year and he is eligible to receive a cash bonus of up to $45,000 per year upon the achievement of certain performance milestones. In connection with his employment agreement, Dr. Picker received a grant of 325,000 stock options which vest over a three year period and are exercisable at $1.50 per share. On April 6, 2004 the employment agreement of Donald H. Picker, Callisto's Executive Vice President, R&D was amended. Dr, Picker's salary was increased from $175,000 to $200,000 per year and certain milestones were added upon which cash bonuses of up to $92,500 over a 12 month period may be paid. During the twelve months ended December 31, 2004, Dr. Picker was paid a bonus $37,500 based on certain milestones he achieved during 2004. The balance of the annual bonus Dr. Picked is eligible to receive will be paid only if and when certain other milestones are reached.

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

Calisto has various consulting agreements with members of its scientific advisory board to provide services. Fees are based and paid on services provided.

Lease agreements:

On August 20, 2003, Callisto entered into a five year lease for its corporate headquarters in New York City with an approximate rent of $100,000 annually through August 2008. On June 7, 2004 Callisto extended its lease for its corporate headquarters in New York City three additional years through June 30, 2011, and increased its space. This increased average annual rent to approximately $150,000. On November 4, 2003, Synergy entered a two year lease for laboratory space in New Jersey, principally to support combined Callisto and Synergy research efforts, with an approximate rent of $50,000 annually through November 2005. During the years ended December 31, 2004 and 2003 and for the period from June 5, 1996 (inception) to December 31, 2004, total rent expense was $217,297, $67,261 and $404,579, respectively. Total annual commitments under these leases for each of the twelve months ended December 31, are as follows:

                               2005                193,552
                               2006                148,553
                               2007                151,524
                               2008                154,555
                               2009                157,646
                               2010                160,799
                               2011                 81,464

                               Total            $1,048,093
                               =====            ==========


Other:

In April 2003 Callisto settled legal fees totaling approximately $352,000, accrued as of December 31, 2002, for approximately $100,000. The balance was reversed into general and administrative expense in the second quarter of 2003.

9. Property and equipment:

Equipment consists of laboratory, testing and computer equipment and furniture and fixtures consists of office furniture, both stated at cost, with useful lives ranging from 2-4 years, depreciated on a straight line basis. Depreciation expense for the years ended December 31, 2004 and 2003 and from June 5, 1996 (inception) to December 31, 2004 was $27,632, $27,755, and $65,781,
respectively.

                                                     DECEMBER 31, 2004

Equipment                                                  $46,294
Furniture and fixtures                                      38,343
Less - Accumulated depreciation                            (65,781)
                                                           -------

Property and equipment, net                                $18,856
                                                           =======

10. Subsequent event:

On March 9, 2005 Callisto completed a private placement of an aggregate 1,985,791 shares of its common stock at a per share price of $1.52, for aggregate gross proceeds of approximately $3.02 million. The financing was led by certain current institutional shareholders and included certain members of the Callisto's management; therefore no selling agent fees were incurred. Callisto has agreed to file a registration statement covering resale of the shares within 30 days of closing.

Had this private placement been completed on December 31, 2004 pro forma selected balance sheet items would have been as follows:

                                           As reported              Pro forma
                                              2004                     2004
                                           -----------             ----------

Cash and cash equivalents                  $5,323,384              $8,343,384

Stockholders' equity                       $4,249,278              $7,269,278

Common shares outstanding                  29,219,102              31,218,102

                                Index to Exhibits

          Exhibit
          Number        Description
          -------       -----------

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

            3.2         Bylaws (4)

            4.1         1996 Incentive and Non-Qualified Stock Option Plan (5)

            4.2 Form of Warrant to purchase shares of common stock issued in connection with the sale of common stock (6)

            10.1 Employment Agreement dated June 13, 2003 by and between Callisto Pharmaceuticals, Inc. and Gary S. Jacob (7)*

            10.2 Employment Agreement dated April 6, 2004 by and between Synergy Pharmaceuticals Inc. and Kunwar Shailubhai (8)*

            10.3 Employment Agreement dated June 13, 2003 by and between Callisto Pharmaceuticals, Inc. and Donald H. Picker (9)*

            10.4 Amendment to Employment Agreement dated April 6, 2004 by and between Callisto Pharmaceuticals, Inc. and Donald H. Picker (10)*

            10.5 License Agreement dated as of August 28, 2002 by and between Synergy Pharmaceuticals Inc. and AnorMED Inc.
                        (11)**

            10.6 Employment Agreement dated January 15, 2004 by and between Callisto Pharmaceuticals, Inc and Bernard Denoyer (12)*

            10.7 Form of Registration Rights Agreement dated as of January 21, 2004 by and among the Registrant and the Purchasers set fourth on the signature page thereto (13)

            10.8 Common Stock Purchase Agreement dated as of April 19, 2004, by and between Callisto Pharmaceuticals, Inc. and the Purchasers set forth on Exhibit A thereto. (14)

            10.9 Patent and Technology License Agreement dated August 12, 2004 by and between The Board of Regents of the University of Texas System, on behalf of The University of Texas M. D. Anderson Cancer Center and Callisto Pharmaceuticals, Inc. (15)**

            10.10 Consulting Agreement dated as of December 27, 2004 between the Registrant and Gabriele M. Cerrone. *

            10.11 Common Stock Purchase Agreement dated as of March 9, 2005 by and between Callisto Pharmaceuticals, Inc. and the Purchasers set forth on Exhibit A thereto. (16)

            14          Code of Business Conduct and Ethics (17)

            22          List of Subsidiaries

            23          Consent of BDO Seidman, LLP

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

(1) Incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K filed on March 19, 2003.

(2) Incorporated by reference to Exhibit 2.2 filed with the Company's Current Report on Form 8-K filed on April 30, 2003.

(3) Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K filed on May 28, 2003.

(4) Incorporated by reference to Exhibit 99.2 filed with the Company's Current Report on Form 8-K filed on May 28, 2003.

(5) Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on May 15, 2003.

(6) Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on January 28, 2004.

(7) Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 10-QSB filed on August 20, 2003.

(8) Incorporated by reference to Exhibit 10.2 filed with the Company's Annual Report on Form 10-KSB on April 14, 2004.

(9) Incorporated by reference to Exhibit 10.3 filed with the Company's Current Report on Form 10-QSB filed on November 14, 2003.

(10) Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report on Form 10-KSB filed on April 14, 2004.

(11) Incorporated by reference to Exhibit 10.4 filed with the Company's Current Report on Form 10-QSB filed on November 14, 2003.

(12) Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report on Form 10-KSB on April 14, 2004.

(13) Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on January 28, 2004.

(14) Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on April 19, 2004.

(15) Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on September 7, 2004.

(16) Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on March 5, 2005.

(17) Incorporated by reference to Exhibit 14 filed with the Company's Annual Report on Form 10-KSB filed on April 14, 2004.