Form 10-K/A
period 2004-12-31
CALLISTO PHARMACEUTICALS INC
filed 2005-06-06
CIK 1142380

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

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


       Title of each class       Name of each exchange on which registered
       -------------------------------------------------------------------
       Common Stock, $.0001 par value              American Stock Exchange

         Securities registered under Section 12(g) of the Exchange Act:


                                 Title of class
                                 --------------
                                      None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). | | Yes |X| No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004, based on the closing sale price on such date, was $45,660,790.

As of March 24, 2005 the registrant had a total of 31,228,893 shares of Common Stock outstanding.

                                EXPLANATORY NOTE

This Form 10-K/A to our Annual Report on Form 10-KSB for the year ended December 31, 2004 is being filed for the purposes of responding to comments received by us from the Staff of the Securities and Exchange Commission. This Amendment speaks as of the original filing date of our Annual Report on Form 10-KSB and has not been updated to reflect events occurring subsequent to the original filing date.

                         CALLISTO PHARMACEUTICALS, INC.

                                    FORM 10-K

                                      INDEX

PART I                                                                      PAGE
                                                                            ----

Item 1.           Business                                                    3

Item 2.           Properties                                                 18

Item 3.           Legal Proceedings                                          18

Item 4.           Submission of Matters to a Vote of                         18
                  Security Holders

PART II

Item 5.           Market for Common Equity and Related                       18
                  Stockholder Matters

Item 6.           Selected Financial Data                                    19

Item 7.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations           19

Item 7A.          Quantitative and Qualitative Disclosures About
                  Market Risk                                                25

Item 8.           Financial Statements                                       25

Item 9.           Changes in and Disagreements with Accountants
                  On Accounting and Financial Disclosure                     25

Item 9A.          Controls and Procedures                                    25

PART III

Item 10.          Directors and Executive Officers of
                  the Registrant                                             26

Item 11.          Executive Compensation                                     30

Item 12.          Security Ownership of Certain
                  Beneficial Owners and Management                           33

Item 13.          Certain Relationships and Related Transactions             34

Item 14.          Principal Accountant Fees and Services                     35

PART IV

Item 15.          Exhibits                                                   35

                  Signatures                                                 38

                                     PART I

This Form 10-K/A contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are characterized by future or conditional verbs and include, but are not limited to, statements regarding the results of product development efforts, clinical trials and applications for marketing approval of pharmaceutical products, and the scope and success of future operations. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed under "Risk Factors" and elsewhere in this Form 10-K/A for the year ended December 31, 2004, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change.

ITEM 1.  BUSINESS.

Callisto Pharmaceuticals, Inc. is referred to throughout this report as "Callisto," "we" or "us."

We are a biopharmaceutical company focused on the development of drugs to treat relapsed (failure of prior therapy) acute leukemia, multiple myeloma (an incurable blood cancer that invades and proliferates in bone marrow), other cancers and osteolytic bone disease (bone disease caused by white blood cells). Our lead drug candidate, Annamycin, a drug from the anthracycline family (chemotherapy drugs which are also antibiotics), earlier completed a Phase I/IIa trial in leukemia patients with residual leukemic cells (refractory) in their bodies. Annamycin, originally developed by scientists at The University of Texas M.D. Anderson Cancer Center to address the clinical limitations associated with anthracycline drugs such as Adriamycin (doxorubicin) to treat cancer, is planned to begin a trial at The University of Texas M.D. Anderson Cancer Center in adult relapsed acute lymphocytic leukemia (ALL) patients in mid-2005 which will include an initial evaluation of a small number of patients (2 cohorts totaling approximately 6 patients) in a Phase I/IIa trial that will be rolled into a larger Phase IIb trial. We also expect to commence two additional trials of Annamycin in 2005, a single agent trial in pediatric relapsed ALL patients and in combination with Ara-C (cytosine arabinoside) in relapsed acute myeloid leukemia (AML) patients.

Our second drug candidate, Atiprimod, is an orally available drug with antiproliferative and antiangiogenic activity. Atiprimod commenced a Phase I/IIa clinical trial in relapsed multiple myeloma patients on May 26, 2004. These are patients that no longer respond to chemotherapy, and are in advanced stages of the disease. The Phase I/IIa clinical trial is currently being enrolled at four sites, The University of Texas M.D. Anderson Cancer Center (Houston, TX), the Dana-Farber Cancer Institute (Boston, MA), the St. Vincent's Comprehensive Cancer Center (New York, NY) and the Roswell Park Cancer Institute (Buffalo,
NY).

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

On March 15, 2005 we announced a second Phase I/IIa clinical trial of Atiprimod in advanced cancer patients. The new trial is entitled: "An Open Label Study of the Safety and Efficacy of Atiprimod Treatment for Patients with Advanced Cancer". An open label trial is a trial where the physicians and patients are aware of the amount of drug each patient receives. The trial protocol received institutional review board, or IRB, approval on February 22, 2005 at The University of Texas M.D. Anderson Cancer Center. Site initiation was completed on March 3, 2005, and patient screening and dosing is anticipated to begin in April, 2005.

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

PRECLINICAL STUDIES

Nonclinical studies have shown that Annamycin encapsulated in a lipid preparation (liposomal) is effective against several different in vivo tumor models (animal experiments), including human tumors which are resistant to other chemotherapy drugs, grafted into animals. Additionally, results from in vitro studies (cell culture experiments) indicate that liposomal Annmycin and free Annamycin were able to partially overcome tumor resistance to chemotherapy drugs in several tumor cell lines, that were resistant to other drugs such as doxorubicin. In nonclinical toxicity studies, myelosuppression or suppression of the body's immune response, was noted in mice at a single intravenous dose of
15.7 mg/kg liposomal Annamycin. With weekly intravenous doses of 5.2 mg/kg liposomal Annamycin for 6 weeks, or 3.1 and 4.2 mg/kg liposomal Annamycin for 10 weeks in mice, the cardiotoxicity (toxicity to heart tissue) of liposomal Annamycin was substantially less than an equivalent dose of doxorubicin. In dogs, a single 15-minute intravenous infusion of up to 1.42 mg/kg liposomal Annamycin was well tolerated, with no clinically significant adverse effects, hematological or chemical changes, or pathological changes.

COMPLETED CLINICAL STUDIES

Annamycin was evaluated previously by Aronex Pharmaceuticals, Inc. in 3 clinical trials: 1) a Phase I clinical trial in 36 patients with relapsed solid tumors,
2) a Phase II clinical trial in 13 patients with doxorubicin-resistant breast cancer, and 3) a Phase I/IIa trial in 20 patients with relapsed/refractory AML and ALL. In the initial Phase I study, liposomal Annamycin was administered by a single 1- to 2-h intravenous infusion at 3-week intervals. Thirty-six patients with relapsed solid tumors were treated and 109 treatment courses were administered at doses ranging from 3 to 240 mg/m2. No cardiotoxicity was seen on biopsy of heart tissue of four patients studied. The maximum tolerated dose
(MTD) for liposomal Annamycin in solid tumor patients was found to be 190 mg/m2. A second Phase II study of liposomal Annamycin was performed in 13 women with doxorubicin-resistant breast cancer. The median number of prior chemotherapy regimes was two, and six patients had two or more organ sites of involvement. Liposomal Annamycin was administered at 190-250 mg/m2 as a single i.v. infusion over 1-2 h every 3 weeks. Of the 13 patients, 12 had clear deterioration and new tumor growth after one or two courses.

The potential of a less cardiotoxic drug that was active against multi-drug resistant tumors led to a third trial in relapsed leukemia patients (both AML and ALL). The trial involved 20 patients with relapsed/refractory AML (n=17) or ALL (n=3). Annamycin was infused at a starting dose of 190 mg/m2/day x 3 days with escalation to 230, 280, and 350 mg/m2/day x 3 days. Notably, this dosing regime gave cumulative dosages that were 4 to 5-fold greater than was achieved in solid tumor patients. Annamycin was generally well tolerated with no observed cardiotoxicity. The MTD was determined at 280 mg/m2/day x 3 days with grade 3/4 hepatotoxicity, or liver toxicity, and mucositis, or inflammation and lesions of the oral mucosa, observed at the highest dose levels. Of the 20 treated patients, two achieved complete remission (1 AML at 280 mg/m2/day x 3 days who had failed prior induction therapy, and 1 ALL at 350 mg/m2/day x 3 days). Importantly, fifty percent of all patients cleared their immature white blood cells, or blasts circulating in their blood stream and 43% cleared the blasts in their bone marrow. The conclusions drawn from the trial were that liposomal Annamycin was safe, well tolerated and showed clinical activity in patients with acute leukemias, and that further evaluation of this novel anthracycline in patients with hematopoietic, or blood borne, malignancies was clearly warranted.

DEVELOPMENT STRATEGY

We expect to commence a trial of liposomal Annamycin in adult relapsed ALL patients at The University of Texas M.D. Anderson Cancer Center in mid-2005 which will include an initial evaluation of a small number of patients (2 cohorts totaling approximately 6 patients) in a Phase I/IIa trial that will be rolled into a larger Phase IIb trial. The clinical trial protocol was submitted to the institutional review board for approval in February 2005. We also expect to commence two additional trials with liposomal Annamycin in 2005, a single agent trial of liposomal Annamycin in pediatric relapsed ALL patients, and a combination trial of liposomal Annamycin in combination with Ara-C in adult relapsed AML patients.

MANUFACTURING

An improved manufacturing method for Annamycin has been developed at Antibioticos S.p.A., our commercial supplier of GMP ("Good Manufacturing Practice") drug substance. GMP material is currently being produced in sufficient quantity for all three anticipated trials outlined in the development strategy section. The analytical methods developed previously have been successfully transferred, and are in the process of being validated by Quantitative Technologies, Inc., our analytical contract research organization, or CRO, for Annamycin development work. The final lyophilized GMP formulated drug product is being manufactured by Pharmaceutical Services, Inc., who previously produced final product for the earlier clinical trials. Currently, Antibioticos S.p.A. is our sole supplier of Annamycin for our clinical trials. Our agreement with Antibioticos provides that Antibioticos will provide 400 grams of GMP drug substance for our Annamycin clinical trials. Upon the conclusion of our Phase IIb clinical trials, the agreement provides that the parties will negotiate in good faith towards a commercial supply agreement for Annamycin.

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

PRECLINICAL STUDIES

Atiprimod's specific ability to lower the level of key growth factors, known to play an important role in the development of multiple myeloma, is the basis for its potential use as a drug to treat this disease. Atiprimod was previously shown to inhibit the production of the pro-inflammatory mediators IL-6 and TNF(alpha) in a number of animal models of inflammation and autoimmune disease. Atiprimod was also demonstrated using in vitro models of chemical cell signaling to inhibit proliferation of a number of human multiple myeloma cell lines. Characterization of the mechanism of Atiprimod's antiproliferative activity in a series of experiments showed that the drug works by inducing apoptosis (programmed cell death) in myeloma cells. In a second series of experiments performed with Atiprimod on co-cultures composed of multiple myeloma cells plus bone marrow stromal cells (used to simulate the human disease), the drug was found to have a profound effect on secretion of the angiogenic (blood vessel related) growth factor VEGF. A separate set of experiments also suggest an additional explanation for the disease-modifying activity of Atiprimod originally observed in chemically-induced arthritic-rat animal studies, and provide a further rationale for the application of this drug to treat multiple myeloma. Using a bone resorption assay (bone degradation experiment) to measure the effect of drug on osteoclast-mediated bone resorption, Atiprimod demonstrated a profound effect on osteoclast, or white blood cell, function. The drug appears to be selectively toxic for activated osteoclasts, displaying a negligible effect on bone marrow stromal cells.

COMPLETED CLINICAL STUDIES

Atiprimod successfully completed single and multiple dose Phase I clinical trials in patients with rheumatoid arthritis (RA). In the initial Phase I study, 28 patients were given single escalating doses of drug (0.002 - 1.0 mg/kg), with a 4-month follow-up. Atiprimod was well tolerated, displaying no clinically relevant changes in any laboratory parameters. In particular, liver function tests remained in the normal range. The second Phase I study involved a 28-day multiple-dose-rising study in 35 RA patients. The study evaluated the effect of food on bioavailability, or the concentration of drug in the body, as well as the safety and pharmacokinetics of repeat dosing. Dosages included 0.1, 1.0, 5.0, and 10 mg/day plus a 14-day cohort at 30 mg/day, with 4-month follow-up. All doses were well tolerated and clinical tests were unremarkable. Significantly, reductions in tender and swollen joint counts were noted in a number of subjects during the course of the dosing period. Individuals from the two Phase I safety studies were also involved in a Phase I open-label extension trial. Forty-three patients entered the study and remained on the drug as long as 12 months. Clinical laboratory results for all patients were unremarkable, in particular liver enzyme levels remained within the normal range in all patients throughout the study period.

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

On March 15, 2005 we announced a second Phase I/IIa clinical trial of Atiprimod in advanced cancer patients. The new trial is entitled: "An Open Label Study of the Safety and Efficacy of Atiprimod Treatment for Patients with Advanced Cancer." The primary objective is to assess the safety and determine the maximum tolerated dose of Atiprimod in advanced cancer patients. The secondary objectives are to measure the pharmacokinetics of Atiprimod and evaluate the response in a variety of relapsed solid tumors and hematological malignancies. The trial protocol received IRB approval on February 22, 2005 at The University of Texas M.D. Anderson Cancer Center with Dr. Razelle Kurzrock as the Principal Investigator. Site initiation was completed on March 3, 2005, and patient screening and dosing is anticipated to begin in April, 2005. The duration of this study is expected to depend on the enrollment rate, how well the drug is tolerated and on drug response.

MANUFACTURING

A practical, efficient and cost effective method for producing Atiprimod on a commercial scale was originally developed by SKB. In the course of this work, a new dimaleate salt form was developed. A portion of the 7 kilos of Atiprimod drug substance, available from SKB, was used as the source for generating the Atiprimod dimaleate drug product presently being used in the Phase I/IIa clinical study. Several lots of drug substance were re-qualified to meet current FDA approved release specifications. The full package of fully validated analytical methods developed by SKB was transferred to a contract research organization used by us to perform all analytical tests. One large-scale GMP production run of Atiprimod dimaleate led to the successful release of 10 Kg of material available for future Phase II clinical studies. We plan to enter into a supply contract for Atiprimod with a commercial supplier by the end of 2005.

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

SITE DIRECTED INTERCALATION TECHNOLOGY

On February 24, 2004, we entered into an agreement with Houston Pharmaceuticals, Inc. ("HPI") to sublicense the rights to a key patent covering a technology platform for site-directed DNA intercalation and we acquired the rights to a patent covering new anthracycline analogs.

The lead inventor on both patents, Dr. Waldemar Priebe, a Professor of Medicinal Chemistry at The University of Texas M.D. Anderson Cancer Center, is an expert in the synthesis of novel anti-cancer compounds. The first patent covers a technology platform for site-directed DNA intercalation, or a compound's ability to insert between the base pairs in DNA. This approach to target intercalator drug candidates to new sites on DNA can potentially provide a new way to attack cancer targets not achievable with older technologies. The second patent covers new anthacycline analogs with increased potency and reduced toxicity. The site-directed intercalation technology is exemplified by the identification of a lead drug candidate, WP760, for melanoma that shows remarkable selectivity for human melanoma cancer cell lines. WP760 is presently being pre-clinically evaluated as a potential drug to treat melanoma.

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

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of salaries and other personnel-related expenses, facilities costs, laboratory supplies, license fees and patent legal costs. Research and development expenses were $2,817,387 for the year ended December 31, 2004, compared to $1,369,985 for the year ended December 31, 2003 and $491,430 for the year ended December 31, 2002. We expect our research and development expenses to increase in 2005 as our products move into more expensive later stages of development.

On October 7, 2003 we were awarded a $265,697 Small Business Technology Transfer Research grant from the National Institutes of Health for studies on Atiprimod. The Principal and Co-Principal Investigators of the grant entitled "Atiprimod to Treat Multiple Myeloma and Bone Resorption" are Dr. Gary S. Jacob, our Chief Executive Officer, and Dr. Kenneth C. Anderson, Director of the Jerome Lipper Multiple Myeloma Center of the Dana-Farber Cancer Institute, respectively. The studies, which began in early 2004 and were completed in November 2004, utilized unique in vitro and in vivo methods and animal models at the Dana-Farber Cancer Institute and at our in-house laboratory facilities to explore Atiprimod's pharmacological activity and mechanism of action. Funding for the total amount of this grant was received during 2004 as expenses were incurred and $265,697 has been reported on our Consolidated Statements of Operations as a separate line item entitled "Government Grant".

PROPRIETARY RIGHTS

We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret. Accordingly, patents or other proprietary rights are an essential element of our business. We are the assignee or exclusive licensee of three pending patent applications and 12 issued patents in the United States, and in most cases corresponding patents/applications in foreign countries that we have deemed desirable. We seek patent protection of inventions originating from our ongoing research and development activities that are commercially important to our business. Our composition of matter patents for liposomal Annamycin and Atiprimod expire in 2008 and 2009, respectively. Our formulation patents for liposomal Annamycin and Atiprimod expire in 2019 and 2018, respectively.

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

LICENSE AGREEMENTS

On August 12, 2004, we entered into a world-wide license agreement with The University of Texas M. D. Anderson Cancer Center to research, develop, sell and commercially exploit the patent rights for Annamycin. Consideration paid for this license amounted to $31,497 for reimbursement of out-of-pocket costs for filing, enforcing and maintaining the Annamycin patent rights and a $100,000 initial license fee. We also agreed to pay The University of Texas M. D. Anderson Cancer Center royalties based on net sales from any licensed products, plus aggregate milestone payments of up to $750,000 based upon achieving certain regulatory submissions and approvals. The term of the agreement is from August 12, 2004 until November 2, 2019. Under the terms of the license agreement, we are required to make certain good faith expenditures towards the clinical development of at least one licensed product within the two year period after March 2005. In addition, at any time after 5 years from August 12, 2004, The University of Texas M.D. Anderson Cancer Center has the right to terminate the license if we fail to provide evidence within 90 days of written notice that we have commercialized or we are actively and effectively attempting to commercialize Annamycin.

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

On February 24, 2004, we entered into an agreement with HPI to sublicense the rights to a key patent covering a technology platform for site-directed DNA intercalation and we acquired the rights to a patent covering new anthracycline analogs. We issued to HPI 25,000 shares of common stock at a fair value of $56,250 and reimbursed HPI approximately $103,500 for various costs and expenses. In addition, we granted to HPI 1,170,000 performance based stock options, exercisable at $3.50 per share, which vest upon the achievement of certain milestones. We also agreed to pay HPI royalties of 2% on net sales from any products resulting from commercializing the site-directed DNA intercalation. Pursuant to the sublicense agreement, in the event our Board of Directors determines to abandon its development and commercialization of the site-directed DNA intercalation, HPI shall have the right to terminate the sublicense agreement.

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

We maintain a site on the world wide web at http://www.callistopharma.com; however, information found on our website is not incorporated by reference into this report. We make available free of charge through our website our Securities and Exchange Commission, or SEC, filings, including our annual report on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

           o  the successful commercialization of our product candidates; and

           o  market acceptance of our products.

All of our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they could provide us with any revenue. For example, Atiprimod for the treatment of multiple myeloma entered Phase I/IIa clinical trials in May 2004 and Annamycin for the treatment of acute leukemia is expected to enter clinical trials in mid-2005. Our other product candidates are in preclinical development. As a result, if we do not successfully develop and commercialize Atiprimod or Annamycin, we will be unable to generate any revenue for many years, if at all. We do not anticipate that we will generate revenue for several years, at the earliest, or that we will achieve profitability for at least several years after generating material revenue, if at all. If we are unable to generate revenue, we will not become profitable, and we may be unable to continue our operations.

WE HAVE INCURRED SIGNIFICANT LOSSES SINCE INCEPTION AND ANTICIPATE THAT WE WILL INCUR CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

As of December 31, 2004, we had an accumulated deficit of $33,361,197. We have incurred losses in each year since our inception in 1996. We incurred a net loss of $7,543,467, $13,106,247 and $1,684,965 for the years ended December 31, 2004,
2003 and 2002, respectively. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity and working capital. We expect to incur significant and increasing operating losses for the next several years as we expand our research and development, continue our clinical trials of Atiprimod for the treatment of multiple myeloma, initiate our clinical trials of Annamycin for the treatment of acute leukemias, acquire or license technologies, advance our other product candidates into clinical development, seek regulatory approval and, if we receive FDA approval, commercialize our products. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.

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

In 2004, our cash used in operations increased significantly over 2003 and we expect that our cash used in operations will increase significantly for the next several years. Over the past 12 months, we have spent approximately $4.7 million or approximately $400,000 per month. We expect that our existing capital resources will be sufficient to fund our operations for at least the next 12 months. We will be required to raise additional capital to complete the development and commercialization of our current product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

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

IF OUR AGREEMENTS WITH ANORMED INC. OR THE UNIVERSITY OF TEXAS M.D. ANDERSON CANCER CENTER TERMINATE, OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

Our business is dependent on rights we have licensed from AnorMED Inc. and The University of Texas M.D. Anderson Cancer Center. Under the terms of the AnorMED license agreement, we are obligated to make a maintenance fee payment of $200,000 on January 1 of each year for the term of the license agreement. Pursuant to the license agreement, failure to pay the maintenance fee is a material breach of the agreement. We do not anticipate failing to pay the maintenance fee, however in the event we cannot pay the maintenance fee, AnorMED may terminate the license agreement and we would not be able to further develop and commercialize Atiprimod which would have an adverse effect on our business. Under the terms of the The University of Texas M.D. Anderson Cancer Center license agreement, we are required to make certain good faith expenditures towards the clinical development of at least one licensed product within the two year period after March 2005. In addition, at any time after 5 years from August 12, 2004, The University of Texas M.D. Anderson Cancer Center has the right to terminate the license if we fail to provide evidence within 90 days of written notice that we have commercialized or we are actively and effectively attempting to commercialize Annamycin. If we fail to fulfill these obligations or other material obligations, The University of Texas M.D. Anderson Cancer Center license agreement may be terminated and our business would be adversely affected.

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

DELAYS IN CLINICAL TESTING COULD RESULT IN INCREASED COSTS TO US AND DELAY OUR ABILITY TO GENERATE REVENUE.

While to date there have no delays in our clinical trials, enrollment in our Atiprimod Phase I/IIa trial in multiple myeloma was slower than anticipated due to limited availability of relapsed multiple myeloma patients. In the future, we may experience delays in clinical testing of our product candidates. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a trial, in reaching agreement on acceptable clinical trial terms with prospective sites, in obtaining institutional review board approval to conduct a trial at a prospective site, in recruiting patients to participate in a trial or in obtaining sufficient supplies of clinical trial materials. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new drugs approved for the conditions we are investigating. Prescribing physicians will also have to decide to use our product candidates over existing drugs that have established safety and efficacy profiles. Any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and delay our ability to generate revenue.

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

IF OUR PRODUCT CANDIDATES ARE UNABLE TO COMPETE EFFECTIVELY WITH MARKETED CANCER DRUGS TARGETING SIMILAR INDICATIONS AS OUR PRODUCT CANDIDATES, OUR COMMERCIAL OPPORTUNITY WILL BE REDUCED OR ELIMINATED.

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

Numerous pharmaceutical and biotechnology companies have developed anthracycline drugs used to treat acute leukemias similar to our compound, Annamycin. These compounds include Adriamycin(R) and Ellence(R) which are marketed by Pfizer and Cerubidine(R) which is marketed by Boehringer Ingelheim. These drugs have been approved by the FDA and are currently being marketed as opposed to Annamycin which is in clinical development. Atiprimod, our drug candidate for relapsed multiple myeloma, works through a different mechanism of action than Velcade which is currently marketed by Millenium Pharmaceuticals and other drugs in development, such as Celgene Corporation's Revlimid.

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

WE MAY NEED OTHERS TO MARKET AND COMMERCIALIZE OUR PRODUCT CANDIDATES IN INTERNATIONAL MARKETS.

In the future, if appropriate regulatory approvals are obtained, we intend to commercialize our product candidates in international markets. However, we have not decided how to commercialize our product candidates in those markets. We may decide to build our own sales force or sell our products through third parties. Currently, we do not have any plans to enter international markets. If we decide to sell our product candidates in international markets through a third party, we may not be able to enter into any marketing arrangements on favorable terms or at all. In addition, these arrangements could result in lower levels of income to us than if we marketed our product candidates entirely on our own. If we are unable to enter into a marketing arrangement for our product candidates in international markets, we may not be able to develop an effective international sales force to successfully commercialize those products in international markets. If we fail to enter into marketing arrangements for our products and are unable to develop an effective international sales force, our ability to generate revenue would be limited.


IF OUR RELATIONSHIPS WITH OUR CONTRACT MANUFACTURER FOR ANNAMYCIN TERMINATES, OR THEIR FACILITIES ARE DAMAGED OR DESTROYED, WE MAY BE UNABLE TO DEVELOP OR COMMERCIALIZE ANNAMYCIN.


Currently, Antibioticos S.p.A. is our sole supplier of Annamycin for our clinical trials. If our relationship with this contract manufacturer, or any other contract manufacturer we might use, terminates or if any of their facilities are damaged for any reason, including fire, flood, earthquake or other similar event, we may be unable to obtain supply of Annamycin. If any of these events were to occur, we may need to find alternative manufacturers or manufacturing facilities. The number of contract manufacturers with the expertise, required regulatory approvals and facilities to manufacture Annamycin on a commercial scale is extremely limited, and it would take a significant amount of time to arrange for alternative manufacturers. If we need to change to other commercial manufacturers, the FDA and comparable foreign regulators must approve these manufacturers' facilities and processes prior to our use, which would require new testing and compliance inspections. In addition, we may not have the intellectual property rights, or may have to share intellectual property rights, to any improvements in the current manufacturing processes or any new manufacturing processes for Annamycin. Any of these factors could cause us to delay or suspend clinical trials, regulatory submissions, required approvals or commercialization of Annamycin, entail higher costs, and could result in our being unable to commercialize Annamycin successfully. Furthermore, if our contract manufacturers fail to deliver the required commercial quantities of bulk drug substance or finished product on a timely basis and at commercially reasonable prices, and we were unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality, and on a timely basis, we would likely be unable to meet demand for Annamycin and we would lose potential revenue.

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

IF WE FAIL TO ACQUIRE AND DEVELOP OTHER PRODUCTS OR PRODUCT CANDIDATES, WE MAY BE UNABLE TO GROW OUR BUSINESS.

To date, we have in-licensed or acquired the rights to each of our product candidates. As part of our growth strategy, in addition to developing our current product candidates, we intend to license or acquire additional products and product candidates for development and commercialization. Because we have limited internal research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license products to us. The success of this strategy depends upon our ability to identify, select and acquire the right pharmaceutical product candidates and products. We currently do not have any intentions to acquire another company.

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

WE WILL NEED TO INCREASE THE SIZE OF OUR ORGANIZATION, AND WE MAY EXPERIENCE DIFFICULTIES IN MANAGING GROWTH.

We are a small company with 4 full-time and 2 part-time employees as of March 24, 2005. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Over the next 12 months depending on the progress of our planned clinical trials, we plan to add approximately four employees who we expect to assist us with our clinical programs. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

As of March 24, 2005, we own 4 issued United States patents and have licensed rights to 8 issued United States patents and 78 issued foreign patents, and to 3 pending United States patent applications and 39 pending foreign patent applications. We do not and have not had any control over the filing or prosecution of these patents or patent applications. We may file additional patent applications and extensions. The issued United States patents we own and license primarily are composition of matter and formulation patents related to Atiprimod and liposomal Annamycin. Our composition of matter patents for liposomal Annamycin and Atiprimod expire in 2008 and 2009, respectively. Our formulation patents for liposomal Annamycin and Atiprimod expire in 2019 and 2018, respectively.

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

ITEM 2.  PROPERTIES.

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

ITEM 6.   SELECTED FINANCIAL DATA

          The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K/A. The statements of operations data for the years ended December 31, 2004, 2003 and 2002 and the balance sheet data at December 31, 2004 and 2003 are derived from our audited financial statements which are included elsewhere in this Form 10-K/A. The statement of operations data for the year ended December 31, 2001 and the balance sheet data at December 31, 2002 and 2001 are derived from our audited financial statements which are not included in this Form 10-K/A. The statement of operations data for the year ended December 31, 2000 and the balance sheet data at December 31, 2000 are derived from our unaudited financial statements not included in this Form 10-K/A. The historical results are not necessarily indicative of results to be expected for future periods. The following information is presented in thousands, except per share data.

                                                                               FOR THE YEAR ENDING  DECEMBER 31,

                                                               2004           2003           2002           2001           2000
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

Revenues                                                 $      -0-     $      -0-     $      -0-     $      -0-     $      -0-
Operating expenses:
Research and development                                      2,817          1,370            491            653            897
Government grant                                               (266)            --             --             --             --
Purchased in process research and development                   210          6,735             --             --             --
Stock-based compensation - research and development           1,508            434             --             --             --
General and administrative                                    2,363          1,398          1,228            939            857
Stock-based compensation - general and administrative         1,224          3,400             --             22          1,054
Loss from operations                                         (7,857)       (13,337)        (1,719)        (1,614)        (2,809)
Other income                                                    229            222             --             --             --
Interest income                                                  84              9             34            182            192
Net loss                                                 $   (7,544)    $  (13,106)    $   (1,685)    $   (1,432)    $   (2,616)
Net loss per common share -- basic and diluted           $    (0.26)    $    (0.61)    $    (0.10)    $    (0.08)    $    (0.15)
Weighted average number of common shares
outstanding -- basic and diluted                             28,485         21,358         17,319         17,319         17,319


                                                                                     AS OF DECEMBER 31,

                                                               2004           2003           2002           2001           2000
CONSOLIDATED BALANCE SHEET DATA:

Cash and cash equivalents                                $    5,323     $    3,956     $    2,223     $    3,627     $    4,948
Total assets                                                  5,470          4,119          2,272          3,651          4,955
Total current liabilities                                     1,220          1,264            440            138             31
Accumulated deficit during development stage                (33,361)       (25,818)       (12,711)       (11,027)        (9,594)
Total stockholders' equity                               $    4,249     $    2,855     $    1,829     $    3,513     $    4,923

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ANNAMYCIN

On August 12, 2004, we entered into a world-wide license agreement with The University of Texas M.D. Anderson Cancer Center to research, develop, sell and commercially exploit the patent rights for Annamycin, an anthacycline cancer drug for leukemia therapy. Consideration paid for this license amounted to $31,497 for reimbursement of out-of-pocket costs for filing, enforcing and maintaining the Annamycin patent rights and a $100,000 initial license fee. We also agreed to pay The University of Texas M.D. Anderson Cancer Center royalties based on net sales from any licensed products, plus aggregate milestone payments of up to $750,000 based upon achieving certain regulatory submissions and approvals. The term of the agreement is from August 12, 2004 until November 2, 2019. Under the terms of the license agreement, we are required to make certain good faith expenditures towards the clinical development of at least one licensed product within the two year period after March 2005. In addition, at any time after 5 years from August 12, 2004, The University of Texas M.D.
Anderson Cancer Center has the right to terminate the license if we fail to provide evidence within 90 days of written notice that we have commercialized or we are actively and effectively attempting to commercialize Annamycin.

Annamycin was discovered by scientists at The University of Texas M.D. Anderson Cancer Center and initially evaluated in a Phase I clinical trial in 36 patients with relapsed solid tumors, a Phase II clinical trial in 13 patients with doxorubicin-resistant breast cancer, and a Phase I/IIa trial in 20 patients with relapsed/refractory acute myeloid leukemia, or AML and acute lymphocytic leukemia, or ALL. We expect to commence a trial of Annamycin in adult relapsed ALL patients at The University of Texas M.D. Anderson Cancer Center in mid-2005 which will include an initial evaluation of a small number of patients (2 cohorts totaling approximately 6 patients) in a Phase I/IIa trial that will be rolled into a larger Phase IIb trial. The clinical trial protocol was submitted to the institutional review board for approval in February 2005. We also expect to commence two additional trials with Annamycin in 2005, a single agent trial of Annamycin in pediatric relapsed ALL patients, and a combination trial of Annamycin in combination with Ara-C in adult relapsed AML patients.

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

SITE DIRECTED INTERCALATION TECHNOLOGY

On February 24, 2004, we entered into an agreement with HPI to sublicense the rights to a key patent covering a technology platform for site-directed DNA intercalation and we acquired the rights to a patent covering new anthracycline analogs. We issued to HPI 25,000 shares of common stock at a fair value of $56,250 and reimbursed HPI approximately $103,500 for various costs and expenses. The total consideration of $159,750 was allocated in full to the HPI patent rights, which have not yet reached technological feasibility, and having no alternative use, was accounted for as purchased in-process research and development expense during the quarter ended March 31, 2004. The fair value of the common stock issued to HPI was $2.25, based on the price per share paid in the April 2004 private placement, which closed on April 19, 2004.

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

MANUFACTURING

An improved manufacturing method for Annamycin has been developed at Antibioticos S.p.A., our commercial supplier of Good Manufacturing Practice, or GMP, drug substance. GMP material is currently being produced in sufficient quantity for all three anticipated Phase II trials. Currently, Antibioticos S.p.A. is our sole supplier of Annamycin for our clinical trials. Our agreement with Antibioticos provides that Antibioticos S.p.A. will provide 400 grams of GMP drug substance for our Annamycin clinical trials. Upon the conclusion of our Phase IIb clinical trials, the agreement provides that the parties will negotiate in good faith towards a commercial supply agreement for Annamycin. If our relationship with this contract manufacturer, or any other contract manufacturer we might use, terminates or if any of their facilities are damaged for any reason, including fire, flood, earthquake or other similar event, we may be unable to obtain supply of Annamycin. If any of these events were to occur, we may need to find alternative manufacturers or manufacturing facilities. The number of contract manufacturers with the expertise, required regulatory approvals and facilities to manufacture Annamycin on a commercial scale is extremely limited, and it would take a significant amount of time to arrange for alternative manufacturers. If we need to change to other commercial manufacturers, the FDA and comparable foreign regulators must approve these manufacturers' facilities and processes prior to our use, which would require new testing and compliance inspections. In addition, we may not have the intellectual property rights, or may have to share intellectual property rights, to any improvements in the current manufacturing processes or any new manufacturing processes for Annamycin. Any of these factors could cause us to delay or suspend clinical trials, regulatory submissions, required approvals or commercialization of Annamycin, entail higher costs, and could result in our being unable to commercialize Annamycin successfully.

One large-scale GMP production run of Atiprimod dimaleate led to the successful release of 10 Kg of material available for future Phase II clinical studies. We plan to enter into a supply contract for Atiprimod with a commercial supplier by the end of 2005.

EMPLOYEES

Our plan is to use contract research organizations (CROs) for most of our development efforts, including monitoring of clinical trial results, thus minimizing the need to hire full time employees. As of March, 24, 2005, we had 4 full-time and 2 part-time employees.


OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2004.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in Note 3 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The single most significant factor impacting our operating results is the price of our stock which is used in the computation of stock-based compensation expense, particularly for variable options. Our stock price fluctuated from $3.95 per share as of December 31, 2003 to $1.98 per share as of December 31, 2004. As of December 31, 2004, 428,500 of our non-employee options required variable accounting treatment in accordance with FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" ("FIN 44"). Our stock-based compensation expense associated with these non-employee variable options during the twelve months ended December 31, 2003 was $1,108,817, whereas we reversed $816,865 of this expense during the twelve months ended December 31, 2004 due entirely to the fluctuation in our stock price.

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

Research and development expenses increased approximately $1,447,402, or 106%, to $2,817,387 for the twelve months ended December 31, 2004 from $1,369,985 for the twelve months ended December 31, 2003. The single most significant factor contributing to this increase in research and development expense was approximately $500,000 in higher costs associated with the commencement of our Phase I/IIa clinical trials of Atiprimod in May of 2004. These clinical trial expenses included patient costs, drug formulation and tableting, data collection, monitoring, insurance, and FDA consultants. During the twelve month period ended December 31, 2003 our Atiprimod project expenses were pre-clinical in nature, associated with preparing our IND application. Also contributing to this increase in research and development expense in the twelve months ended December 31, 2004 were our payments of the first annual $200,000 maintenance fee to AnorMED, Inc. for the Atiprimod license In addition personnel costs increased approximately $300,000 as we retained two Synergy executive staff scientists, Drs. Picker and Shailubhai, subsequent to the Merger and we incurred $137,000 of costs to develop a new GMP certified commercial production capacity for future trials of Atiprimod. The remainder of the increase was primarily attributable to $160,000 of higher expenses paid to outside collaborating institutions under our government research grant for Atiprimod.

Our Annamycin project, which started in the latter part of 2004, incurred expenses primarily limited to a $100,000 initial license fee and $31,000 in patent related legal fees paid to The University of Texas MD Anderson Cancer Center. Until the latter part of 2004 our lead drug candidate was Atiprimod and almost all of our resources were devoted to that project. Concurrently with the license of Annamycin we began implementing a project cost management system which became effective January 1, 2005. This system captures all of our outside variable project cost (e.g. patient costs, drug formulation and tableting, data collection, monitoring, insurance, and FDA consultants) associated with the clinical development of each of our drug candidates. With regard to our relatively fixed and smaller research and development overhead expenses, principally salaries and facilities, we are not able to accurately and meaningfully determine project allocations at this time. We do believe however that these internal fixed resources are expended on projects approximately in proportion to our outside variable costs.

Stock-based compensation -- research and development recorded during the twelve months ended December 31, 2004, totaled $1,508,588 as compared to $434,187 recorded during the twelve months ended December 31, 2003. This increase was primarily attributable to restructuring of Dr. Kunwar M. Shalubhai's employment agreement, which resulted in deferred compensation cost associated with 225,000 cancelled options of $706,813 as of the date of cancellation being charged to stock-based compensation expense during the year ended December 31, 2004 (see
Footnote 8 to our Consolidated Financial Statements). In addition our stock-based compensation - research and development recorded during the twelve months ended December 31, 2004 reflects a full year of expense attributable to options granted to our scientific staff at mid-year 2003 subsequent to the Merger with Synergy in April 2003.

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

Stock-based compensation -- general and administrative recorded during the twelve months ended December 31, 2004, totaled $1,224,182 as compared to $3,399,759 recorded during the twelve months ended December 31, 2003. This decrease was primarily attributable to a decrease in our stock price from $3.95 as of December 31, 2003 to $1.98 per share as of December 31, 2004. This share price decrease resulted in the recapture during 2004 of stock based compensation recorded on certain variable options granted to non-employees during 2003. The stock-based compensation expense associated with these variable options during the twelve months ended December 31, 2003 was $1,108,817, whereas we reversed $816,865 of this expense during the twelve months ended December 31, 2004.

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

YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002.

We had no revenues during the twelve months ended December 31, 2003 and December 31, 2002 because we did not have any commercial biopharmaceutical products.

Research and development expenses increased $878,555 or 179% to $1,369,985 for the twelve months ended December 31, 2003 from $491,430 for the same period in 2002. The results of operations of Synergy for the period May 1, 2003 through December 31, 2003 are included in the consolidated statement of operations for the year ended December 31, 2003, and are not included in the results of 2002. Of this increase in research and development expense, approximately 63% or $556,000 was attributable to costs associated with preparing and filing our IND application for

Atiprimod in September of 2003. These IND application related costs included quantitative analysis and synthesis, as well as pre-clinical management consulting fees paid to contract research organizations to develop and advise on IND application requirements, proposed clinical trial protocols, site selection and principal investigator contracting. Also contributing to this increase in research and development expense were higher salaries and wages, which increased approximately $200,000 as we retained two key executive staff scientists from Synergy. The remainder of this increase in research and development was primarily due to the acquisition of the Synergy research laboratory facility in conjunction with the Merger. No such expenses were incurred in 2002. Our research and development expenses were primarily incurred negotiating and doing due diligence in anticipation of the Merger and maintaining our existing superantigen-based bioterrorism defense patents licensed from Rockefeller University.

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

                                                 Less than         1-2           3-5       More than
                                     Total         1 Year         Years         Years       5 Years
                                   ----------    ----------    ----------    ----------    ---------

Operating leases - facilities      $1,048,092    $  193,552    $  300,077    $  312,200    $242,263
Minimum spending obligations(1)     5,045,000     1,009,000     2,018,000     2,018,000          (3)
License royalty payments (2)        1,037,500       207,500       415,000       415,000          (3)
                                   ----------    ----------    ----------    ----------    --------

Total obligations                  $7,130,592    $1,410,052    $2,733,077    $2,745,200    $242,263
                                   ==========    ==========    ==========    ==========    ========

(1) We have licensed patents from other companies and institutions under certain license agreements. This line item represents our minimum obligations to spend monies for product development and commercialization as set forth in each license.

(2) This line item represents our minimum annual royalty payments of $200,000 to AnorMED, Inc. for our Atiprimod license and $7,500 to Rockefeller University for our superantigen-based bioterrorism defense patents. Our patent license agreements also include milestone royalty payments to be paid in cash upon the achievement of certain regulatory approval and product commercialization goals. These milestone payments have not been estimated because of the uncertainty surrounding the duration of on-going early stage clinical trials and the extent of regulatory approval and review cycles. Since inception we have never achieved regulatory approval of any of our proposed products and we do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years.

(3) For purposes of this schedule we have assumed that all patents not commercialized within 5 years will be abandoned, license agreements will be terminated and associated minimum royalty payments will cease

RECENT ACCOUNTING PRONOUNCEMENTS:

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2004 and 2003, a substantial portion of our cash and cash equivalents consists of short term, highly liquid investments in a money market fund managed by a large money center bank (JPMorganChase). Maturities of fund investments are all less than three months.

ITEM 8. FINANCIAL STATEMENTS.

The full text of our audited consolidated financial statements as of December 31, 2004 and 2003 and for the fiscal years ended December 31, 2004, 2003 and 2002 begins on page F-1 of this Annual Report on Form 10-K/A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES.

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

There were no significant change in our internal controls over financial reporting that could significantly affect internal controls over financial reporting during the quarter ended December 31, 2004.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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

ITEM 11.  EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

The following summary compensation table sets forth certain information concerning compensation paid to our Chief Executive Officer and our two most highly paid executive officers (the "Named Executive Officers") for services rendered in all capacities as of December 31, 2004.

                                                                   Long Term
                                   Annual Compensation           Compensation
                                   -------------------         -----------------

Name and Principal              Year     Salary      Bonus     Securities Under-
Position                                   ($)        ($)      lying Options (#)

Gary S. Jacob                   2004    $225,000    $33,750    275,000
Chief Executive Officer and     2003    $144,792    $0         500,000
Chief Scientific Officer

Donald H. Picker                2004    $191,875    $37,500    400,000
Executive Vice President, R&D   2003    $126,661    $10,000    325,000

Kunwar Shailubhai               2004    $155,333    $0         100,000(1)
Senior Vice President,          2003    $110,833    $0         350,000(2)
Drug Discovery of Synergy
Pharmaceuticals, Inc.

(1) On April 6, 2004, Dr. Shailubhai entered int o an employment agreement with Synergy Pharmaceuticals Inc. and was granted 100,000 stock options exercisable at $1.50 per share, 50,000 of such stock options vest in June 2004 and the remainder vest in December 2004.

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

                                                                                                              Potential Realizable
                                                                                                                Value at Assumed
                                                                                                              Annual Rates of Stock
                                                                                                               Price Appreciation
                                 Number of Shares      Percent of Total                                         For Option Term
                                    Underlying        Options Granted to     Exercise Price   Expiration     -----------------------
Name                              Options Granted      Employees in 2004        Per Share        Date            5%($)      10%($)
                                  ---------------     -----------------      --------------   ----------     ----------   ----------
Gary S. Jacob                       275,000 (1)             29.4%                $3.00         6/29/2014       $70,882     $601,558
Chief Executive Officer and
Chief Scientific Officer

Donald H. Picker                    400,000 (2)             42.8%                $3.00         6/29/2014      $103,116     $874,244
Executive Vice President, R&D

Kunwar Shailubhai                   100,000 (3)             10.7%                $1.50         4/6/2014       $405,824     $731,871
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

                                       Number of Shares            Value of  Unexercised
                                     Underlying Options at        In the Money Options at
                                       December 31, 2004            December 31, 2004(1)
                                  -----------  -------------    -----------  -------------

Name                              Exercisable  Unexercisable    Exercisable  Unexercisable
                                  -----------  -------------    -----------  -------------
Gary S. Jacob                       150,000       625,000         $72,000       $168,000
Chief Executive Officer and
Chief Scientific Officer

Donald H. Picker                     83,333       641,667         $40,000       $116,000
Executive Vice President, R&D

Kunwar Shailubhai                   125,000             0         $60,000             --
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
                                (a)                               (b)                             (c)

Equity Compensation Plans       3,177,222                         $2.27                           6,822,778
Approved by Stockholders

Equity Compensation Plans       4,144,838                         $2,14                            n/a
Not Approved by
Stockholders

              Total             7,322,060                         $2.19                           6,822,778
              =====             =========                         =====                           =========

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

                                                Shares of Common Stock
Name and Address of Beneficial Owner            Beneficially Owned (1)
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES.

The aggregate fees billed and unbilled for the fiscal year ended December 31, 2004 for professional services rendered by our principal accountants for the audits of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-QSB were $95,000. The aggregate fees billed and unbilled for the fiscal year ended December 31, 2003 for professional services rendered by our principal accountants for the audit of our annual financial statements, the reaudit of the 2002 and 2001 financial statements, and the review of our financial statements included in our quarterly reports on Form 10-QSB were $153,000.

AUDIT-RELATED FEES.

The aggregate fees billed for the fiscal year ended December 31, 2004 and 2003 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, specifically accounting research, were $2,500 in each period.

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

ITEM 15.  EXHIBITS.

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

          10.3 Employment Agreement dated June 13, 2003 by and between Callisto Pharmaceuticals, Inc. and Donald H. Picker (9)*

          10.4 Amendment to Employment Agreement dated April 6, 2004 by and between Callisto Pharmaceuticals, Inc. and Donald H. Picker (10)*

          10.5         License  Agreement  dated as of  August  28,  2002 by and
                       between   Synergy   Pharmaceuticals   Inc.   and  AnorMED
                       Inc.(11)**

          10.6 Employment Agreement dated January 15, 2004 by and between Callisto Pharmaceuticals, Inc and Bernard Denoyer
                       (12)*

          10.7 Form of Registration Rights Agreement dated as of January 21, 2004 by and among the Registrant and the Purchasers set forth on the signature page thereto (13)

          10.8 Common Stock Purchase Agreement dated as of April 19, 2004, by and between Callisto Pharmaceuticals, Inc. and the Purchasers set forth on Exhibit A thereto. (14)

         Exhibit
          Number                                 Description

          10.9 Patent and Technology License Agreement dated August 12, 2004 by and between The Board of Regents of the University of Texas System, on behalf of The University of Texas M. D. Anderson Cancer Center and Callisto Pharmaceuticals, Inc. (15)**

          10.10 Consulting Agreement dated as of December 27, 2004 between the Registrant and Gabriele M. Cerrone. *+

          10.11 Common Stock Purchase Agreement dated as of March 8, 2005 by and between Callisto Pharmaceuticals, Inc. and the Purchasers set forth on Exhibit A thereto. (16)

          10.12        License Agreement between Callisto Pharmaceuticals,  Inc.
                       and The Rockefeller University effective as of July 25, 2001.

          10.13        Asset  Purchase  Agreement  dated as of February 24, 2004
                       between  Callisto   Pharmaceuticals,   Inc.  and  Houston
                       Pharmaceuticals, Inc.

          10.14        Sublicense  Agreement  dated  as  of  February  24,  2004
                       between  Callisto   Pharmaceuticals,   Inc.  and  Houston
                       Pharmaceuticals, Inc.

          10.15 Agreement among Davos Chemical Corporation, Callisto Pharmaceuticals, Inc. and Antibioticos S.p.A. dated July 28, 2004.

          14           Code of Business Conduct and Ethics (17)

          21           List of Subsidiaries+

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

          +  Previously filed.


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

Date:      June 6, 2005                 Callisto Pharmaceuticals, Inc.

                                        By: /s/ Gary S. Jacob
                                        -------------------------
                                        Gary S. Jacob,
                                        Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                            TITLE                        DATE

/s/ Gary S. Jacob           Chief Executive Officer and Director    June 6, 2005
----------------------      (Principal Executive Officer)
Gary S. Jacob

/s/ Bernard F. Denoyer      Vice President, Finance                 June 6, 2005
----------------------      (Principal Accounting Officer)
Bernard F. Denoyer

/s/ Gabriele M. Cerrone     Chairman of the Board                   June 6, 2005
----------------------
Gabriele M. Cerrone

/s/ Edwin Snape             Director                                June 6, 2005
----------------------
Edwin Snape

/s/ John P. Brancaccio      Director                                June 6, 2005
----------------------
John P. Brancaccio

/s/ Stephen K. Carter       Director                                June 6, 2005
----------------------
Stephen K. Carter

/s/ Christoph Bruening      Director                                June 6, 2005
----------------------
Christoph Bruening

/s/ Randall K. Johnson      Director                                June 6, 2005
----------------------
Randall K. Johnson

                         CALLISTO PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                   Index to Consolidated Financial Statements

                                                                            PAGE

Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003                 F-3

Consolidated Statements of Operations for the three years
in the period ended December 31, 2004 and for the period
from June 5, 1996 (inception) to December 31, 2004                           F-4

Consolidated Statement of Changes in Stockholders' Equity
for the period from June 5, 1996 (inception) to December 31, 2004            F-5

Consolidated Statements of Cash Flows for the three years
in the period ended December 31, 2004 and for the period from
June 5, 1996 (inception) to December 31, 2004                                F-6

Notes to Consolidated Financial Statements                                   F-7

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders Callisto Pharmaceuticals, Inc. New York, New York

We have audited the accompanying consolidated balance sheets of Callisto Pharmaceuticals, Inc. and Subsidiaries (a development stage company) (the "Company") as of December 31, 2004 and 2003, the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2004 and for the period from June 5, 1996 (inception) to December 31, 2004 and the related consolidated statement of stockholders' equity for the period from June 5, 1996 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Callisto Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 and for the period from June 5, 1996 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States.

/s/ BDO Seidman, LLP

New York, New York
March 14, 2005

                         CALLISTO PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS



                                AS OF DECEMBER 31

                                                              AS OF DECEMBER 31,

                                                           2004            2003
Current Assets:
Cash and cash equivalents                           $ 5,323,384     $ 3,956,486
Prepaid expenses                                         45,231          52,644
                                                    -----------     -----------

                                                      5,368,615       4,009,130

Property and equipment, net                              18,856          46,488
Security deposits                                        82,196          62,980
                                                    -----------     -----------

                                                    $ 5,469,667     $ 4,118,598
                                                    ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                    $   984,486     $   842,520
Accrued expenses                                        235,803          79,625
Selling agent fees payable related to
private placement                                            --         341,625
                                                    -----------     -----------

                                                      1,220,289       1,263,770


Stockholders' equity:
Common stock, $.0001 par value, authorized
75,000,000 shares, 29,219,102 and
25,928,760 outstanding at December 31, 2004
and December 31, 2003, respectively                       2,922           2,590
Additional paid-in-capital                           39,910,187      34,149,975
Unamortized deferred stock based compensation        (2,302,534)     (5,480,007)
Deficit accumulated during the development stage    (33,361,197)    (25,817,730)
                                                    -----------     -----------

                                                      4,249,378       2,854,828
                                                    -----------     -----------

                                                    $ 5,469,667     $ 4,118,598
                                                    ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CALLISTO PHARMACEUTICALS, INC.

                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                               For the
                                                                                                             Period from
                                                                                                            June 5, 1996
                                                                For the years ended December 31,           (Inception) to
                                                         ----------------------------------------------     December 31,
                                                             2004             2003             2002             2004
                                                         ------------     ------------     ------------     ------------
Revenues                                                 $         --     $         --     $         --     $         --

Costs and Expenses:
Research and development                                    2,817,387        1,369,985          491,430        7,719,748
Government grant                                             (265,697)              --               --         (265,697)
Purchased in-process research and development                 209,735        6,734,818               --        6,944,553
Stock-based compensation - research and development         1,508,588          434,187               --        1,942,775
General and administrative                                  2,362,773        1,398,090        1,227,699        8,612,246
Stock-based compensation - general and administrative       1,224,182        3,399,759              332        9,408,497
                                                         ------------     ------------     ------------     ------------

Loss from operations                                       (7,856,968)     (13,336,839)      (1,719,461)     (34,362,122)

Interest income                                                84,081            8,768           34,496          549,681
Other income                                                  229,420          221,824               --          451,244
                                                         ------------     ------------     ------------     ------------

Net loss                                                 $ (7,543,467)    $(13,106,247)    $ (1,684,965)    $(33,361,197)
                                                         ============     ============     ============     ============

Weighted average shares outstanding:
Basic and diluted                                          28,485,227       21,357,659       17,318,994

Net loss per common share: basic and diluted                  $ (0.26)         $ (0.61)         $ (0.10)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CALLISTO PHARMACEUTICALS, INC.
                          (A Development Stage Company)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                             Preferred                       Common        Additional
                                              Preferred     Stock, Par       Common        Stock, Par        Paid in
                                               Shares          Value         Shares           Value          Capital
                                             -----------    -----------    -----------     -----------     -----------
Balance at inception, June 5, 1996                    --             --             --              --              --
Net loss for the period
Issuance of founder shares                            --             --      2,642,500             264             528
Common stock issued                                   --             --      1,356,194             136             272
Common stock issued via private placement             --             --      1,366,667             137       1,024,863
                                             -----------    -----------    -----------     -----------     -----------

Balance, December 31, 1996                            --             --      5,365,361             537       1,025,663
Net loss for the year                                 --             --             --              --              --
Common stock issued via private placement             --             --      1,442,666             144       1,081,855
                                             -----------    -----------    -----------     -----------     -----------

Balance, December 31, 1997                            --             --      6,808,027             681       2,107,518
Net loss for the year
Amortization of Stock based                           --             --             --              --              --
Compensation                                          --             --             --              --          52,778
Common stock issued via private placement             --             --      1,416,667             142       1,062,358
Common stock issued for services                      --             --        788,889              79         591,588
Common stock repurchased and cancelled                --             --       (836,792)            (84)        (96,916)
                                             -----------    -----------    -----------     -----------     -----------

Balance, December 31, 1998                            --             --      8,176,791             818       3,717,326
Net loss for the year                                 --             --             --              --              --
Deferred Compensation - stock options                 --             --             --              --           9,946
Amortization of Stock based Compensation              --             --             --              --              --
Common stock issued for services                      --             --             --              --       3,168,832
Common stock issued via private placement             --             --        346,667              34         259,966
                                             -----------    -----------    -----------     -----------     -----------

Balance, December 31, 1999                            --             --      8,523,458             852       7,156,070
Net loss for the year                                 --             --             --              --              --
Amortization of Stock based Compensation              --             --             --              --              --
Common stock issued                                   --             --      4,560,237             455         250,889
Other                                                 --             --             --              --             432
Preferred shares issued                        3,485,299            348             --              --       5,986,302
Preferred stock issued for services              750,000             75             --              --       1,124,925
                                             -----------    -----------    -----------     -----------     -----------

Balance, December 31, 2000                     4,235,299            423     13,083,695           1,307      14,518,618
Net loss for the year                                 --             --             --              --              --
Deferred Compensation - stock Options                 --             --             --              --          20,000
Amortization of Stock based Compensation              --             --             --              --              --
                                             -----------    -----------    -----------     -----------     -----------

Balance, December 31, 2001                     4,235,299            423     13,083,695           1,307      14,538,618
Net loss for the year                                 --             --             --              --              --
Amortization of Stock based Compensation              --             --             --              --              --
                                             -----------    -----------    -----------     -----------     -----------

Balance, December 31, 2002                     4,235,299           $423     13,083,695          $1,307     $14,538,618

                                      F-5a

                         CALLISTO PHARMACEUTICALS, INC.
                          (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

                                                                 Deficit
                                              Unamortized      Accumulated
                                               Deferred        during the          Total
                                              Stock Based      Development     Stockholders'
                                             Compensation         Stage           Equity
                                             ------------     ------------     ------------
Balance at inception, June 5, 1996                     --               --               --
Net loss for the year                                             (404,005)        (404,005)
Issuance of founder shares                             --               --              792
Common stock issued                                    --               --              408
Common stock issued via private placement              --               --        1,025,000
                                             ------------     ------------     ------------

Balance, December 31, 1996                             --         (404,005)         622,195
Net loss for the year                                  --         (894,505)        (894,505)
Common stock issued via private placement              --               --        1,081,999
                                             ------------     ------------     ------------

Balance, December 31, 1997                             --       (1,298,510)         809,689
Net loss for the year                                  --       (1,484,438)      (1,484,438)
Amortization of Stock based
Compensation                                           --               --           52,778
Common stock issued                                                               1,062,500
Common stock issued for                                --               --               --
services                                                                            591,667
Common Stock repurchased and cancelled                 --               --          (97,000)
                                             ------------     ------------     ------------

Balance, December 31, 1998                             --       (2,782,948)         935,196
Net loss for the year                                  --       (4,195,263)      (4,195,263)
Deferred Compensation - stock options              (9,946)              --               --
Amortization of Stock based Compensation            3,262               --            3,262
Common stock issued for services                       --               --        3,168,832
Common stock issued via private placement              --               --          260,000
                                             ------------     ------------     ------------

Balance, December 31, 1999                         (6,684)      (6,978,211)         172,027
Net loss for the year                                           (2,616,261)      (2,616,261)
Amortization of Stock based Compensation            4,197            4,197
Common stock issue                                     --               --          251,344
Other                                                  --               --              432
Preferred shares issued                                --               --        5,986,650
Preferred stock issued for services                    --               --        1,125,000
                                             ------------     ------------     ------------

Balance, December 31, 2000                         (2,487)      (9,594,472)       4,923,389
Net loss for the year                                  --       (1,432,046)      (1,432,046)
Deferred Compensation - stock options             (20,000)              --               --
Amortization of Stock based Compensation           22,155               --           22,155
                                             ------------     ------------     ------------

Balance, December 31, 2001                           (332)     (11,026,518)       3,513,498
Net loss for the year                                  --       (1,684,965)      (1,684,965)
Amortization of Stock based Compensation              332               --              332
                                             ------------     ------------     ------------

Balance, December 31, 2002                             --     ($12,711,483)      $1,828,865


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      F-5b

                         CALLISTO PHARMACEUTICALS, INC.
                          (A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

                                                                                                            Deficit
                                            Preferred               Common                 Unamortized    Accumulated
                                              Stock                  Stock    Additional     Deferred     during the      Total
                                 Preferred     Par      Common        Par      Paid in     Stock Based    Development  Stockholders'
                                   Stock      Value      Stock       Value     Capital     Compensation     Stage         Equity
                                 ---------  ---------  ----------  ---------  -----------  ------------  ------------  ------------
Balance December 31, 2002        4,235,299      $423   13,083,695     $1,307  $14,538,618            --  ($12,711,483)   $1,828,865

Net loss for the year                   --        --           --         --           --            --   (13,106,247)  (13,106,247)

Conversion of preferred
stock in connection
with the Merger                 (4,235,299)     (423)   4,235,299        423           --            --            --            --

Common stock issued to
former Synergy stockholders             --              4,329,927        432    6,494,458            --            --     6,494,890

Common stock issued in
exchange for Webtronics
common stock                            --              1,503,173        150         (150)           --            --            --

Deferred Compensation -
stock options                           --                     --         --    9,313,953    (9,313,953)           --            --

Amortization of deferred
Stock based Compensation                --                     --         --           --     3,833,946            --     3,833,946

Private placement of
common stock, net                       --        --    2,776,666        278    3,803,096            --            --     3,803,374
                                 ---------  --------   ----------  ---------  -----------  ------------  ------------  ------------

Balance, December 31, 2003              --        --   25,928,760      2,590   34,149,975    (5,480,007)  (25,817,730)    2,854,828

Net loss for the period                 --        --           --         --           --            --    (7,543,467)   (7,543,467)

Amortization of deferred
Stock-based compensation expense        --        --           --         --           --     3,084,473            --     3,084,473

Variable accounting for
stock options                           --        --           --         --     (816,865)           --            --      (816,865)

Stock-based compensation net
of forfeitures                          --        --           --         --      240,572        93,000            --       333,572

Common stock issued via
private placements, net                 --        --    3,311,342        331    6,098,681            --            --     6,099,012

Warrant and stock-based
compensation for
services in connection
with the Merger                         --        --           --         --      269,826            --            --       269,826

Common stock returned from
former Synergy stockholders             --        --      (90,000)        (9)    (159,083)           --            --      (159,092)

Common stock issued for
patent rights                           --        --       25,000          3       56,247            --            --        56,250

Common stock issued for services        --        --       44,000          7       70,833            --            --        70,840
                                 ---------  --------   ----------  ---------  -----------  ------------  ------------  ------------

Balance, December 31, 2004              --  $     --   29,219,102     $2,922  $39,910,187   ($2,302,534) ($33,361,197)   $4,249,378
                                 =========  ========   ==========  =========  ===========  ============  ============  ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      F-5c

                         CALLISTO PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                 For the
                                                                                                             Period from
                                                                                                            June 5, 1996
                                                                For the years ended December 31,          (Inception) to
                                                         ----------------------------------------------     December 31,
                                                                 2004             2003             2002             2004
                                                         ------------     ------------     ------------     ------------
Cash flows from operating activities:
Net loss                                                  $(7,543,467)    $(13,106,247)     $(1,684,965)    $(33,361,197)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation                                              27,632           27,755            6,778           65,781
     Stock based compensation expense                       2,732,770        3,833,946              332       11,351,272
     Purchased in-process research and
        development (non-cash portion)                        106,235        6,734,818               --        6,841,053
Changes in operating assets and liabilities:

     Prepaid expenses                                           7,413          (24,188)          (8,796)         (45,231)
     Security deposit                                         (19,216)         (62,980)              --          (82,196)
     Accounts payable and accrued expenses                    (43,481)         581,008          304,663          980,361
                                                         ------------     ------------     ------------     ------------

          Total adjustments                                 2,811,353       11,090,359          302,977       19,111,040
                                                         ------------     ------------     ------------     ------------

     Net cash used in operating activities                 (4,732,114)      (2,015,888)      (1,381,988)     (14,250,157)
                                                         ------------     ------------     ------------     ------------


Cash flows from investing activities:
Acquisition of equipment                                           --          (54,462)         (22,029)         (84,637)
                                                         ------------     ------------     ------------     ------------

Net cash used in investing activities                              --          (54,462)         (22,029)         (84,637)
                                                         ------------     ------------     ------------     ------------

Cash flows from financing activities:
Net proceeds from issuance of common and
preferred stock, net of repurchases                         6,099,012        3,803,374               --       19,658,178
                                                         ------------     ------------     ------------     ------------

Net cash provided by financing activities                   6,099,012        3,803,374               --       19,658,178
                                                         ------------     ------------     ------------     ------------

Net increase (decrease) in cash and cash equivalents        1,366,898        1,733,024       (1,404,017)       5,323,384

Cash and cash equivalents at beginning of year              3,956,486        2,223,462        3,627,479               --
                                                                                                            ------------

Cash and cash equivalents at end of year                   $5,323,384       $3,956,486       $2,223,462       $5,323,384
                                                         ============     ============     ============     ============

Supplementary disclosure of cash flow information:
Cash paid for taxes                                            $2,921          $23,834          $13,487          $62,963
                                                         ============     ============     ============     ============

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

Business concentrations and credit risks - All of Callisto's cash and cash equivalents as of December 31, 2004 and 2003 are on deposit with two major money center financial institutions. Deposits at any point in time may exceed federally insured limits.

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

Had compensation cost for stock options granted to employee and directors been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under SFAS 123, Callisto's net loss would have been as follows:

                                                                Years Ended December 31,
                                                    ----------------------------------------------
                                                              2004              2003          2002
                                                    --------------    --------------   -----------
Net loss, as reported                                  $(7,543,467)     $(13,106,247)  $(1,684,965)

Add: Stock-based employee compensation expense
recorded under APB No. 25 intrinsic method               1,317,108         1,996,890            --

Deduct: Stock-based employee compensation
expense determined under Fair Value based method
for all employee awards                                 (2,916,720)       (2,510,721)           --
                                                    --------------    --------------   -----------

Pro forma net loss                                     $(9,143,079)     $(13,620,078)  $(1,684,965)
                                                    ==============    ==============   ===========

Net loss per share:
Basic and diluted -as reported                              $(0.26)           $(0.61)       $(0.10)
                                                    ==============    ==============   ===========

Basic and diluted -pro forma                                $(0.32)           $(0.64)       $(0.10)
                                                    ==============    ==============   ===========

Range of Fair Value per share for
options granted to employees                        $1.35 to $3.15    $0.58 to $5.50   $0.00 to $5.53

Black-Scholes Methodology Assumptions:

Dividend yield                                                   0%                0%              0%
Risk free interest rate                               2.87% to 4.0%     2.87% to 4.5%   2.87% to 4.5%
Expected lives of options                             7 to 10 years     7 to 10 years   7 to 10 years


Volatility of 0% was used until Callisto's common stock began to trade publicly on June 16, 2003. Since June 13, 2003 through December 31, 2004 Callisto has used 100% volatility to determine Fair Value of options granted to employees.

Net Loss per Share - Basic and diluted net loss per share is presented in conformity with SFAS No. 128, "Earnings per Share," for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares since the inclusion of issuable shares pursuant to the exercise of stock options and warrants, would have been antidilutive. As of December 31, 2004, 2003 and 2002, Callisto had 7,322,060, 4,853,560 and 2,991,505 stock options outstanding, respectively. In addition Callisto had 758,995 common stock warrants outstanding as of December 31, 2004 and none as of December 31, 2003.

Research and development - Callisto does not currently have any commercial biopharmaceutical products, and does not expect to have such for several years, if at all and therefore, research and development costs are expensed as incurred. These include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of our proposed products, patent filing and maintenance expenses, purchase of in-process research and development, regulatory and scientific consulting fees as well as contract research and royalty payments to licensors, patient costs, drug formulation and tableting, data collection, monitoring, insurance, and FDA consultants.

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

Income taxes - Income taxes are accounted for under the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or the entire deferred tax asset will not be realized. F-8

RECENT ACCOUNTING PRONOUNCEMENTS:

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

Revenues                                                                    $--
Net loss                                                           ($13,513,820)
Net loss per common share - basic and diluted                             (0.58)
(23,296,920 common shares in 2003)

In addition, Callisto assumed liabilities in excess of Synergy assets acquired at April 30, 2003 as follows:

Cash                                                                     $9,501
Accounts receivable                                                     258,928
Rent deposit                                                             44,746
Fixed assets                                                             38,343
                                                                    -----------

Total assets acquired                                                   351,518
Accounts payable and other liabilities assumed                         (591,446)
                                                                    -----------

Net liabilities assumed in excess of assets acquired                   (239,928)
Fair value of shares issued to Synergy shareholders                  (6,335,799)
                                                                    -----------

Total consideration paid by Callisto to acquire Synergy             $(6,575,727)
                                                                    ===========

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

During the period from December 1996 to December 1999, Callisto completed the following private placements of its common stock:

                                Shares   Price Per Share          Gross Proceeds
                                ------   ---------------          --------------

December 1996                 1,366,667            $0.75              $1,025,000
December 1997                 1,442,667            $0.75               1,081,999
October 1998                  1,416,667            $0.75               1,062,500
January 1999                    146,667            $0.75                 110,000
December 1999                   200,000            $0.75                 150,000
                              ---------            -----              ----------

Total                         4,572,668                               $3,429,499
                              =========                               ==========

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

The following represent options outstanding for the years since June 5, 1996 (inception) through December 31, 2004.

                                    Number     Exercise Price   Weighted Average
                                   of Shares      Per Share      Exercise Price
                                  ----------   --------------   ----------------

Balance, June 5, 1996 (inception)          0            $0.00         $0.00

1996: Granted                         66,668            $0.75         $0.75
                                  ----------    -------------         -----

Balance, December 31, 1996            66,668            $0.75         $0.75

1997: Granted                        166,668            $0.75         $0.75
                                  ----------    -------------         -----

Balance, December 31, 1997           233,336            $0.75         $0.75

1998: Granted                        264,169            $0.75         $0.75
                                  ----------    -------------         -----

Balance, December 31, 1998           497,505            $0.75         $0.75

1999: Granted                        633,334    $0.75 - $4.90         $1.92
                                  ----------    -------------         -----

Balance, December 31, 1999         1,130,839    $0.75 - $4.90         $1.41
                                  ----------    -------------         -----

2000: Granted                        815,666    $2.85 - $6.75         $3.83
Forfeitures                          (15,000)           $0.75         $0.75
                                  ----------    -------------         -----

Balance, December 31, 2000         1,931,505    $0.75 - $6.75         $2.44

2001: Granted                        730,000    $1.25 - $6.50         $2.77
                                  ----------    -------------         -----

Balance, December 31, 2001         2,661,505    $0.75 - $6.75         $2.53

2002: Granted                        330,000    $4.50 - $6.50         $5.50
                                  ----------    -------------         -----

Balance, December 31, 2002         2,991,505    $0.75 - $6.75         $2.86

2003: Granted                      3,013,555    $1.10 - $2.50         $1.48
Forfeitures                       (1,151,500)   $2.85 - $6.75         $4.51
                                  ----------    -------------         -----

Balance, December 31, 2003         4,853,560    $0.75 - $6.75         $1.61
                                  ==========    =============         =====

2004: Granted                      2,853,500    $1.50 - $3.60         $3.11
Forfeitures                         (385,000)   $1.50 - $2.50         $1.66
                                  ----------    -------------         -----

Balance, December 31, 2004         7,322,060    $0.75 - $6.75         $2.19
                                  ==========    =============         =====

Included in the balance at December 31, 2004 were 4,144,838 Non-Plan options, of which 2,356,338 were exercisable.

Options are exercisable as follows at December 31, 2004:

                                         Options Outstanding                                  Options Exercisable
                            --------------------------------------------------         --------------------------------
                             Number        Weighted Average   Weighted Average           Number        Weighted Average
Exercise Price              of Shares       Remaining Life     Exercise Price          of Shares        Exercise Price
                            ---------      ----------------   ----------------         ---------       ----------------
$0.75 - $1.10               1,115,839         5.3 years             $0.91              1,115,839             $0.91
$1.25 - $1.75               2,603,555         8.2 years             $1.44              1,626,888             $1.40
$1.95 - $3.60               3,441,000         8.5 years             $3.03                957,500             $2.45
$4.90 - $6.75                 161,666         5.4 years             $5.32                 61,666             $6.00
All options:                ---------                                                  ---------                --
$0.75 - $6.75               7,322,060         7.8 years             $2.19              3,761,893             $1.60
                            =========         =========             =====              =========             =====

6.   Stock option plan (continued):

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

7.   Income taxes:

At December 31, 2004 and 2003, Callisto had available Federal net operating tax loss carry forwards of approximately $16,000,000 and $14,000,000, respectively, expiring through 2024 to offset future taxable income. The net deferred tax asset has been fully offset by a valuation allowance due to uncertainties regarding realization of benefits from these future tax deductions. As a result of the change in control provisions of Internal Revenue Code Section 382, a significant portion of these net operating loss carry forwards may be subject to limitation on future utilization.

During the years ended December 31, 2004, 2003 and 2002, Synergy sold certain New Jersey State tax loss carry forwards under a state economic development program for cash of approximately $233,000, $222,000 and $0, respectively. The proceeds of economic development funds have and will be used to support research and development activities in New Jersey. This state tax benefit was recorded as Other Income during the fourth quarter ended December 31, 2004 and 2003.

8.   Commitments and contingencies:

License agreements:

On August 12, 2004, Callisto entered into a world-wide license agreement with The University of Texas M. D. Anderson Cancer Center to research, develop, sell and commercially exploit the patent rights for Annamycin, an anthracycline cancer drug for leukemia therapy. Consideration paid for this license amounted to $31,497 for reimbursement of out-of-pocket costs for filing, enforcing and maintaining the Annamycin patent rights and a $100,000 initial license fee. Annamycin has not reached technological feasibility and having no alternative use these costs were recorded as research and development expense. Callisto also agreed to pay The University of Texas M. D. Anderson Cancer Center royalties based on net sales from any licensed products, plus aggregate milestone payments of up to $750,000 based upon achieving certain regulatory submissions and approvals. The term of the agreement is from August 12, 2004 until November 2, 2019. Under the terms of the license agreement, Callisto is required to make certain good faith expenditures towards the clinical development of at least one licensed product within the two year period after March 2005. In addition, at any time after 5 years from August 12, 2004, The University of Texas M.D. Anderson Cancer Center has the right to terminate the license if Callisto fails to provide evidence within 90 days of written notice that it has commercialized or it is actively and effectively attempting to commercialize Annamycin.

On February 24, 2004, Callisto entered into an agreement with Houston Pharmaceuticals, Inc. ("HPI") to sublicense the rights to a key patent covering a technology platform for site-directed DNA intercalation and Callisto acquired the rights to a patent covering new anthracycline analogs. Callisto issued to HPI 25,000 shares of common stock at a fair value of $56,250 and reimbursed HPI approximately $103,500 for various costs and expenses. The total consideration of $159,750 was allocated in full to the HPI patent rights, which have not yet reached technological feasibility, and having no alternative use, was accounted for as purchased in-process research and development expense during the quarter ended March 31, 2004. The fair value of the common stock issued to HPI was $2.25, based on the price per share paid in the April 2004 private placement, which closed on April 19, 2004.

In addition, Callisto granted to HPI 1,170,000 performance based stock options, exercisable at $3.50 per share, which vest upon the achievement of certain milestones. Callisto also agreed to pay HPI royalties of 2% on net sales from any products resulting from commercializing the site-directed DNA intercalation. Pursuant to the sublicense agreement, in the event Callisto's Board of Directors determines to abandon its development and commercialization of the site-directed DNA intercalation, HPI shall have the right to terminate the sublicense agreement.

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

On July 25, 2001, Callisto entered into a license agreement to research, develop, sell and commercially exploit certain Rockefeller University licensed patents covering peptides and antibodies useful in treating toxic shock syndrome and septic shock. Callisto will pay Rockefeller a $7,500 annual maintenance fee until the first commercial sale of the product, plus royalties of 2% and 0.75% of net sales of product depending on whether the product is covered by a claim under the licensed patents or derived from a claim under the licensed patents and will pay Rockefeller 15% of any sublicense fee paid by sublicensees. The agreement will terminate on July 25, 2021. During the twelve months ended December 31, 2004 and 2003, Callisto made no payments to Rockefeller University. Prior to 2003, $7,500 in total payments had been made under this license agreement. Rockefeller may terminate the license agreement if Callisto is more than 30 days late in paying Rockefeller any amounts due under the license agreement or if Callisto breachs the license agreement.

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

8.   Commitments and contingencies (Continued):

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

Lease agreements:

On August 20, 2003, Callisto entered into a five year lease for its corporate headquarters in New York City with an approximate rent of $100,000 annually through August 2008. On June 7, 2004 Callisto extended its lease for its corporate headquarters in New York City three additional years through June 30, 2011, and increased its space. This increased average annual rent to approximately $150,000. On November 4, 2003, Synergy entered a two year lease for laboratory space in New Jersey, principally to support combined Callisto and Synergy research efforts, with an approximate rent of $50,000 annually through November 2005. During the years ended December 31, 2004, 2003 and 2002 and for the period from June 5, 1996 (inception) to December 31, 2004, total rent expense was $217,297, $67,261, $51,856 and $404,579, respectively. Total annual commitments under these leases for each of the twelve months ended December 31, are as follows:

                          2005                     193,552
                          2006                     148,553
                          2007                     151,524
                          2008                     154,555
                          2009                     157,646
                          2010                     160,799
                          2011                      81,464
                                                ----------

                          Total                 $1,048,093
                                                ==========

Other:

In April 2003 Callisto settled legal fees totaling approximately $352,000, accrued as of December 31, 2002, for approximately $100,000. The balance was reversed into general and administrative expense in the second quarter of 2003.

9.   Property and equipment:

Equipment consists of laboratory, testing and computer equipment and furniture and fixtures consists of office furniture, both stated at cost, with useful lives ranging from 2-4 years, depreciated on a straight line basis. Depreciation expense for the years ended December 31, 2004, 2003 and 2002 and from June 5, 1996 (inception) to December 31, 2004 was $27,632, $27,755, $6,778 and $65,781,
respectively.

                                                              December 31
                                                      -------------------------
                                                          2004             2003
                                                      --------         --------

Equipment                                              $46,294          $46,294
Furniture and fixtures                                  38,343           38,343
Less - Accumulated depreciation                        (65,781)         (38,149)
                                                      --------         --------


Property and equipment, net
                                                       $18,856          $46,488
                                                      ========         ========

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

     10.10 Consulting Agreement dated as of December 27, 2004 between the Registrant and Gabriele M. Cerrone. *+

     10.11 Common Stock Purchase Agreement dated as of March 9, 2005 by and between Callisto Pharmaceuticals, Inc. and the Purchasers set forth on Exhibit A thereto. (16)

     10.12 License Agreement between Callisto Pharmaceuticals, Inc. and The Rockefeller University effective as of July 25, 2001.

     10.13 Asset Purchase Agreement dated as of February 24, 2004 between Callisto Pharmaceuticals, Inc. and Houston Pharmaceuticals, Inc.

     10.14 Sublicense Agreement dated as of February 24, 2004 between Callisto Pharmaceuticals, Inc. and Houston Pharmaceuticals, Inc.

     10.15      Agreement   among   Davos   Chemical    Corporation,    Callisto
                Pharmaceuticals,  Inc. and  Antibioticos  S.p.A.  dated July 28,
                2004.

     14         Code of Business Conduct and Ethics (17)

     22         List of Subsidiaries+

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

+    Previously filed.

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