Form 10-Q
period 2005-09-30
CALLISTO PHARMACEUTICALS INC
filed 2005-11-15
CIK 1142380

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2005

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

As of November 11, 2005 the issuer had 33,233,096 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CALLISTO PHARMACEUTICALS, INC .
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$3,541,265	$5,323,384
Prepaid expenses	89,472	45,231
	3,630,737	5,368,615

Property and equipment - net	3,640	18,856
Rent deposits	82,196	82,196
	$3,716,573	$5,469,667

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,360,609	$984,486
Accrued expenses	318,941	235,803
	1,679,550	1,220,289
Stockholders' equity:
Common stock, par value $.0001, 75,000,000 shares authorized, 33,108,096 and 29,219,102 outstanding at September 30, 2005 and December 31, 2004,
respectively	3,310	2,922
Additional paid-in capital	46,332,577	39,910,187
Unamortized deferred stock based compensation	(2,412,290)	(2,302,534)
Deficit accumulated during development stage	(41,886,574)	(33,361,197)
	2,037,023	4,249,378
	$3,716,573	$5,469,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		June 5, 1996 (Inception) to September 30,
	2005	2004	2005	2004	2005
Revenues	$—	$—	$—	$—	$—

Costs and expenses:

Research and development	1,718,893	851,410	4,739,336	1,777,062	12,459,083

Government grant	(152,866)	(87,880)	(152,866)	(188,100)	(418,563)

Purchased in process research and development	—	—	—	209,735	6,944,553

Stock-based compensation (research and development)	69,063	248,106	207,189	1,314,998	2,149,964

General and administrative	898,939	572,440	2,372,235	1,646,673	10,984,481

Stock-based compensation (general and administrative)	819,740	39,245	1,450,554	637,947	10,859,052

Loss from operations	(3,353,769)	(1,623,321)	(8,616,448)	(5,398,315)	(42,978,570)

Interest and investment income	33,200	17,635	91,071	54,919	640,752
Other income	—	—	—	—	451,244

Net loss	$(3,320,569)	$(1,605,686)	$(8,525,377)	$(5,343,396)	$(41,886,574)

Weighted average shares outstanding:
basic and diluted	31,867,103	29,175,102	30,954,422	28,239,940	—

Net loss per common share:
basic and diluted	$(0.10)	$(0.06)	$(0.28)	$(0.19)	—

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
(UNAUDITED)

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
(UNAUDITED)

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

CALLISTO PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
(UNAUDITED)

	Preferred Stock	Preferred Stock Par Value	Common Stock	Common Stock Par Value	Additional Paid in Capital	Unamortized Deferred Stock Based Compensation	Deficit Accumulated during the Development Stage	Total Stockholders' Equity

Balance, December 31, 2004	—	—	29,219,102	2,922	39,910,187	(2,302,534)	(33,361,197)	4,249,378
Net loss for the period	—	—	—	—	—	—	(8,525,377)	(8,525,377)

Amortization of deferred stock-based
compensation	—	—	—	—	—	1,567,001	—	1,567,001

Variable accounting
for stock options	—	—	—	—	43,563	—	—	43,563

Deferred stock-based compensation - new
grants	—	—	—	—	1,676,757	(1,676,757)	—	—

Common stock issued via
private placement, net	—	—	3,854,994	386	4,654,892	—	—	4,655,278

Common stock issued for services	—	—	34,000	2	47,178	—	—	47,180
Balance, September 30, 2005	—	$—	33,108,096	$3,310	$46,332,577	($2,412,290)	($41,886,574)	$2,037,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,		Period from June 5, 1996 (inception) to
	2005	2004	September 30, 2005

Cash flows from operating activities:
Net loss	$(8,525,377)	$(5,343,396)	$(41,886,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,217	20,724	80,997
Stock based compensation expense	1,657,743	1,952,945	13,009,016
Purchased in-process research and development (non-cash portion)	—	106,235	6,841,053
Changes in operating assets and liabilities:
Prepaid expenses	(44,241)	(19,917)	(89,472)
Security deposit	—	(19,216)	(82,196)
Accounts payable and accrued expenses	459,261	(412,807)	1,439,622
Total adjustments	2,087,980	1,627,964	21,199,020
Net cash used in operating activities	(6,437,397)	(3,715,432)	(20,687,554)
Cash flows from investing activities:
Acquisition of equipment	—	—	(84,637)
Net cash used in investing activities	—	—	(84,637)
Cash flows from financing activities:
Net proceed from issuance of common and preferred stock, net of repurchases	4,655,278	6,099,012	24,313,456
Net cash provided by financing activities	4,655,278	6,099,012	24,313,456
Net (decrease) increase in cash and cash equivalents	(1,782,119)	2,383,580	3,541,265

Cash and cash equivalents at beginning of period	5,323,384	3,956,486	—
Cash and cash equivalents at end of period	$3,541,265	$6,340,066	$3,541,265
Supplementary disclosure of cash flow information:
Cash paid for taxes	$43,043	$2,921	$106,005
Cash paid for interest	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Summary of significant accounting policies

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Callisto Pharmaceuticals, Inc. ("Callisto"), which include its wholly owned subsidiaries: (1) Callisto Research Labs, LLC (including its wholly owned but inactive subsidiary, Callisto Pharma, GmbH (Germany)) and (2) Synergy Pharmaceuticals Inc. ("Synergy" , including its wholly owned but inactive subsidiary IgX, Ltd (Ireland)), have been prepared in accordance with (i) accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and (ii) the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q. The results of operations of Synergy are included in the consolidated statement of operations since May 1, 2003 in the period from June 5, 1996 (inception) to September 30, 2005. All intercompany balances and transactions have been eliminated. These condensed consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with Callisto's audited financial statements and notes thereto for the year ended December 31, 2004, included in Form 10-K/A filed with the SEC on June 6, 2005. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, primarily consisting of normal adjustments, necessary for the fair presentation of the balance sheet and results of operations for the interim periods. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2005.

1. Cash and cash equivalents

Callisto considers all highly liquid debt instruments, including treasury bills, purchased with original maturities of three months or less to be cash equivalents.

2. Accounting for stock-based compensation

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

Had compensation cost for stock options granted to employees and directors been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under SFAS 123, Callisto's net loss would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(3,320,569)	$(1,605,686)	$(8,525,377)	$(5,343,396)
Add: Stock-based employee compensation expense
recorded under APB No. 25 intrinsic value method	382,604	332,494	1,034,872	1,666,936
Deduct: Stock-based employee compensation
expense determined under fair value method	(672,488)	(614,954)	(1,857,890)	(2,656,870)

Pro forma net loss	$(3,610,452)	$(1,888,146)	$(9,348,395)	$(6,333,330)

Net loss per share:
Basic and diluted -as reported	$(0.10)	$(0.06)	$(0.28)	($0.19)

Basic and diluted -pro forma	$(0.11)	$(0.06)	$(0.30)	($0.22)
Black-Scholes Methodology Assumptions:
Dividend yield	0%	0%	0%	0%
Risk free interest rate	4.25%	4.0%	4.25%	2.87% to 4.0%
Expected lives of options	7 to 10 years	7 to 10 years	7 to 10 years	7 to 10 years

Volatility of 0% was used until Callisto's common stock began to trade publicly on June 16, 2003. Since June 16, 2003 through September 30, 2005 Callisto has used 100% volatility to determine Fair Value of options granted to employees.

3. Net Loss per Share

Basic and diluted net loss per share is presented in conformity with SFAS No. 128, "Earnings per Share," for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares since the inclusion of issuable shares pursuant to the exercise of stock options and warrants, would have been antidilutive. As of September 30, 2005 and December 31, 2004 there were 8,675,710 and 7,322,060 total options outstanding, respectively. As of September 30, 2005 and December 31, 2004 there were 2,552,317 and 758,995 warrants outstanding, respectively.

4. Government Grants

Callisto requests cash funding under approved grants only as expenses are incurred.

On April 1, 2005 Callisto received an $885,641 biodefense partnership grant from the National Institute of Allergy and Infectious Diseases (NIAID) to develop a monoclonal antibody and vaccine against bacterial superantigen toxins over the next two years. Work on the NIAID superantigen grant started in early July 2005 and funding totaled $152,866 during the three and nine months ended September 30, 2005.

During 2004 Callisto had a research grant from the National Institutes of Health (NIH) for studies on Atiprimod. Funding under this grant totaled $87,880 and $188,100 during the three and nine months ended September 30, 2004 and has been reported on our Condensed Consolidated Statements of Operations as a separate line item entitled "Government Grant". The work under the NIH grant was completed in the fourth quarter of 2004 and Callisto received no further funding from this grant during the nine months ended September 30, 2005.

5. Stockholders' equity:

On March 9, 2005 Callisto sold and issued in a private placement 1,985,791 shares of common stock at a per share price of $1.52, for aggregate gross proceeds of $3,018,401 and net proceeds of $2,993,401. Because this transaction was completed with certain existing institutional shareholders and certain members of management Callisto paid no selling agent fees and legal fees were $25,000.

On August 22, 2005, Callisto sold and issued in a private placement an aggregate 1,869,203 shares of common stock at a price of $0.97 per share for aggregate proceeds of $1,813,127 and paid an aggregate $151,250 to certain selling agents.

On October 5, 2005 Trilogy Capital Partners, Inc. exercised 125,000 common stock warrants at an exercise price of $1.03 per share for aggregate proceeds of $128,750.

On October 20, 2005, at the Annual Meeting of Stockholders, Callisto stockholders voted to amend Callisto's certificate of incorporation to increase the authorized number of shares of common stock from 75,000,000 shares to 100,000,000 shares. In addition the stockholders voted to adopt the Callisto 2005 Equity Compensation Incentive Plan and the Callisto 2005 Directors’ Stock Option Plan. The details of these stockholder resolutions are included in Callisto’s Proxy Statement (Schedule 14A Information) filed September 1, 2005 with the Securities and Exchange Commission.

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

Dr. Harris was granted an aggregate 200,000 incentive stock options pursuant to Callisto's stock option plan with an exercise price of $1.54 per share. 100,000 of such options will vest pursuant to the following schedule: 30,000 options will vest on March 28, 2006; 30,000 options will vest on March 28, 2007; and 40,000 options will vest on March 28, 2008. The remaining 100,000 options will vest pursuant to the following schedule: 30,000 options will vest upon the successful completion of a Phase IIb clinical trial for Atiprimod or a comparable clinical trial involving another Callisto drug candidate, other than Atiprimod or Annamycin; 30,000 options will vest upon the successful completion of a Phase IIb clinical trial for Annamycin; and 40,000 options will vest upon the successful completion of a Phase III clinical trial for Annamycin.

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

Pursuant to the Agreement, Callisto issued warrants to Trilogy to purchase 1,793,322 shares of Common Stock of Callisto at an exercise price of $1.03 per share (the “Warrants”). The exercise price of $1.03 was determined by calculating the average of the closing sales price of Callisto’s Common Stock on the American Stock Exchange over the 15 trading days preceding the date of the Agreement. The Warrants issued to Trilogy are exercisable upon issuance and expire on July 18, 2008. The Fair Value of the Warrants using the Black-Scholes methodology is $1,676,757 which is being recorded as stock-based compensation expense over the term of the Agreement in the quarter ended September 30, 2005. On October 5, 2005 Trilogy exercised 125,000 common stock warrants at an exercise price of $1.03 per share for aggregate proceeds of $128,750.

On February 24, 2004, Callisto entered into an agreement with Houston Pharmaceuticals, Inc., or HPI, to sublicense the rights to a key patent covering a technology platform for site-directed DNA intercalation, or a compound’s ability to insert between the base pairs of DNA, and Callisto acquired the rights to a patent covering new anthracycline analogs. Callisto evaluated this drug pre-clinically in animal models of human melanoma. On September 19, 2005 Callisto notified HPI of its decision to terminate the sublicense agreement. In addition on September 28, 2005 Callisto agreed with HPI that HPI would repurchase certain patent rights in exchange for forfeiting the 1,170,000 performance based stock options previously granted to HPI.

7. Subsequent events:

On October 10, 2005 Callisto entered into an employment agreement with Dan D’Agostino to serve as Callisto's Chief Business Officer. Pursuant to the employment agreement, Callisto will employ Mr. D’Agostino for a period of one year commencing October 10, 2005 which term will be automatically renewed for successive one year periods until written notice not to renew is delivered by either Callisto or Mr. D’Agostino. Mr. D’Agostino will be paid an annual base salary of $175,000 ("Base Salary"). In addition, Mr. D’Agostino will be eligible to earn an annual cash bonus up to 15% of his annual Base Salary annually, plus up to $25,000 based on meeting performance objectives and bonus criteria, specifically surrounding Callisto's corporate development plans to expand its technology and product portfolio.

Mr. D’Agostino was granted an aggregate 400,000 incentive stock options pursuant to Callisto's stock option plan with an exercise price of $1.53 per share. 300,000 of such options will vest pursuant to the following schedule: 100,000 options will vest on October 10, 2006; 100,000 options will vest on October 10, 2007; and 100,000 options will vest on October 10, 2008. The remaining 100,000 options will vest upon the successful in-licensing of certain drug candidates.

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

OVERVIEW

We are a development stage biopharmaceutical company, whose primary focus is on biopharmaceutical product development. Since inception in June 1996 our efforts have been principally devoted to research and development, securing patent protection, obtaining corporate relationships and raising capital. Since inception through September 30, 2005, we have sustained cumulative net losses of $41,886,574. Our losses have resulted primarily from expenditures incurred in connection with clinical development of licensed products, the purchase of in-process research and development, stock-based compensation expense, patent filing and maintenance, outside accounting and legal services and regulatory consulting fees.

From inception through September 30, 2005 we have not generated any revenue from operations. We expect to incur substantial and increasing losses for the next several years as we develop our product candidates, expand our clinical development team and prepare for the commercial launch of our product candidates. We do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years, if at all.

To date, our sources of cash have been primarily limited to the sale of our equity securities. On March 9, 2005, we completed a private placement of an aggregate 1,985,791 shares of our common stock at a per share price of $1.52, for net proceeds of $2,993,401. The financing was led by certain current institutional shareholders and included certain members of our management. On August 22, 2005, we sold and issued in a private placement an aggregate 1,869,203 shares of common stock at a price of $0.97 per share for aggregate proceeds of $1,813,127 and paid an aggregate $151,250 to certain selling agents. We have devoted substantially all of our capital resources to the in-licensing and development of our product candidates.

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

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to focus primarily on the development of two drugs to treat leukemia and multiple myeloma (an incurable blood cancer that invades and proliferates in bone marrow). Our lead drug in development for leukemia, liposomal Annamycin (“L-Annamycin”), earlier completed a Phase I trial in refractory leukemia patients. We plan to initiate a clinical trial in adult relapsed (failure of prior therapy) acute lymphocytic leukemia patients in the fourth quarter of 2005. Our second drug candidate, Atiprimod, is presently in a Phase I/IIa clinical trial in multiple myeloma patients, and is an orally available drug with antiproliferative and antiangiogenic activity. We also have two drugs in preclinical development, SP304 for gastrointestinal inflammation, and a monoclonal antibody and vaccine that are being explored as biodefensive agents against staphylococcal and streptococcal bioweapons.

L-ANNAMYCIN

On August 12, 2004, we entered into a world-wide license agreement with The University of Texas M.D. Anderson Cancer Center to research, develop, sell and commercially exploit the patent rights for L-Annamycin, a proprietary liposomal formulation of Annamycin, an anthracycline cancer drug for leukemia therapy. Consideration paid for this license amounted to $31,497 for reimbursement of out-of-pocket costs for filing, enforcing and maintaining the L-Annamycin patent rights and a $100,000 initial license fee. We also agreed to pay The University of Texas M.D. Anderson Cancer Center royalties based on net sales from any licensed products, plus aggregate milestone payments of up to $750,000 based upon achieving certain regulatory submissions and approvals. The term of the agreement is from August 12, 2004 until November 2, 2019. Under the terms of the license agreement, we are required to make certain good faith expenditures towards the clinical development of at least one licensed product within the two year period after March 2005. In addition, at any time after five years from August 12, 2004, The University of Texas M.D. Anderson Cancer Center has the right to terminate the license if we fail to provide evidence within 90 days of written notice that we have commercialized or we are actively and effectively attempting to commercialize L-Annamycin.

L-Annamycin was discovered and developed by scientists at The University of Texas M.D. Anderson Cancer Center and initially evaluated in a Phase I clinical trial in 36 patients with relapsed solid tumors, a Phase II clinical trial in 13 patients with doxorubicin-resistant breast cancer, and a Phase I trial in 20 patients with relapsed/refractory acute myeloid leukemia, (“AML”) or acute lymphocytic leukemia, (“ALL”). The latter Phase I trial of L-Annamycin in relapsed/refractory acute leukemia patients, performed by a prior sponsor, has recently been subjected to a careful audit by us of efficacy and safety data. Based on this review, we have decided that the next trial with L-Annamycin in adult ALL patients planned to begin in the fourth quarter of 2005 will include an initial evaluation of a small number of patients in a dose escalation trial, followed by a final fixed dose in a larger population. In addition we plan during 2006 to commence a single agent trial of L-Annamycin in pediatric relapsed ALL patients, and a trial of L-Annamycin in combination with Ara-C in adult relapsed AML patients.

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

On May 26, 2004, we commenced a Phase I/IIa clinical trial of Atiprimod in relapsed multiple myeloma patients at two sites, the Dana-Farber Cancer Institute (Boston) and The University of Texas M.D. Anderson Cancer Center (Houston). On January 31, 2005, we announced the opening of two additional sites for the Phase I/IIa clinical trial of Atiprimod, the Roswell Park Cancer Institute in Buffalo, New York, and the St. Vincent's Comprehensive Cancer Center in New York, NY. The clinical trial is an open label study, with the primary objective of assessing the safety of the drug and identifying the maximum tolerated dose. The secondary objectives are to measure the pharmacokinetics, evaluate the response in patients with refractory disease and to identify possible surrogate responses to the drug, to better determine the mechanism of drug action. On May 4, 2005 we announced the status of this clinical trial. At that time, three patient cohorts had completed dosing at 30, 60 and 90 mg, respectively, and a fourth dosing cohort was then underway at 120 mg. No dose limiting toxicities had been observed at that date. We plan to announce up-to-date results on the Atriprimod Phase I/IIa clinical trial in relapsed or refractory multiple myeloma patients at the American Society of Hematology annual meeting in December, 2005, in Atlanta, Georgia. Based on the results from the Phase I/IIa clinical trial, we will evaluate and plan further clinical development of Aiprimod.

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

SITE DIRECTED INTERCALATION TECHNOLOGY

On February 24, 2004, we entered into an agreement with Houston Pharmaceuticals, Inc., or HPI, to sublicense the rights to a key patent covering a technology platform for site-directed DNA intercalation, or a compound's ability to insert between the base pairs in DNA, and we acquired the rights to a patent covering new anthracycline analogs. We evaluated this drug pre-clinically in animal models of human melanoma. On September 19, 2005 we notified HPI of our decision to terminate the sublicense agreement. In addition on September 28, 2005 we agreed with HPI that HPI would repurchase certain patent rights in exchange for forfeiting the 1,170,000 performance based stock options previously granted to HPI.

GUANYLYL CYCLASE RECEPTOR AGONIST TECHNOLOGY

Our GCRA program has resulted in the development of SP304, a biologically functional analog that has demonstrated superior biological activity, enhanced temperature and protease stability and superior pH characteristics relative to human uroguanylin. SP304 is currently undergoing pre-clinical evaluation as a treatment for GI inflammation in a collaborative study involving clinical gastroenterologist, Dr. Scott Plevy of the University of Pittsburgh. Based on encouraging animal model data on our proprietary guanylate cyclase receptor agonist SP304, we will continue to advance the preclinical development of this innovative therapy with the intention of filing an investigational drug (IND) application in late 2006.

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

We are exploring the development of a monoclonal antibody as a therapeutic agent to prevent, treat and control superantigen-mediated bioweapons. Our goal is to demonstrate therapeutic utility of this agent in an animal model in which toxic shock is induced by an aerosolized superantigen toxin. The research work involves collaboration with Dr. Sina Bavari, U.S. Army Medical Research Institute of Infectious Diseases, Fort Detrick, MD. We are also exploring strategic alternatives regarding further development of the superantigen program, including spin-off or strategic partnership.

On April 1, 2005 we received a $885,641 biodefense partnership grant from the National Institute of Allergy and Infectious Diseases (“NIAID”) to develop a monoclonal antibody and vaccine against bacterial superantigen toxins over the next two years. Work on the NIAID grant was started in July 2005.

MANUFACTURING

An improved manufacturing method for Annamycin has been developed at Antibioticos S.p.A., our commercial supplier of Good Manufacturing Practice, or GMP, drug substance. GMP material is currently being produced in sufficient quantity for all three anticipated Phase II trials. Currently, Antibioticos S.p.A. is our sole supplier of Annamycin. Our agreement with Antibioticos provides that they will provide 400 grams of GMP drug substance for our L-Annamycin clinical trials. Upon the conclusion of our Phase IIb clinical trials, the agreement provides that the parties will negotiate in good faith towards a commercial supply agreement for Annamycin. If our relationship with this contract manufacturer, or any other contract manufacturer we might use, terminates or if any of their facilities are damaged for any reason, including fire, flood, earthquake or other similar event, we may be unable to obtain a supply of Annamycin. If any of these events were to occur, we may need to find alternative manufacturers or manufacturing facilities. The number of contract manufacturers with the expertise, required regulatory approvals and facilities to manufacture Annamycin on a commercial scale is extremely limited, and it would take a significant amount of time to arrange for alternative manufacturers. If we need to change to other commercial manufacturers, the FDA and comparable foreign regulators must approve these manufacturers' facilities and processes prior to our use, which would require new testing and compliance inspections. In addition, we may not have the intellectual property rights, or may have to share intellectual property rights, to any improvements in the current manufacturing processes or any new manufacturing processes for Annamycin. Any of these factors could cause us to delay or suspend clinical trials, regulatory submissions, required approvals or commercialization of L-Annamycin, entail higher costs, and could result in our being unable to commercialize L-Annamycin successfully.

We have entered into a contract with Delmar Chemicals, Inc. to be the commercial supplier of future Atiprimod GMP drug substance. One large-scale GMP production run of Atiprimod dimaleate led to the successful release of 10 Kg of material available for future Phase II clinical studies.

EMPLOYEES

Our plan is to use contract research organizations (CROs) for most of our development efforts, including monitoring of clinical trial results, thus minimizing the need to hire full time employees. As of November 11, 2005, we had 12 full-time and 2 part-time employees.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of September 30, 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

We had no revenues during the three months ended September 30, 2005 and 2004 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses increased approximately $867,483, or 102%, to $1,718,893 for the three months ended September 30, 2005 from $851,410 for the three months ended September 30, 2004. During the three months ended September 30, 2005 our direct out of pocket expenditures related to the Atiprimod clinical trials totaled approximately $570,000 as compared to the period ended September 30, 2004 when we incurred approximately $370,000 for the start-up of the clinical trials of our Atiprimod drug candidate. Also contributing to this increase in research and development expense were direct out of pocket expenditures of approximately $312,000 related to the preparation of our Annamycin drug candidate to re-enter human clinical trials during the fourth quarter of 2005. We acquired the rights to Annamycin in August of 2004 and had expenditures totaling approximately $181,000 during the three months ended September 30, 2004 related to this drug candidate. The remainder of the increase in research and development for the three months ended September 30, 2005 is attributable to (i) salaries and wages which grew approximately $120,000 as we added in-house staff to manage our clinical trials, (ii) approximately $120,000 in higher costs associated with work on government grants and (iii) approximately $64,000 of increased patent legal costs related to the superantigen patent we are working on under the current government grant.

On April 1, 2005 we received an $885,641 biodefense partnership grant from the National Institute of Allergy and Infectious Diseases (“NIAID”) to develop a monoclonal antibody and vaccine against bacterial superantigen toxins over the next two years. Work on the NIAID grant was started in July 2005. We request grant funding to reimburse research and development expenses only as incurred and such funding for the three months ended September 30, 2005 totaled $152,866 from this grant.

On October 7, 2003 we received a $265,697 Small Business Technology Transfer Research grant from the National Institutes of Health (“NIH”) for studies on Atiprimod. The studies, which began in early 2004, were completed in November 2004 and funding of $87,880 was received from the NIH grant during the three months ended September 30, 2004.

Stock-based compensation - research and development recorded during the three months ended September 30, 2005 totaled $69,063 as compared to $248,106 recorded during the three months ended September 30, 2004. The higher stock-based compensation in 2004 is attributable to the restructuring of Dr. Kunwar M. Shailubhai’s employment with us. On April 6, 2004, Dr. Shailubhai's previous employment agreement was terminated and he entered into a new employment agreement with Synergy in which he agreed to serve as Senior Vice President, Drug Discovery. Dr. Shailubhai's unvested options totaling 325,000 shares, granted June 13, 2003 in connection with his previous employment agreement, were cancelled and Dr. Shailubhai received a new grant of 100,000 stock options. The stock-based compensation expense associated with the new 100,000 options was $108,203 during the three months ended September 30, 2004. No compensation expense was recorded on this grant during the three months ended September 30, 2005 as these options were fully vested on December 31, 2004. In addition we issued 44,000 shares of common stock to Dr. Roman Perez-Soler in connection with his Annamycin consulting agreement, which shares were valued at $70,840 when issued. No such expenses were incurred during the three months ended September 30, 2005.

General and administrative expenses for the three months ended September 30, 2005 were $898,939, an increase of $326,499 or 57%, from $572,440 for the three months ended September 30, 2004. The increase was due primarily to approximately (i) $71,000 of increased consulting fees related to our Chairman becoming a consultant and the addition of a financial advisory consultant, (ii) $86,000 in higher investor relations cost including the fees paid to Trilogy Capital Partners, Inc (“Trilogy”) and (iii) $86,000 of expenses related to compliance with provisions of the Sarbanes-Oxley Act of 2002, whereas no such costs were incurred during the three months ended September 30, 2004. On July 18, 2005, we entered into a letter of engagement with Trilogy to provide marketing and financial public relations services and Trilogy assumed the responsibilities of our investor relations officer. We pay Trilogy $12,500 per month under the agreement.

Stock-based compensation - general and administrative recorded during the three months ended September 30, 2005 totaled $819,740 as compared to $39,245 recorded during the three months ended September 30, 2004. This increase was primarily attributable to $419,189 of stock-based compensation expense associated with the Trilogy warrants, issued in connection with the Trilogy agreement. Stock-based compensation - general and administrative was relatively low for the three months ended September 30, 2004 as a result of a decline in our stock price from $2.00 per share as of July 1, 2004 to $1.49 per share as of September 30, 2004. This share price decrease resulted in the reduction during 2004 of $249,093 of stock based compensation expense recorded on certain variable options granted to non-employees during 2003. Variable stock-based compensation expense during the three months ended September 30, 2005 totaled $76,310, during which period the price of our stock increased from $1.00 per share on July 1, 2005 to $1.31 on September 30, 2005.

Interest income of $33,200 for the three months ended September 30, 2005 increased $15,565, or 88%, from $17,635 for the three months ended September 30, 2004, due to investing in higher yielding U.S. Treasury Bills.

Net loss for the three months ended September 30, 2005 was $3,320,569 compared to a net loss of $1,605,686 incurred for the three months ended September 30, 2004. The increased net loss is primarily the result of higher research and development, and general and administrative expenses, and stock-based compensation expense, net, as discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

We had no revenues during the nine months ended September 30, 2005 and 2004 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses of $4,739,336 for the nine months ended September 30, 2005 were $2,962,274 or 167%, higher than the $1,777,062 we incurred for the nine months ended September 30, 2004. During the nine months ended September 30, 2005 we accelerated out of pocket expenditures to contract research organizations (“CROs”) including clinical protocol development consultants, drug substance formulation and tabletizing, data monitoring, blood testing, and drug dosing at our clinical trial sites, for our two major drug candidates, Annamycin and Atiprimod. The most significant portion contributing to this increase in research and development expense were CRO expenditures of approximately $1,932,000 related to the preparation of our Annamycin drug candidate to re-enter human clinical trials during the fourth quarter of 2005. We acquired the rights to Annamycin in August of 2004 and therefore had minimal expenditures during the nine months ended September 30, 2004 related to this drug candidate of $181,000. During the nine months ended September 30, 2005 we incurred approximately $1,187,000 in CRO costs for our Atiprimod Phase I/IIa clinical trials, or an increase of approximately $409,000, or 53% over the $778,000 we incurred during the nine months ended September 30, 2004.

On April 1, 2005 we received an $885,641 biodefense partnership grant from the National Institute of Allergy and Infectious Diseases (“NIAID”) to develop a monoclonal antibody and vaccine against bacterial superantigen toxins over the next two years. Government grant funding for the nine months ended September 30, 2005 was $152,866 from our NIAID grant.

On October 7, 2003 we received a $265,697 Small Business Technology Transfer Research grant from the National Institutes of Health (“NIH”) for studies on Atiprimod. The studies, which began in early 2004, were completed in November 2004 and funding of $188,100 was received from the NIH during the nine months ended September 30, 2004.

Stock based compensation expense - research and development was $207,189 during the nine months ended September 30, 2005, as compared to $1,314,998 recorded during the nine months ended September 30, 2004. The higher stock-based compensation in 2004 is primarily attributable to the restructuring of Dr. Kunwar Shailubhai’s compensation arrangement with us. On April 6, 2004, Dr. Shailubhai's previous employment agreement with us was terminated and he entered into a new employment agreement with Synergy in which he agreed to serve as Senior Vice President, Drug Discovery. Dr. Shailubhai's employment agreement is for a term of 12 months. His unvested options for 325,000 shares, granted June 13, 2003 in connection with his previous employment agreement, were cancelled and Dr. Shailubhai received a new grant of 100,000 stock options. The unamortized deferred compensation cost associated with the 225,000 cancelled options of $706,813 as of the date of cancellation and $205,935 associated with his new grant was charged to stock-based compensation expense during the nine months ended September 30, 2004.

General and administrative expenses for the nine months ended September 30, 2005 were $2,372,235, an increase of $725,562 or 44%, from $1,646,673 for the nine months ended September 30, 2004. The increase was due primarily to approximately (i) $224,000 of increased consulting fees related to our Chairman becoming a consultant and the addition of a financial advisory consultant, (ii) $83,000 in higher investor relations cost including the fees paid to Trilogy, (iii) $86,000 of expenses related to compliance with provisions of the Sarbanes-Oxley Act of 2002, whereas no such Sarbanes-Oxley compliance costs were incurred during the nine months ended September 30, 2004, (iv) $91,000 in higher outside services of which $43,000 was for our American Stock Exchange Listing fee and the balance associated with higher financial printing cost and (v) $139,000 of increased recruiting and relocation expenses related to the hiring of clinical and regulatory personnel and management staff.

Stock-based compensation - general and administrative recorded during the nine months ended September 30, 2005 totaled $1,450,554 as compared to $637,947 recorded during the nine months ended September 30, 2004. This increase was primarily attributable to $419,189 of stock-based compensation expense associated with the Trilogy warrants, issued in connection with the Trology agreement. Stock-based compensation - general and administrative was relatively low for the nine months ended September 30, 2004 as a result of a decline in our stock price from $3.95 per share as of December 31, 2003 to $1.49 per share as of September 30, 2004. This share price decrease resulted in the reduction, during the nine months ended September 30, 2004, of $1,049,332 of stock based compensation expense recorded on certain variable options granted to non-employees during 2003. Variable stock-based compensation expense during the nine months ended September 30, 2005 totaled $43,562, during which period the price of our stock decreased from $1.98 per share on December 31, 2004 to $1.31 on September 30, 2005.

No purchased in process research and development expense was recorded during the nine months ended September 30, 2005. Purchased in-process research and development was $209,735 for the nine months ended September 30, 2004, which was related to the acquisition of rights to two key patents covering a novel cancer platform technology and anthracycline analogs from HPI.

Interest income of $91,071 for the nine months ended September 30, 2005 increased $36,152 or 66%, from $54,919 for the nine months ended September 30, 2004, due to investing in higher yielding U.S. Treasury Bills.

Net loss for the nine months ended September 30, 2005 was $8,525,377 compared to a net loss of $5,343,396 incurred for the nine months ended September 30, 2004. The increased net loss is primarily the result of higher research and development, general and administrative expenses, partially offset by lower stock based compensation expense, net, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005 we had $3,541,265 in cash and cash equivalents compared to $5,323,384 as of December 31, 2004. This decrease of $1,782,119 during the nine months ended September 30, 2005 was principally the result of cash used in operating activities of $6,437,397 during the nine months ended September 30, 2005. This was partially offset by completing private placements of common stock yielding net proceeds of $4,655,278.

On March 9, 2005 we sold and issued in a private placement an aggregate 1,985,791 shares of common stock at a per share price of $1.52, for aggregate gross proceeds of $3,018,401 and net proceeds of $2,993,401. Because this transaction was completed with certain existing institutional shareholders and certain members of our management we paid no selling agent fees and legal fees were $25,000.

On April 1, 2005 we received an $885,641 biodefense partnerships grant from the National Institute of Allergy and Infectious Diseases (NIAID) to develop a monoclonal antibody and vaccine against bacterial superantigen toxins over the next two years. Funding of this new grant began in July 2005 when work was started and we received funding of $152,886 during the three and nine months ended September 30, 2005.

On July 18, 2005, we entered into a letter of engagement with Trilogy to provide marketing and financial public relations services, and Trilogy assumed the responsibilities of an investor relations officer for us. We pay Trilogy $12,500 per month under the agreement. On October 5, 2005 Trilogy exercised 125,000 common stock warrants at an exercise price of $1.03 per share for aggregate proceeds of $128,750.

On August 22, 2005, we sold and issued in a private placement an aggregate 1,869,203 shares of common stock at a price of $0.97 per share for aggregate proceeds of $1,813,127 and paid an aggregate $151,250 to certain selling agents.

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

Accounting for stock based compensation: We have adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As provided for by SFAS 123, we have also elected to account for our stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25")." Accordingly, compensation expense has been recognized based on the intrinsic value of stock issued or options granted to employees and directors for services rendered. Other stock based compensation associated with grants to non-employees, as well as directors who perform services outside of their Board duties, is measured using the fair value method. We rely heavily on incentive compensation in the form of stock options to recruit, retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options is designed to provide long-term incentives, develop and maintain an ownership stake and conserve cash during our development stage. Since inception through September 30, 2005 stock-based compensation expense totaled $13,009,016 or approximately one third of our accumulated deficit.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are not exposed to market risk as we have no investment securities, whose values fluctuate with the market and whose values need to be adjusted to reflect their market values as of September 30, 2005.

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

During the three months ended September 30, 2005, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on October 20, 2005, five matters were voted upon. A description of each matter and a tabulation of the votes for each of the matters follow:

1.	Proposal to elect seven directors to our Board of Directors to serve for the ensuing year or until their successors are duly elected and qualified or until their resignation or removal:

	Votes
Nominee	For	Withheld
Gabriele M. Cerrone	15,605,146	713,118
Gary S. Jacob	16,253,264	65,000
Christoph Bruening	16,257,264	61,000
John P. Brancaccio	16,257,264	61,000
Stephen K. Carter	16,256,064	62,200
Randall K. Johnson	16,257,264	61,000
Riccardo Dalla-Favera	16,257,014	61,000

2.	Proposal to amend our certificate of incorporation to increase the authorized number of shares of common stock from 75,000,000 shares to 100,000,000 shares:

Votes
For	Against	Abstain

16,149,724	163,040	5,500

3.	Proposal to adopt our 2005 Equity Compensation Incentive Plan:

Votes
For	Against	Abstain

11,607,293	802,110	24,066

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Continued)

4.	Proposal to adopt our 2005 Directors’ Stock Option Plan:

Votes
For	Against	Abstain

11,601,626	825,176	6,667

5.	Proposal to ratify the appointment of BDO Seidman, LLP as our independent registered public accountants for the year ending December 31, 2005.

Votes
For	Against	Abstain

16,299,064	11,500	7,700

ITEM 6. EXHIBITS

(a) Exhibits

3.1	Certificate of Amendment to the Certificate of Incorporation of Callisto Pharmaceuticals, Inc.

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALLISTO PHARMACEUTICALS, INC. (Registrant)

Date: November 14, 2005	By:	/s/ Gary S. Jacob

Gary S. Jacob Chief Executive Officer

Date: November 14, 2005	By:	/s/ Bernard F. Denoyer

Bernard F. Denoyer Vice President, Finance