Form 10-K/A
period 2005-12-31
CALLISTO PHARMACEUTICALS INC
filed 2006-04-18
CIK 1142380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005, based on the closing sale price on such date, was $28,360,129.

As of March 30, 2006 the registrant had a total of 37,713,264 shares of Common Stock outstanding.

EXPLANATORY NOTE

This Form 10-K/A for the year ended December 31, 2005 is being filed for the purpose of providing the information required by Part III of this Annual Report on Form 10-K/A.

CALLISTO PHARMACEUTICALS, INC.

FORM 10-K/A

PART I

This Form 10-K/A contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are characterized by future or conditional verbs and include, but are not limited to, statements regarding the results of product development efforts, clinical trials and applications for marketing approval of pharmaceutical products, and the scope and success of future operations. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed under "Risk Factors" and elsewhere in this Form 10-K/A for the year ended December 31, 2005, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change.

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

On February 3, 2006, we closed a private placement of 4,283,668 shares of common stock and 1,070,917 common stock purchase warrants to certain accredited investors. The warrants are exercisable for 18 months from closing at an exercise price of $1.60 per share. The securities were sold at a price of $1.20 per share for aggregate proceeds of $5,140,402. We paid an aggregate $468,340 and issued an aggregate 390,284 warrants to certain selling agents. The selling agent warrants are exercisable at $1.25 per share and will expire three years after closing. We also incurred $30,000 in legal fees directly associated with the closing. The net proceeds were from this private placement were $4,641,870.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2005 and 2004 and for the fiscal years ended December 31, 2005, 2004 and 2003 and for the period from June 5, 1996 (inception) to December 31, 2005, begins on page F-1 of this Annual Report on Form 10-K/A.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information regarding the directors and executive officers of Callisto Pharmaceuticals, Inc. as of April 17, 2006:

Name	Age	Positions
Gabriele M. Cerrone	34	Chairman of the Board
Gary S. Jacob	59	Chief Executive Officer, Chief Scientific Officer and Director; Chairman of Synergy Pharmaceuticals Inc.
Donald H. Picker	60	Executive Vice President, R&D
Bernard F. Denoyer	58	Vice President, Finance
Daniel S. D’Agostino	39	Chief Business Officer
Christoph Bruening	38	Director
Riccardo Dalla-Favera	53	Director
John P. Brancaccio	58	Director
Stephen K. Carter	67	Director
Randall Johnson	59	Director

Gabriele M. Cerrone has served as our Chairman of the Board of Directors since May 2003 and as a consultant since January 2005. From March 1999 to January 2005 Mr. Cerrone served as a Senior Vice President of Investments of Oppenheimer & Co. Inc., a financial services firm. Prior to such affiliation, Mr. Cerrone held the position of Managing Director of Investments at Barrington Capital, L.P., a merchant bank, between March 1998 and March 1999. Between May 2001 and May 2003, Mr. Cerrone served on the board of directors of SIGA Technologies, Inc. Mr. Cerrone currently serves as Chairman of the Board and a consultant to FermaVir Pharmaceuticals, Inc., a biotechnology company. In addition, Mr. Cerrone currently serves as Co-Chairman of the Board and a consultant to Xenomics, Inc., a molecular diagnostics company. Mr. Cerrone is the managing partner of Panetta Partners Ltd., a Colorado limited partnership, that is a private investor in real estate and public and private companies engaged in biotechnology and other areas.

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

Donald H. Picker, Ph.D. has served as our Executive Vice President, R&D since April 2004. From May 2003 until March 2004, Dr. Picker served as Senior Vice President, Drug Development. Dr. Picker was Chief Executive Officer and President of Synergy Pharmaceuticals Inc. and a member of its board of directors from September 1999 to April 2003. From February 1997 to September 1999, Dr. Picker was President and Chief Operating Officer of LXR Biotechnology Inc., an apoptosis drug development company. From 1991 to 1997, he was Senior Vice President of Research and Development at Genta Inc., an antisense drug development company. Dr. Picker is also a director of Xenomics, Inc., a molecular diagnostics company.

Bernard F. Denoyer, CPA has served as our Vice President, Finance since January 2004. From July 2003 to December 2003, Mr. Denoyer served as an independent consultant to our company providing interim CFO services. In addition to our company, Mr. Denoyer provided interim CFO and other services to emerging technology companies, principally portfolio companies of Marsh & McLennan Capital, LLC, from October 2000 to December 2003. From October 1994 until September 2000, Mr. Denoyer served as Chief Financial Officer and Senior Vice President at META Group, Inc., a public information technology research company. From 1990 to 1993 he was Vice President Finance of Environetics, Inc., a pharmaceutical water diagnostic business.

Daniel S. D’Agostino has served as our Chief Business Officer since October 2005 and as a consultant since October 2004. From July 2001 to July 2004 Mr. D’Agostino served as a Managing Director of Healthcare Investment Banking of Punk, Ziegel & Company LLP, a boutique healthcare investment bank. Prior to such affiliation, Mr. D’Agostino held the position of head of biotechnology investment banking at Gerard Klauer Mattison & Co., a full service investment bank, between June 1999 and July 2001.  Prior to that Mr. D’Agostino was employed by BT Alex.Brown, Dillon Read & Co., and Wasserstein Perella & Co. all as a member of the investment banking group.  Mr. D’Agostino has been a Limited Partner of Punk, Ziegel & Company LLP since February 2002.

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

Riccardo Dalla-Favera has served as a Director of our company since June 2005. Dr. Dalla-Favera has been Director of the Herbert Irving Comprehensive Cancer Center at Columbia University since early 2005, Director for the Institute for Cancer Genetics at Columbia University since 1999 and Professor in the Department of Genetics & Development at Columbia University since 1992. Dr. Dalla-Favera was formerly Deputy Director of Columbia-Presbyterian Cancer Center from 1992 to 1998.

John P. Brancaccio, a retired CPA, has served as a Director of our company since April 2004. Since April 2004, Mr. Brancaccio has been the Chief Financial Officer of Accelerated Technologies, Inc., an incubator for medical device companies. From May 2002 until March 2004, Mr. Brancaccio was the Chief Financial Officer of Memory Pharmaceuticals Corp., a biotechnology company. From 2000 to 2002, Mr. Brancaccio was the Chief Financial Officer/Chief Operating Officer of Eline Group, an entertainment and media company. Mr. Brancaccio is currently a director of Alfacell Corporation as well as a director of each of Xenomics, Inc. and FermaVir Pharmaceuticals, Inc.

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

COMPENSATION OF DIRECTORS

Under the 2005 Directors’ Stock Option Plan, upon election to the Board, each non-employee and non-consultant director receives a grant of 45,000 stock options vesting over three years and having an exercise price equal to the fair market value of the common stock on the date of grant. Upon re-election to the Board, each of our non-employee and non-consultant directors receive an annual grant of 6,000 options vesting over three years having an exercise price equal to the fair market value of the common stock on the date of grant. In addition, non-employee and non-consultant directors will receive an annual grant of options with an exercise price equal to the fair market value of the common stock on the date of grant for serving on Board committees which will vest in one year. Chairpersons of each of the Audit Committee, Compensation Committee and Corporate Governance/Nominating Committee receive 5,000, 3,500 and 2,000 stock options, respectively, and members of such committees receive 3,000, 2,000 and 1,000 stock options, respectively.

Non-employee and non-consultant directors also receive an annual cash fee of $15,000 as well as cash compensation for serving on board committees. Chairpersons of each of the Audit Committee, Compensation Committee and Corporate Governance/Nominating Committee receive $10,000, $7,000 and $4,000, respectively, and members of such committees receive $6,000, $4,000 and $2,500, respectively.

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

The Audit Committee currently consists of John Brancaccio, chairman of the Audit Committee, Christoph Bruening and Randall Johnson. Our board of directors has determined that each of Mr. Bruening and Mr. Brancaccio is "independent" as that term is defined under applicable SEC rules and under the current listing standards of the American Stock Exchange. Mr. Brancaccio is our audit committee financial expert. The Audit Committee met five times in 2005. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. A copy of this charter is available at our web site www.callistopharma.com

COMPENSATION COMMITTEE

The Compensation Committee has responsibility for assisting the Board of Directors in, among other things, evaluating and making recommendations regarding the compensation of the executive officers and directors of our company; assuring that the executive officers are compensated effectively in a manner consistent with our stated compensation strategy; producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC; periodically evaluating the terms and administration of ours incentive plans and benefit programs and monitoring of compliance with the legal prohibition on loans to our directors and executive officers.

The Compensation Committee currently consists of Christoph Bruening, chairman of the Compensation Committee, John Brancaccio and Stephen Carter. The Board of Directors has determined that all of the members are "independent" under the current listing standards of the American Stock Exchange. The Compensation Committee met four times in 2005. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee. A copy of this charter is available at our web site www.callistopharma.com.

CORPORATE GOVERNANCE/NOMINATING COMMITTEE

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

The Corporate Governance/Nominating Committee currently consists of Stephen Carter, chairman of the Corporate Governance/Nominating Committee, John Brancaccio and Christoph Bruening. The Board of Directors has determined that all of the members are "independent" under the current listing standards of the American Stock Exchange. The Corporate Governance/Nominating Committee met once in 2005. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee. A copy of this charter is available at our web site www.callistopharma.com.

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

Moshe Talpaz, M.D. Dr. Talpaz is the chairman of our Scientific Advisory Board and currently is associated with the University of Michigan Comprehensive Cancer Center where he holds the titles of Professor, Internal Medicine, Associate Director, Translational Research and Associate Chief of Hematologic Malignancies. Dr. Talpaz was formerly the Professor of Medicine, David Burton, Jr. Endowed Chair at the M.D. Anderson Cancer Center, Houston, Texas. Dr. Talpaz was formerly Chairman of the Department of Bioimmunotherapy of the M.D. Anderson Cancer Center. Dr. Talpaz has been and continues to be involved in the clinical development of numerous cancer drugs and has been a pioneer in developing currently accepted treatment protocols especially in the leukemia area. Dr. Talpaz is a member of many committees such as the National Comprehensive Cancer Network Guidelines Panel and sits on several editorial and advisory boards, such as Hematology Digest, Bone Marrow Transplantation and Clinical Cancer Research. In 2003, Dr. Talpaz received the prestigious "Leukemia and Lymphoma Society Service to Mankind Award" for his pioneering work in this cancer field. Dr. Talpaz discovered the use of interferon-a for treating chronic myeloid leukemia (CML) and he was the principal investigator until FDA approval. In addition, Dr. Talpaz has acted as a consultant to Hoffman LaRoche with regards to the FDA approval process for interferon.

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

Based on a review of the copies of such forms received, we believe that during 2005, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that a Form 3 with respect to each of Randall Johnson and Riccardo Dalla-Favera was filed late and a Form 4 with respect to each of Pamela Harris, Gary Jacob, Donald Picker, Stephen Carter, John Brancaccio, Edwin Snape, Randall Johnson, Christoph Bruening (2 Form 4’s) and Riccardo Dalla-Favera was filed late.

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, executive officers and employees. A copy of this Code of Business Conduct and Ethics is posted on our website at www.callistopharma.com.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table shows as to (i) our Chief Executive Officer and (ii) each of the four other most highly compensated executive officers (a) whose salary plus bonus exceeded $100,000 during the last fiscal year and (b) who served as executive officers at fiscal year end (collectively, the "Named Executive Officers"), information concerning compensation paid for services to us in all capacities during the last three fiscal years ended December 31, 2005.

				Long Term
	Annual Compensation			Compensation
				Securities
Name and Principal		Salary	Bonus	Underlying
Position	Year	($)	($)	Options (#)

Gary S. Jacob	2005	$225,000	$33,750	350,000
Chief Executive Officer and Chief	2004	$225,000	$33,750	275,000
Scientific Officer	2003	$144,792	$0	500,000
Gabriele M. Cerrone (1)	2005	$191,498	$30,750	375,000
Chairman and Consultant
Donald H. Picker	2005	$200,000	$20,000	200,000
Executive Vice President, R&D	2004	$191,875	$37,500	400,000
	2003	$126,661	$10,000	325,000
Pamela Harris (2)	2005	$168,667	$0	350,000
Chief Medical Officer
Daniel S. D’Agostino (3)	2005	$138,614	$0	400,000
Chief Business Officer

(1)	Mr. Cerrone is being paid pursuant to a consulting agreement with us.
(2)	Ms. Harris was hired on March 28, 2005 and resigned from our company on February 17, 2006.
(3)	Mr. D’Agostino was appointed Chief Business Officer in October 2005. From October 2004 to October 2005, Mr. D’Agostino served as a consultant to us.

OPTION GRANTS IN FISCAL YEAR 2005

The following table sets forth certain information concerning grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 2005.

	Number of Shares		Percent of Total
	Underlying		Options Granted to	Exercise Price	Expiration	Present Value at
Name	Options Granted		Employees in 2005	per Share	Date	Date of Grant (6)

Gary S. Jacob	350,000	(1)	18.5%	$1.01	7/6/2015	$263,490
Chief Executive Officer and
Chief Scientific Officer
Gabriele M. Cerrone	375,000	(2)	19.8%	$1.70	1/10/2015	$570,160
Chairman and Consultant
Donald H. Picker	200,000	(3)	10.6%	$1.01	7/6/2015	$147,959
Executive Vice President, R&D
Pamela Harris	200,000		10.6%	$1.54	3/28/2015	$229,621
Chief Medical Officer (4)	150,000		7.9%	$1.03	7/7/2015	$115,161
Daniel S. D’Agostino	400,000	(5)	21.1%	$1.53	10/10/2015	$456,229
Chief Business Officer

(1)	100,000 options vest on 7/6/2006; 100,000 options vest on 7/6/2007; and 150,000 options vest on 7/6/2008.
(2)	187,500 options vested on 12/27/2005 and 187,500 options vest on 12/27/2006.
(3)	75,000 options vest on 7/6/2006; 75,000 options vest on 7/6/2007; and 50,000 options vest on 7/6/2008.
(4)	Ms. Harris resigned from our company on February 17, 2006. None of her options were vested as of the date of her resignation and were thus forfeited upon her departure.
(5)	100,000 options vest on each of 10/10/2006; 10/10/2007 and 10/10/2008. In addition, 100,000 options vest upon successful in-licensing or acquisition of certain drugs.
(6)
Determined using Black-Scholes methodology with stock price on the date of grant and assuming (i) no dividend, (ii) volatility factor of 79%, (iii) risk free interest rate of 4.25%, (iv) expected life of seven years.

AGGREGATED OPTION EXERCISES IN 2005 AND YEAR END OPTION VALUES

The following table provides certain information with respect to the Named Executive Officers concerning the exercise of stock options during the fiscal year ended December 31, 2005 and the value of unexercised stock options held as of such date.

			Value of Unexercised In the
	Number of Shares Underlying Options		Money Options
	at December 31, 2005		at December 31, 2005 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Gary S. Jacob	325,000	800,000	$—	$129,500
Chief Executive Officer and Chief
Scientific Officer
Gabriele M. Cerrone	1,087,500	212,500	$189,319	$—
Chairman and Consultant
Donald H. Picker	241,666	683,334	$—	$74,000
Executive Vice President, R&D
Pamela Harris	—	350,000	$—	$52,500
Chief Medical Officer
Daniel S. D’Agostino	—	400,000	$—	$—
Chief Business Officer

During the fiscal year ended December 31, 2005, no options were exercised.

(1)
Amounts calculated by subtracting the exercise price of the options from the market value of the underlying common stock using the closing sale price on the American Stock Exchange of $1.38 per share on December 30, 2005.

EMPLOYMENT AGREEMENTS

We are party to an employment agreement with Gary S. Jacob, Ph.D. dated June 13, 2003, pursuant to which Dr. Jacob serves as our Chief Executive Officer and Chief Scientific Officer. Dr. Jacob's employment agreement is for a term of 18 months beginning June 13, 2003 and is automatically renewable for successive one year periods at the end of the term. Dr. Jacob's  salary effective March 1, 2006 is $300,000 per year and he is eligible to receive a cash bonus of up to 15% of his salary per year. During 2005, Dr. Jacob received a cash bonus of $33,750.

We are party to an employment agreement with Donald H. Picker, Ph.D. dated September 23, 2003, as amended, pursuant to which Dr. Picker serves as Executive Vice President, Drug Development. The employment agreement is for a term of 18 months beginning September 23, 2003 and is automatically renewable for successive one year periods at the end of the term. Dr. Picker's salary effective March 1, 2006 is $225,000 per year and he is eligible to receive a cash bonus of up to $45,000 per year upon the achievement of certain performance milestones. In February 2006, Dr. Picker was paid a bonus of $20,000 based on certain milestones he achieved during 2005.

We are party to an employment agreement with Bernard Denoyer dated January 15, 2004, pursuant to which Mr. Denoyer serves as our Vice President, Finance. Mr. Denoyer's employment agreement is for a term of 12 months beginning January 15, 2004 and is automatically renewable for successive one year periods at the end of the term. Mr. Denoyer's salary effective January 15, 2006 is $105,000 per year and he is eligible to receive a cash bonus of up to 10% of his salary per year. During 2005, Mr. Denoyer was paid a bonus of $5,600 for his services during 2005.

On October 10, 2005 we entered into an employment agreement with Dan D’Agostino to serve as our Chief Business Officer. Pursuant to the employment agreement, we will employ Mr. D’Agostino for a period of one year commencing October 10, 2005 which term will be automatically renewed for successive one year periods until written notice not to renew is delivered by either us or Mr. D’Agostino. Mr. D’Agostino will be paid an annual base salary of $175,000. In addition, Mr. D’Agostino will be eligible to earn an annual cash bonus up to 15% of his annual base salary, plus up to $25,000 based on meeting performance objectives and bonus criteria, specifically surrounding our corporate development plans to expand our technology and product portfolio.

Mr. D’Agostino was granted an aggregate 400,000 incentive stock options pursuant to our stock option plan with an exercise price of $1.53 per share. 300,000 of such options will vest pursuant to the following schedule: 100,000 options will vest on October 10, 2006; 100,000 options will vest on October 10, 2007; and 100,000 options will vest on October 10, 2008. The remaining 100,000 options will vest upon the successful in-licensing of certain drug candidates.

CHANGE OF CONTROL ARRANGEMENTS

On June 9, 2005, we entered into Extension and Severance Compensation Agreements with each of Gary S. Jacob, our Chief Executive Officer and Donald H. Picker, our Executive Vice President, R&D. The Agreements extend the term of the employment agreement for each of Drs. Jacob and Picker to June 13, 2007.

Each of the agreements provide that in the event there is a change of control of our company and the executive’s employment shall have been terminated within two years after a change in control by him for good reason or by our company and such termination did not occur as a result of (i) the executive’s death, (ii) the executive’s disability, (iii) the executive’s retirement or (iv) the executive’s termination for cause, the executive shall be entitled to an amount equal to the compensation due to the executive for the term of his employment under his employment agreement for the time remaining of such employment term. In addition, all of the executive’s unvested stock options shall immediately and irrevocably vest and the exercise period of such options will be extended to the later of the longest period permitted by our stock option plans or ten years following termination.

In addition, Mr. D’Agostino’s employment agreement provides that in the event there is a change of control of our company and Mr. D’Agostino’s employment shall have been terminated within two years after a change in control by him for good reason or by our company and such termination did not occur as a result of (i) death, (ii) disability, (iii) retirement or (iv) termination for cause, Mr. D’Agostino shall be entitled to all of his unvested stock options immediately and irrevocably vesting and the exercise period of such options will be extended to the later of the longest period permitted by our stock option plans or ten years following termination.

CONSULTING AGREEMENTS

On February 26, 2006 we entered into a consulting agreement with Dr. Arthur Sytkowski to be our medical monitor for clinical trials. Under the agreement Dr. Sytkowski will be paid $250 per hour and reimbursed for expenses. The term of the agreement is twelve months and can be terminated by him or us with 90 days advanced notice.

On January 31, 2006 we entered into a consulting agreement with Dr. Moshe Talpaz, whereby Dr. Talpaz will provide consulting services for our Degrasyns program. Under the agreement Dr. Talpaz will be paid $10,000 per year and was granted 575,000 10-year options to purchase our common stock at $1.60 per share. Such options vest based on milestones related to the Degrasyns compounds being developed towards FDA approval. In addition, pursuant to the agreement we agreed to issue 75,000 restricted shares of common stock to Dr. Talpaz subject to stockholder approval. The term of the agreement is for the length of time we are developing the Degrasyns platform of compounds in all indications.

On July 18, 2005, we entered into a letter of engagement with Trilogy Capital Partners, Inc. The term of the agreement is for one year beginning on July 18, 2005 and terminable thereafter by either party upon 30 days’ prior written notice. Pursuant to the agreement, Trilogy will provide marketing and financial public relations services to us and will assume the responsibilities of an investor relations officer for us. We pay Trilogy $12,500 per month under the agreement. Pursuant to the agreement, we issued warrants to Trilogy to purchase 1,793,322 shares of our common stock at an exercise price of $1.03 per share. The warrants issued to Trilogy are exercisable upon issuance and expire on July 18, 2008.

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

In the event the agreement is terminated without cause or for good reason, Mr. Cerrone will receive a cash payment equal to the aggregate amount of his annual fee for the then remaining term of the Agreement and all unvested stock options will immediately vest and the exercise period of such options will be extended to the later of the longest period permitted by our stock option plans or ten years following termination. In the event a change of control of the Company occurs, Mr. Cerrone shall be entitled to such compensation upon the subsequent termination of the agreement within two years of the change in control unless such termination is the result of Mr. Cerrone's death, disability or retirement or his termination for cause.

In February 2006, Mr. Cerrone was paid a cash bonus of $30,750 in connection with his services in 2005 under the consulting agreement.

On August 12, 2004, in connection with our L-Annamycin license, we entered into a consulting agreement with Roman Perez-Soler, M.D., for a term concurrent with the L-Annamycin license agreement. In connection therewith Dr. Perez-Soler agreed to be appointed to our Scientific Advisory Board. As consideration for consulting and advisory services Dr. Perez-Soler shall receive a $30,000 per year consulting fee and 44,000 shares of restricted common stock. In addition, we granted to Dr. Perez-Soler an option to purchase 468,500 shares of common stock at an exercise price of $3.00 per share.

STOCK OPTION PLANS

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

In 1996, we adopted the 1996 Incentive and Non-Qualified Stock Option Plan for employees, consultants and outside directors to purchase up to 2,000,000 shares of common stock. This plan was amended in December 2002 to increase the number of shares authorized under the plan to 10,000,000. The option term for the 5,128,372 options granted to date under the plan is ten years from date of grant. The plan terminated January 1, 2006 under its original terms and no further options will be granted under the plan.

On October 20, 2005, our stockholders approved the 2005 Equity Compensation Incentive Plan. The maximum number of shares of common stock with respect to which awards may be granted under the 2005 Equity Plan is 5,000,000. The option term for options granted under the 2005 Equity Plan is ten years from date of grant and there were 5,000,000 options available for future grants as of December 31, 2005.

On October 20, 2005, our stockholders approved our 2005 Directors’ Stock Option Plan. The maximum number of shares of common stock with respect to which awards may be granted under the 2005 Directors’ Plan is 1,000,000. The option term for options granted under the 2005 Directors’ Plan is ten years from date of grant and there are 970,000 option shares available for future grants as of December 31, 2005.

Our 2005 Equity Compensation Incentive Plan authorizes the grant of stock options to directors (excluding outside directors), eligible employees, including executive officers and consultants. The value realizable from exercisable options is dependent upon the extent to which our performance is reflected in the value of our common stock at any particular point in time. Equity compensation in the form of stock options is designed to provide long-term incentives to directors, executive officers and other employees. We approve the granting of options in order to motivate these employees to maximize stockholder value. Generally, vesting for options granted under the stock option plan is determined at the time of grant, and options expire after a 10-year period. Options are generally granted at an exercise price not less than the fair market value at the date of grant. As a result of this policy, directors, executives, employees and consultants are rewarded economically only to the extent that the stockholders also benefit through appreciation in the market. Options granted to employees are based on such factors as individual initiative, achievement and performance. In administering grants to executives, the Compensation Committee of the Board of Directors evaluates each executive's total equity compensation package. The compensation committee generally reviews the option holdings of each of the executive officers, including vesting and exercise price and the then current value of such unvested options. We consider equity compensation to be an integral part of a competitive executive compensation package and an important mechanism to align the interests of management with those of our stockholders.

The options we grant under the 2005 Equity Plan may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-statutory stock options at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. None of our stock option plans are qualified deferred compensation plans under Section 401(a) of the Code, and are not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). As of December 31, 2005, we have granted 2,849,838 stock options not subject to our stock option plans.

The following table summarizes information about our equity compensation plans as of December 31, 2005.

EQUITY COMPENSATION PLAN INFORMATION

				Number of Options
	Number of			Remaining Available for
	Shares of Common			Future Issuance Under
	Stock to be Issued upon		Weighted-Average Exercise	Equity Compensation Plans
	Exercise of Outstanding		Price of Outstanding	(excluding securities
Plan Category	Options and warrants		Options and warrants	reflected in column (a))
	(a)		(b)	(c)

Equity Compensation Plans	5,158,372		$1.93	5,970,000
Approved by Stockholders

Equity Compensation Plans	5,417,155	(1)	$1.42	n/a
Not Approved by Stockholders

Total	10,575,527		$1.67	5,970,000

(1)
Consists of 2,849,838 stock options not subject to any of our stock option plans and 2,567,317 warrants. These non-plan stock options and warrants have been primarily issued in conjunction with our private placements of common stock and consulting services agreements as discussed in Notes 5, 6 and 8 to our consolidated financial statements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of April 5, 2006 by (i) each person know to beneficially own more than 5% of the outstanding common stock, (ii) each of our directors, (iii) the Named Executive Officers and (iv) all directors and executive officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Callisto Pharmaceuticals, Inc., 420 Lexington Avenue, Suite 1609, New York, N.Y. 10170.

Shares of Common Stock Name and Address of Beneficial Owner	Beneficially Owned (1)
	Number of Shares		Percentage of Class

Gabriele M. Cerrone	3,214,237	(2)	8.3%
Chairman of the Board
Gary S. Jacob	454,745	(3)	1.2%
Chief Executive Officer, Chief
Scientific Officer and Director
Donald H. Picker	315,370	(4)	*
Executive Vice President, R&D
Daniel S. D’Agostino	16,448		*
Chief Business Officer
Riccardo Dalla-Favera	0		*
Director
Stephen Carter	28,287	(5)	*
Director
Christoph Bruening	534,032	(6)	1.4%
Director
John Brancaccio
Director	55,707	(7)	*
Randall K. Johnson	35,000	(8)	*
Director
All Directors and Executive Officers as a group (10 persons)	4,713,826	(9)	11.9%
Panetta Partners Ltd.	2,126,737	(10)	5.6%

*	less than 1%
(1)	Applicable percentage ownership as of April 5, 2006 is based upon 37,713,264 shares of common stock outstanding.
(2)
Consists of 1,087,500 shares of common stock issuable upon exercise of stock options held by Mr. Cerrone and 2,126,737 shares held by Panetta Partners, Ltd. Mr. Cerrone is the sole managing partner of Panetta and in such capacity only exercises voting and dispositive control over securities owned by Panetta, despite him having only a small pecuniary interest in such securities.

(3)	Includes 325,000 shares of common stock issuable upon exercise of stock options.
(4)	Includes 241,666 shares of common stock issuable upon exercise of stock options.
(5)	Consists of 28,287 shares of common stock issuable upon exercise of stock options.
(6)	Includes 58,333 shares of common stock issuable upon exercise of stock options.
(7)	Consists of 55,707 shares of common stock issuable upon exercise of stock options.
(8)	Consists of 35,000 shares of common stock issuable upon exercise of stock options.
(9)	Includes 1,891,493 shares of common stock issuable upon exercise of stock options.
(10)	These shares are also included in the reported beneficial ownership of our Chairman. See Note 2 above.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting and investment power with respect to securities. Beneficial ownership determined in this manner may not constitute ownership of such securities for other purposes or indicate that such person has an economic interest in such securities.

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

On March 9, 2005 certain members of management, in addition to certain current institutional investors, purchased an aggregate 1,985,791 shares of our common stock in a private placement. The shares were sold at a price of $1.52 per share for aggregate proceeds of approximately $3.02 million. Panetta Partners, Ltd., a principal shareholder and limited partnership, of which Mr. Cerrone is the sole managing partner, purchased 25,000 shares in the private placement. In such capacity Mr. Cerrone only exercises voting and dispositive control over securities owned by Panetta, despite him having only a small pecuniary interest in such securities. In addition, Gary S. Jacob, our Chief Executive Officer purchased 16,448 shares in the private placement and Christoph Bruening, a director, purchased 20,000 shares in the private placement. Each did so at the specific request of the institutional investors.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES.

The aggregate fees billed and unbilled for the fiscal year ended December 31, 2005 for professional services rendered by our principal accountants for the audits of our annual financial statements, the review of our financial statements included in our quarterly reports on Form 10-Q and consultations and consents were approximately $155,000. The aggregate fees billed and unbilled for the fiscal year ended December 31, 2004 for professional services rendered by our principal accountants for the audits of our annual financial statements, the review of our financial statements included in our quarterly reports on Form 10-QSB and consultations and consents were approximately $95,000.

AUDIT-RELATED FEES.

The aggregate fees billed for the fiscal year ended December 31, 2005 and 2004 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, specifically accounting research, were approximately $6,000 and $2,500, respectively.

TAX AND OTHER FEES.

There were no aggregate fees billed for the fiscal years ended December 31, 2005 and 2004 as there were no tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns.

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

10.3
Amendment to Employment Agreement dated April 6, 2004 by and between Callisto Pharmaceuticals, Inc. and Donald H. Picker (Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report on Form 10-KSB filed on April 14, 2004)*

10.4
License Agreement dated as of August 28, 2002 by and between Synergy Pharmaceuticals Inc. and AnorMED Inc.( Incorporated by reference to Exhibit 10.4 filed with the Company's Current Report on Form 10-QSB filed on November 14, 2003)**

10.5
Employment Agreement dated January 15, 2004 by and between Callisto Pharmaceuticals, Inc and Bernard Denoyer (Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report on Form 10-KSB on April 14, 2004)*

10.6
Form of Registration Rights Agreement dated as of January 21, 2004 by and among the Registrant and the Purchasers set forth on the signature page thereto (Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on January 28, 2004)

10.7
Common Stock Purchase Agreement dated as of April 19, 2004, by and between Callisto Pharmaceuticals, Inc. and the Purchasers set forth on Exhibit A thereto (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on April 19, 2004)

10.8
Patent and Technology License Agreement dated August 12, 2004 by and between The Board of Regents of the University of Texas System, on behalf of The University of Texas M. D. Anderson Cancer Center and Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on September 7, 2004)**

10.9
Consulting Agreement dated as of December 27, 2004 between the Registrant and Gabriele M. Cerrone (Incorporated by reference to Exhibit 10.10 filed with the Company’s Annual Report on Form 10-KSB filed on March 30, 2005) *

10.10
Common Stock Purchase Agreement dated as of March 8, 2005 by and between Callisto Pharmaceuticals, Inc. and the Purchasers set forth on Exhibit A thereto (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on March 5, 2005)

10.11
License Agreement between Callisto Pharmaceuticals, Inc. and The Rockefeller University effective as of July 25, 2001 (Incorporated by reference to Exhibit 10.12 filed with the Company’s Annual Report on Form 10-K filed on June 6, 2005)

10.12
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

10.16
Common Stock Purchase Agreement dated as of August 22, 2005 between Callisto Pharmaceuticals, Inc. and the investors listed on Exhibit A thereto (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on August 26, 2005)

10.17
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

10.21	Patent and Technology License Agreement dated January 10, 2006 between The University of Texas M.D. Anderson Cancer Center and Callisto Pharmaceuticals, Inc. **+

10.22
Securities Purchase Agreement dated February 3, 2006 between Callisto Pharmaceuticals, Inc. and the investors listed on Schedule A thereto (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on February 9, 2006)

10.23	Employment Agreement dated October 10, 2005 by and between Callisto Pharmaceuticals, Inc. and Daniel D’Agostino*

14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 filed with the Company's Annual Report on Form 10-KSB filed on April 14, 2004)

21	List of Subsidiaries+

23	Consent of BDO Seidman, LLP

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Power of Attorney+

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this form pursuant to Item 601 of Regulation S-K.
**	Confidential treatment has been requested with respect to deleted portions of this agreement.
+	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Callisto Pharmaceuticals, Inc.

Date: April 18, 2006	By:	/s/ Gary S. Jacob

Gary S. Jacob, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gary S. Jacob	Chief Executive Officer and Director	April 18, 2006
Gary S. Jacob	(Principal Executive Officer)

/s/ Bernard F. Denoyer	Vice President, Finance	April 18, 2006
Bernard F. Denoyer	(Principal Financial and Accounting Officer)

*	Chairman of the Board	April 18, 2006
Gabriele M. Cerrone

*	Director	April 18, 2006
Riccardo Dalla-Favera

*	Director	April 18, 2006
John P. Brancaccio

*	Director	April 18, 2006
Stephen K. Carter

*	Director	April 18, 2006
Christoph Bruening

*	Director	April 18, 2006
Randall K. Johnson

*By:	/s/ Gary S. Jacob
Gary S. Jacob
Attorney-in -Fact

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

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

The accompanying notes are an integral part of these consolidated financial statements

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

	Common Stock	Common Stock Par Value	Additional Paid in Capital	Unamortized Deferred Stock Based Compensation	Deficit Accumulated during the Development Stage	Total Stockholders' Equity(Deficit)
Balance, December 31, 2004	29,219,102	$2,922	$39,910,187	($2,302,534)	($33,361,197)	$4,249,378

Net loss for the year	—	—	—	—	(11,779,457)	(11,779,457)

Deferred stock-based compensation - new grants	—	—	1,571,772	(1,571,772)	—	—

Amortization of deferred stock-based compensation	—	—	—	2,290,843	—	2,290,843

Variable accounting for stock options	—	—	75,109	—	—	75,109

Common stock issued via private placement:
March 2005	1,985,791	198	3,018,203	—	—	3,018,401
August 2005	1,869,203	187	1,812,940	—	—	1,813,127
Finders fees and expenses	—	—	(176,250)	—	—	(176,250)

Exercise of common stock warrant	125,000	13	128,737	—	—	128,750

Common stock issued for services	34,000	3	47,177	—	—	47,180
Balance, December 31, 2005	33,233,096	$3,323	$46,387,875	($1,583,463)	($45,140,654)	($332,919)

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

Callisto's product development efforts are thus in their early stages and Callisto cannot make estimates of the costs or the time they will take to complete. The risk of completion of any program is high because of the many uncertainties involved in bringing new drugs to market including the long duration of clinical testing, the specific performance of proposed products under stringent clinical trial protocols, the extended regulatory approval and review cycles, the nature and timing of costs and competing technologies being developed by organizations with significantly greater resources.

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

To date, Callisto’s sources of cash have been primarily limited to the sale of equity securities. Net cash provided by financing activities for the twelve months ended December 31, 2005, 2004 and 2003 was approximately $4,800,000, $6,100,000 and $3,800,000 respectively. Callisto cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that Callisto can raise additional funds by issuing equity securities, Callisto’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact Callisto’s ability to conduct its business. If Callisto is unable to raise additional capital when required or on acceptable terms, it may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of Callisto’s product candidates. Callisto also may be required to:

•	seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; and
•	relinquish licenses or otherwise dispose of rights to technologies, product candidates or products that Callisto would otherwise seek to develop or commercialize ourselves, on unfavorable terms.

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

Had compensation cost for stock options granted to employee and directors been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under SFAS 123 and SFAS 148, Callisto's net loss would have been as follows:

	Years Ended December 31,
	2005	2004	2003
Net loss, as reported	$(11,779,457)	$(7,543,467)	$(13,106,247)

Add: Stock-based employee compensation expense
recorded under APB No. 25 intrinsic method	1,530,417	1,317,108	1,996,890
Deduct: Stock-based employee compensation
expense determined under Fair Value based method for all awards	(2,526,419)	(2,916,720)	(2,510,721)

Pro forma net loss	$(12,775,459)	$(9,143,079)	$(13,620,078)

Net loss per share:
Basic and diluted - as reported	$(0.37)	$(0.26)	$(0.61)

Basic and diluted -pro forma	$(0.41)	$(0.32)	$(0.64)

Range of Fair Value per share for options granted	$0.75 to $1.34	$1.35 to $3.15	$0.58 to $5.50

Black-Scholes Methodology Assumptions:

Dividend yield	0%	0%	0%
Risk free interest rate	4.25%	2.87% to 4.5%	2.87% to 4.5%
Expected lives of options	3 to 7 years	7 to 10 years	7 to 10 years

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

10.3
Amendment to Employment Agreement dated April 6, 2004 by and between Callisto Pharmaceuticals, Inc. and Donald H. Picker (Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report on Form 10-KSB filed on April 14, 2004)*

10.4
License Agreement dated as of August 28, 2002 by and between Synergy Pharmaceuticals Inc. and AnorMED Inc.( Incorporated by reference to Exhibit 10.4 filed with the Company's Current Report on Form 10-QSB filed on November 14, 2003)**

10.5
Employment Agreement dated January 15, 2004 by and between Callisto Pharmaceuticals, Inc and Bernard Denoyer (Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report on Form 10-KSB on April 14, 2004)*

10.6
Form of Registration Rights Agreement dated as of January 21, 2004 by and among the Registrant and the Purchasers set forth on the signature page thereto (Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on January 28, 2004)

10.7
Common Stock Purchase Agreement dated as of April 19, 2004, by and between Callisto Pharmaceuticals, Inc. and the Purchasers set forth on Exhibit A thereto (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on April 19, 2004)

10.8
Patent and Technology License Agreement dated August 12, 2004 by and between The Board of Regents of the University of Texas System, on behalf of The University of Texas M. D. Anderson Cancer Center and Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on September 7, 2004)**

10.9
Consulting Agreement dated as of December 27, 2004 between the Registrant and Gabriele M. Cerrone (Incorporated by reference to Exhibit 10.10 filed with the Company’s Annual Report on Form 10-KSB filed on March 30, 2005) *

10.10
Common Stock Purchase Agreement dated as of March 8, 2005 by and between Callisto Pharmaceuticals, Inc. and the Purchasers set forth on Exhibit A thereto (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on March 5, 2005)

10.11
License Agreement between Callisto Pharmaceuticals, Inc. and The Rockefeller University effective as of July 25, 2001 (Incorporated by reference to Exhibit 10.12 filed with the Company’s Annual Report on Form 10-K filed on June 6, 2005)

10.12
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

10.16
Common Stock Purchase Agreement dated as of August 22, 2005 between Callisto Pharmaceuticals, Inc. and the investors listed on Exhibit A thereto (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on August 26, 2005)

10.17
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

10.21	Patent and Technology License Agreement dated January 10, 2006 between The University of Texas M.D. Anderson Cancer Center and Callisto Pharmaceuticals, Inc. **+

10.22
Securities Purchase Agreement dated February 3, 2006 between Callisto Pharmaceuticals, Inc. and the investors listed on Schedule A thereto (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on February 9, 2006)

10.23	Employment Agreement dated October 10, 2005 by and between Callisto Pharmaceuticals, Inc. and Daniel D’Agostino*

14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 filed with the Company's Annual Report on Form 10-KSB filed on April 14, 2004)

21	List of Subsidiaries+

23	Consent of BDO Seidman, LLP

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Power of Attorney +

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this form pursuant to Item 601 of Regulation S-K.
**	Confidential treatment has been requested with respect to deleted portions of this agreement.
+	Previously filed.