Form 10-K
period 2006-12-31
CALLISTO PHARMACEUTICALS INC
filed 2007-04-17
CIK 1142380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2006

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

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	American Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

Title of class:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $42,841,562 on June 30, 2006 (based on $1.20 per share, the closing price on the American Stock Exchange that day).

As of April 16, 2007 the registrant had a total of 39,194,996 shares of Common Stock outstanding.

CALLISTO PHARMACEUTICALS, INC.

FORM 10-K

PART I

This Form 10-K contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are characterized by future or conditional verbs and include, but are not limited to, statements regarding the results of product development efforts, clinical trials and applications for marketing approval of pharmaceutical products, and the scope and success of future operations. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed under “Risk Factors” and elsewhere in this Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change.

ITEM 1. BUSINESS.

Callisto Pharmaceuticals, Inc. is referred to throughout this report as “Callisto,” “we” or “us.”

We are a biopharmaceutical company focused on the development of drugs to treat neuroendocrine cancer (including advanced carcinoid cancer), acute leukemia (a disease of the white blood cells), and multiple myeloma (an incurable blood cancer that invades and proliferates in bone marrow).  Our lead drug candidate, Atiprimod, is an orally administered drug with antiproliferative and antiangiogenic activity.  Atiprimod is presently in three clinical trials in neuroendocrine cancer, relapsed or refractory multiple myeloma and advanced cancer patients at a number of clinical sites in the U.S.  On November 7, 2006, we announced the initiation of a multi-center, open-label Phase II clinical trial of Atiprimod in low to intermediate grade neuroendocrine carcinomas, including advanced carcinoid cancer patients. This trial is based on earlier encouraging clinical results from an ongoing trial of Atiprimod in advanced cancer patients that showed a clear response in a patient with advanced carcinoid cancer plus additional encouraging clinical data on other carcinoid patients. Atiprimod is also in a multi-center, dose-escalation Phase I/IIa clinical trial in relapsed or refractory multiple myeloma patients.  In 2006, we amended the protocol to continue the trial at higher dose levels and currently have this trial underway at 4 clinical sites in the U.S.

Our second lead drug candidate, L-Annamycin, earlier completed an initial Phase I/IIa clinical trial in relapsed or refractory leukemia patients with a prior sponsor. L-Annamycin is a novel compound from the anthracycline family of proven anti-cancer drugs which has a novel therapeutic profile, including activity against drug-resistant tumors and significantly reduced cardiotoxicity, or damage to the heart. L-Annamycin was in-licensed by Callisto in October, 2004 and is presently in a Phase I/IIa clinical trial in adult relapsed or refractory acute lymphocytic leukemia (ALL) patients at three clinical sites in the U.S.  On February 22, 2007, we announced the opening of a Phase I clinical trial of L-Annamycin in pediatric relapsed or refractory ALL or pediatric relapsed or refractory acute myeloid leukemia (AML) patients.

Our plan of operations for the next twelve months is to focus primarily on the clinical development of our two drugs, Atiprimod to treat neuroendocrine carcinoma and multiple myeloma and L-Annamycin to treat adult and pediatric acute leukemia.

RECENT DEVELOPMENTS

From October 2006 until January 2007, we placed 602,350 shares of Series A Convertible Preferred Stock and 8,031,333 warrants to certain investors for aggregate gross proceeds of $6,023,500. As of December 31, 2006 we had closed on 574,350 shares of such Series A Convertible Preferred Stock for aggregate gross proceeds of $5,743,500. The final traunche of this financing closed January 10, 2007 when we placed 28,000 shares of such Series A Convertible Preferred Stock for aggregate gross proceeds of $280,000. The shares of Series A Convertible Preferred Stock are convertible into shares of common stock at a conversion price of $0.75 per share.  The investors also are parties to a Registration Rights Agreement, dated as of October 23, 2006 pursuant to which  we agreed to file, within 60 days of closing, a registration statement with the Securities and Exchange Commission (the”SEC”) covering the resale of the shares of common stock underlying the Series A Convertible Preferred Stock and the warrants issued to the investors. The warrants are immediately exercisable at $0.75 per share,   will expire five years from the date of issuance, and have certain antidilution rights for the twelve month period beginning on the effective date of the registration statement registering the shares of common stock underlying the warrants.  We paid aggregate fees and expenses of $485,308 ($448,908 prior to December 31, 2006) in cash, issued an aggregate 11,775 shares of Series A Convertible Preferred Stock and 1,228,761warrants to purchase common stock to certain selling agents. The warrants are immediately exercisable at $0.75 per share, will expire five years after issuance and have the same anti-dilutive rights as the investor warrants. On January 12, 2007 we filed a registration statement on Form S-3 covering the common stock issuable upon (i) the conversion of the all Series A Convertible Preferred Stock, (ii) the exercise of all related investor warrants and (iii) the exercise of all selling agent warrants. On February 15, 2007 Amendment No.1 to this registration statement was declared effective by the SEC.

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

ATIPRIMOD TO TREAT ADVANCED CARCINOID CANCER PATIENTS AND MULTIPLE MYELOMA

On August 28, 2002, our wholly-owned subsidiary, Synergy, entered into a worldwide license agreement with AnorMED Inc. (“AnorMED”), a Canadian corporation, to research, develop, sell and commercially exploit the Atiprimod (SKF 106615) patent rights.

Atiprimod is one of a class of compounds known as azaspiranes and was originally developed as a potential treatment for rheumatoid arthritis based on encouraging data from a number of animal models of arthritis and autoimmune indications. The development of this drug originated with a partnership between AnorMED and SmithKline Beecham (“SKB”) that led to the successful filing of an investigational new drug application, or IND, and completion of three Phase I clinical trials involving a total of 63 patients. The drug successfully completed both single and multiple dose Phase I clinical trials in patients with rheumatoid arthritis. Both trials evaluated the safety and pharmacokinetics (how the body takes up and eliminates drugs) of Atiprimod and showed that the drug is well tolerated. In the third Phase I clinical trial, the drug was found to be well tolerated in an open label extension study performed with 43 patients from the first two studies, with patients on the drug for as long as one year.

PRECLINICAL STUDIES

Atiprimod’s specific ability to lower the level of key growth factors, known to play an important role in the development of multiple myeloma, is the basis for its potential use as a drug to treat this disease. Atiprimod was previously shown to inhibit the production of the pro-inflammatory mediators IL-6 and TNF(alpha) in a number of animal models of inflammation and autoimmune disease. Atiprimod was also demonstrated using in vitro models of tumor cell growth to inhibit proliferation of a number of human multiple myeloma cell lines. Characterization of the mechanism of Atiprimod’s antiproliferative activity in a series of experiments showed that the drug works by inducing apoptosis (programmed cell death) in myeloma cells. In a second series of experiments performed with Atiprimod on co-cultures composed of multiple myeloma cells plus bone marrow stromal cells (used to simulate the human disease), the drug was found to have a profound effect on secretion of the angiogenic (blood vessel related) growth factor VEGF. A separate set of experiments also suggest an additional explanation for the disease-modifying activity of Atiprimod originally observed in chemically-induced arthritic-rat animal studies, and provide a further rationale for the application of this drug to treat multiple myeloma. Using a bone resorption assay (bone degradation experiment) to measure the effect of drug on osteoclast-mediated bone resorption, Atiprimod demonstrated a profound effect on osteoclast, or cells that break down bone, function. The drug appears to be selectively toxic for activated osteoclasts, displaying a negligible effect on bone marrow stromal cells.

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

DEVELOPMENT STRATEGY

Atiprimod commenced a Phase I/IIa clinical trial in relapsed or refractory multiple myeloma patients on May 26, 2004. These are patients that have a re-occurrence of active disease, and no longer respond to approved therapies. The Phase I/IIa clinical trial is an open label study, with the primary objective of assessing safety of drug and identifying the maximum tolerated dose. The secondary objectives are to measure the pharmacokinetics, evaluate the response in patients with refractory disease and to identify possible surrogate responses to the drug to better determine the mechanism of drug action.  In December 2005, we announced interim results from this trial performed in relapsed or refractory multiple myeloma patients which consisted of 15 patients treated with Atiprimod, including 3 patients at the highest dose level of 180 mg/day. Two patients exhibited stable disease, with one patient having a 34% decrease in M protein (measure of tumor burden) over 3 months of treatment. It was also noted that two patients reported a subjective decrease in bone pain.  In 2006, we amended the protocol to continue the trial at higher dose levels and currently have this trial open at 4 clinical sites in the U.S.

On March 15, 2005, we announced a second Phase I/IIa clinical trial of Atiprimod in advanced cancer patients. The trial is entitled: “An Open Label Study of the Safety and Efficacy of Atiprimod Treatment for Patients with Advanced Cancer”.  The primary objective is to assess the safety and determine the maximum tolerated dose of Atiprimod in advanced cancer patients. The secondary objectives are to measure the pharmacokinetics of Atiprimod and evaluate the response in a variety of relapsed solid tumors and hematological malignancies. This study was conducted at the University of Texas M.D. Anderson Cancer Center, and was closed to enrollment in November, 2006.

On November 7, 2006, we announced the initiation of a multi-center, open-label Phase II clinical trial of Atiprimod in low to intermediate grade neuroendocrine carcinomas, including advanced carcinoid cancer patients. This trial is based on encouraging clinical results from the Phase I clinical trial in advanced cancer patients that showed stable disease and a reduction in disease-related symptoms in patients with advanced carcinoid cancer.  The first study site to enter the trial was the Hematology Oncology Services of Arkansas in Little Rock, Arkansas.  On January 31, 2007 we announced the opening of a second site for this trial  – the Dana-Farber Cancer Institute in Boston, MA.  Subjects will also be seen at the following facilities: Brigham and Women’s Hospital, Massachusetts General Hospital and Beth Israel Deaconess Medical Center. On March 12, 2007 we announced the opening of the third site for this trial – The Physician Offices at Mount Sinai Medical Center, NY

The primary objective of the Phase II clinical trial is to evaluate efficacy of Atiprimod in patients with low to intermediate grade neuroendocrine carcinoma who have metastatic or unresectable cancer and who have either symptoms, despite standard therapy (octreotide), or progression of neuroendocrine tumors. Patients, after signing an informed consent, are required to complete two weeks of a symptoms diary to establish their symptoms baseline before commencing Atiprimod dosing. A maximum of 40 evaluable patients will be enrolled in this trial. Efficacy evaluations will include the measure of target lesions (per RECIST), and the quantization of symptom relief.

MANUFACTURING OF ATIPRIMOD

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

The potential of a less cardiotoxic drug that was active against multi-drug resistant tumors led to a third trial in relapsed leukemia patients (both AML and ALL). The trial involved 20 patients with relapsed/refractory AML (n=17) or ALL (n=3). The conclusions drawn from the trial were that L-Annamycin was safe, well tolerated and showed potential clinical activity in patients with acute leukemias, and that further evaluation of this novel anthracycline in patients with hematopoietic, or blood borne, malignancies was clearly warranted.

DEVELOPMENT STRATEGY

We began a Phase I clinical trial at The University of Texas M.D. Anderson Cancer Center in adult relapsed or refractory acute lymphocytic leukemia (ALL) patients on December 1, 2005. Additional sites enrolled in this study include the Roswell Park Cancer Institute (Buffalo, NY) and the Montefiore Medical Center (New York, NY). The single-arm, open-label L-Annamycin trial is designed to enroll patients in a dose escalation Phase I portion followed by 10 patients at a final fixed dose in the Phase II portion once the maximum tolerated dose (MTD) is determined.  Up to 34 adult patients can be treated in this single-arm trial.

On February 22, 2007, we announced the opening of a Phase I clinical trial of L-Annamycin in pediatric relapsed or refractory ALL or AML patients. The trial is presently open at two sites in the U.S., Phoenix Children’s Hospital, Phoenix, AZ, and the University of Arizona, Tucson, AZ.

MANUFACTURING OF ANNAMYCIN

An improved manufacturing method for Annamycin has been developed at Antibioticos S.p.A., our commercial supplier of GMP (“Good Manufacturing Practice”) drug substance. GMP material is currently being produced in sufficient quantity for all three anticipated trials outlined in the development strategy section. The analytical methods developed previously have been successfully transferred, and are in the process of being validated by Quantitative Technologies, Inc., our analytical contract research organization, or CRO, for Annamycin development work. The final lyophilized GMP formulated drug product is being manufactured by Pharmaceutical Services, Inc., who previously produced final product for the earlier clinical trials. Currently, Antibioticos S.p.A. is our sole supplier of Annamycin for our clinical trials. Our agreement with Antibioticos provides that Antibioticos will provide 400 grams of GMP drug substance (Annamycin) for our L-Annamycin clinical trials. Upon the conclusion of our Phase IIb clinical trials, the agreement provides that the parties will negotiate in good faith towards a commercial supply agreement for Annamycin.

ORPHAN DRUG STATUS OF ATIPRIMOD AND L-ANNAMYCIN

On January 6, 2004, we announced that the Office of Orphan Products Development of the FDA granted orphan drug designation to Atiprimod for the treatment of multiple myeloma.  On September 26, 2006, we announced that the Office of Orphan Products Development of the FDA granted orphan drug designation to Atiprimod for the treatment of carcinoid tumors.   On June 24, 2005, we announced that the Office of Orphan Products Development of the FDA granted orphan drug designation to L-Annamycin for the treatment of acute lymphoblastic leukemia. On June 28, 2005, we announced that the Office of Orphan Products Development of the FDA granted orphan drug designation to L-Annamycin for the treatment of acute myeloid leukemia. The FDA grants orphan drug status for drug candidates that are intended to treat rare life-threatening diseases that, at the time of application, affect no more than 200,000 patients in the United States. The drug must have the ability to provide significant patient benefit over currently available treatment or fill an unmet medical need. Orphan drug designation entitles us to seven years of market exclusivity in the United States of America, and ten years of market exclusivity in Europe, upon FDA marketing approval, provided that we continue to meet certain conditions established by the FDA. Once the FDA grants marketing approval of a new drug, the FDA will not accept or approve other applications to market the same medicinal product for the same therapeutic indication. Other incentives provided by orphan status include certain tax benefits, eligibility for research grants and protocol assistance. Protocol assistance includes regulatory assistance and possible exemptions or reductions of certain regulatory fees.

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

We have successfully developed a potent analog (synthetic molecule) of uroguanylin called Guanilib (formerly called SP304). Guanilib has been demonstrated to be superior to uroguanylin in its biological activity, protease stability and pH characteristics. Guanilib is currently undergoing pre-clinical animal studies as a treatment for gastrointestinal or GI inflammation in a collaborative study involving clinical gastroenterologist Dr. Scott Plevy of the University of North Carolina, Chapel Hill, NC. Recent results from his laboratory showed that Guanilib was efficacious in treatment of ulcerative colitis in mice. A patent allowance covering therapeutic applications of Guanilib in colon cancer and GI inflammatory diseases has recently been granted by the U.S. Patent and Trademark Office.

DEGRASYNS

On January 10, 2006, we entered into a license agreement with the University of Texas M.D. Anderson Cancer Center whereby we were granted the exclusive right to manufacture, have manufactured, use, import, offer to sell and/or sell anti-cancer compounds called tyrphostins (renamed Degrasyns). Degrasyns are a second-generation class of tyrphostins developed by scientists at the University of Texas M.D. Anderson Cancer Center that have a novel anti-cancer mechanism-of-action that centers on their ability to selectively degrade key proteins that are involved in tumor cell proliferation and survival. We plan to work closely with scientists at the University of Texas M.D. Anderson Cancer Center during 2007 to bring forward a pre-clinical candidate for development in the clinic.

SUPERANTIGEN-BASED BIOTERORRISM DEFENSE

On August 20, 1996, we entered into a license agreement to research, develop, sell and commercially exploit certain Rockefeller University (“Rockefeller”) licensed patents covering peptides and antibodies useful in treating toxic shock syndrome and septic shock. In addition, on July 25, 2001, we entered into a license agreement for two additional patents related to the regulation of exoproteins in staphylococcus aureus.

On April 1, 2005 we were awarded a two-year $885,641 biodefense partnership grant from the National Institute of Allergy and Infectious Diseases (“NIAID”) to develop a monoclonal antibody and vaccine against bacterial superantigen toxins. The goal was to design a monoclonal antibody and vaccine that prevent the unregulated activation of T-cells (human white blood cells) by bacteria from the class of staphylococcus aureus and streptococcus pyogenes. Funding for this program will end in the spring of 2007.  Because the bioterrorism program is not a core activity of Callisto, we expect to terminate further development work upon the expiration of the research grant.

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

If the product is approved for sale, FDA regulations govern the production process and marketing activities, and a post-marketing testing and surveillance program may be required to monitor continuously a product’s usage and effects. Product approvals may be withdrawn if compliance with regulatory standards are not maintained, and other countries, in which any products developed by us are marketed, may impose a similar regulatory process.

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

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of salaries and other personnel-related expenses, facilities costs, laboratory supplies, license fees and patent legal costs. Research and development expenses were $6,031,953 for the twelve months ended December 31, 2006, compared to $6,430,506 and $4,325,975 for the twelve months ended December 31, 2005 and 2004, respectively.

On October 7, 2003 we were awarded a $265,697 Small Business Technology Transfer Research grant from the National Institutes of Health for studies on Atiprimod. The Principal and Co-Principal Investigators of the grant entitled “Atiprimod to Treat Multiple Myeloma and Bone Resorption” are Dr. Gary S. Jacob, our Chief Executive Officer, and Dr. Kenneth C. Anderson, Director of the Jerome Lipper Multiple Myeloma Center of the Dana-Farber Cancer Institute, respectively. The studies, which began in early 2004 and were completed in November 2004, utilized unique in vitro and in vivo methods and animal models at the Dana-Farber Cancer Institute and at our in-house laboratory facilities to explore Atiprimod’s pharmacological activity and mechanism of action. Funding for the total amount of this grant was received during 2004 as expenses were incurred and $265,697 has been reported on our Consolidated Statements of Operations as a separate line item entitled “Government Grant”.

On April 1, 2005 we were awarded an $885,641 biodefense partnership grant from the National Institute of Allergy and Infectious Diseases (“NIAID”) to develop a monoclonal antibody and vaccine against bacterial superantigen toxins over a two year period. The Principal Investigator of the grant entitled: “Peptide and Antibodies as Antidotes for Superantigens” is Dr. Kunwar Shailubhai, Senior Vice President, Drug Discovery for Synergy Pharmaceuticals Inc., our wholly-owned subsidiary. The grant also funded a collaboration with Dr. Sina Bavari of the U.S. Army Medical Research Institute of Infectious Diseases, Fort Detrick, MD, to evaluate our monoclonal antibody and antagonist peptide agents in animal models. During the twelve months ended December 31, 2006 and 2005 we received $352,649 and $226,119, which has been reported on our Consolidated Statements of Operations as a separate line item entitled “Government Grant”.

PROPRIETARY RIGHTS

We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret. Accordingly, patents or other proprietary rights are an essential element of our business. As of December 31, 2006, we are the assignee or exclusive licensee of 7 pending patent applications and 15 issued patents in the United States, and currently we have approximately 150 issued or pending foreign patent applications. We seek patent protection of inventions originating from our ongoing research and development activities that are commercially important to our business. Our composition-of-matter patents for L-Annamycin and Atiprimod expire in 2017 and 2016, respectively. Our formulation patents for L-Annamycin and Atiprimod dimaleate salt both expire in 2016.

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

In the future, third parties may file claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether third parties will assert such claims against us or against the licensors of technology licensed to us, or whether those claims will harm our business. If we are forced to defend ourselves against such claims, whether they are with or without merit and whether they are resolved in favor of, or against, our licensors or us, we may face costly litigation and the diversion of management’s attention and resources. As a result of such disputes, we may have to develop costly non-infringing technology or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, or at all.

LICENSE AGREEMENTS

On January 10, 2006, we entered into a Patent and Technology License Agreement with The University of Texas M.D. Anderson Cancer Center. Pursuant to the license agreement, we were granted the exclusive right to manufacture, have manufactured, use, import, offer to sell and/or sell anti-cancer compounds called tyrphostins (renamed Degrasyns). We paid a nonrefundable license fee of $200,000 upon execution of this agreement and we are obligated to pay annual license maintenance fees to The University of Texas M.D. Anderson Cancer Center. We are also obligated under this agreement to pay for legal fees and expenses associated with establishing and protecting the patent rights worldwide.

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

On August 28, 2002, and as amended on May 23, 2003, Synergy entered into a worldwide license agreement with AnorMED to research, develop, sell and commercially exploit the Atiprimod patent rights. The license agreement provides for aggregate milestone payments of up to $14 million based upon achieving certain regulatory submissions and approvals for an initial indication, and additional payments of up to $16 million for each additional indication based on achieving certain regulatory submissions and approvals. In addition the agreement requires Synergy to pay AnorMED royalties on net sales. Commencing on January 1, 2004 and on January 1 of each subsequent year Synergy is obligated to pay AnorMED a maintenance fee of $200,000 until the first commercial sale of the product. The annual maintenance fee payments under this agreement were made in January of each year since entering into the license agreement with AnorMED and are recorded as research and development expense. Pursuant to the license agreement, failure to pay the maintenance fee is a material breach of the license agreement. The license agreement will terminate in 2018.

On August 20, 1996, we entered into a license agreement to research, develop, sell and commercially exploit certain Rockefeller University licensed patents covering peptides and antibodies useful in treating toxic shock syndrome and septic shock. We agreed to work toward commercialization of products related to these patents as evidenced by a minimum expenditure of approximately $210,000 per year, plus milestone payments and royalties of between 2% and 3% of annual net sales and will pay Rockefeller 30% of any sublicense fee paid by sublicenses. The licensed patents under this agreement are the subject of research being funded by the NIAID grant awarded to us on April 1, 2005 for $885,641over two years. The license agreement will terminate upon the expiration of the related patents.

EMPLOYEES

As of March 30, 2007, we had 9 full-time and 4 part-time employees. We believe our employee relations are satisfactory.

AVAILABLE INFORMATION

We operate three wholly owned subsidiary companies Callisto Research Labs, LLC, Synergy Pharmaceuticals Inc. (“Synergy”) and Callisto Pharma, GmbH (Germany); and we own one inactive subsidiary, IgX, Ltd (Ireland). We were incorporated in Delaware in May 2003 and our principal offices are at 420 Lexington Avenue, Suite 1609, New York, NY 10170.

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

ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors and the other information included herein (specifically, but not limited to, Item 9A of this annual report) as well as the information included in other reports and filings made with the SEC before investing in our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

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

WE HAVE INCURRED SIGNIFICANT LOSSES SINCE INCEPTION AND ANTICIPATE THAT WE WILL INCUR CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

As of December 31, 2006 and 2005, we had an accumulated deficit of $60,444,368 and $45,140,654, respectively. We have incurred losses in each year since our inception in 1996. We incurred a net loss of $12,919,229, $11,779,457 and $7,543,467 for the twelve months ended December 31, 2006, 2005 and 2004, respectively. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to incur significant and increasing operating losses for the next several years as we expand our research and development, continue our clinical trials of Atiprimod for the treatment of multiple myeloma and advanced carcinoid cancer, continue and initiate our clinical trials of L-Annamycin for the treatment of acute leukemias, acquire or license technologies, advance our other product candidates into clinical development, seek regulatory approval and, if we receive FDA approval, commercialize our products. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING

Our consolidated financial statements as of December 31, 2006 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2006. Our independent registered public accounting firm has issued a report dated April 13, 2007 that included an explanatory paragraph referring to our recurring losses from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We expect that our cash used in operating activities will increase significantly for the next several years. For the years ended December 31, 2006, 2005 and 2004 we used approximately $8.3 million, $8.7 million and $4.7 million in operating activities, respectively.

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

To date, our sources of cash have been primarily limited to the sale of our equity securities. Net cash provided by financing activities for the twelve months ended December 31, 2006, 2005 and 2004 was approximately $10.8 million, $4.8 million and $6.1 million, respectively. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates. We also may be required to:

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

This regulatory review and approval process, which includes evaluation of preclinical studies and clinical trials of a product candidate as well as the evaluation of our manufacturing process and our contract manufacturers’ facilities, is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that the product candidate is both safe and effective for each indication where approval is sought. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. We cannot predict if or when we might submit for regulatory review any of our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval. Also, an approval might contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use.

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

IF THE FDA DOES NOT APPROVE OUR CONTRACT MANUFACTURERS’ FACILITIES, WE MAY BE UNABLE TO DEVELOP OR COMMERCIALIZE OUR PRODUCT CANDIDATES.

We rely on third-party contract manufacturers to manufacture our product candidates, and currently have no plans to develop our own manufacturing facility. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA. If the FDA does not approve these facilities for the manufacture of our product, we may need to fund additional modifications to our manufacturing process, conduct additional validation studies, or find alternative manufacturing facilities, any of which would result in significant cost to us as well as a delay of up to several years in obtaining approval for and manufacturing of our product candidates. In addition, our contract manufacturers will be subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies for compliance with good manufacturing practices regulations, or cGMPs, and similar foreign standards. These regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to our product candidates. We do not have control over our contract manufacturers’ compliance with these regulations and standards. Failure by our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant market approval of drugs, delays, suspension or withdrawals of approvals, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. In addition, we have no control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturers to comply with or maintain any of these standards could adversely affect the development of our product candidates and our business.

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

EVEN IF WE RECEIVE REGULATORY APPROVAL FOR OUR PRODUCT CANDIDATES, WE WILL BE SUBJECT TO ONGOING SIGNIFICANT REGULATORY OBLIGATIONS AND OVERSIGHT.

If we receive regulatory approval to sell our product candidates, the FDA and foreign regulatory authorities may, nevertheless, impose significant restrictions on the indicated uses or marketing of such products, or impose ongoing requirements for post-approval studies. Following any regulatory approval of our product candidates, we will be subject to continuing regulatory obligations, such as safety reporting requirements, and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. If we become aware of previously unknown problems with any of our product candidates here or overseas or our contract manufacturers’ facilities, a regulatory agency may impose restrictions on our products, our contract manufacturers or on us, including requiring us to reformulate our products, conduct additional clinical trials, make changes in the labeling of our products, implement changes to or obtain re-approvals of our contract manufacturers’ facilities or withdraw the product from the market. In addition, we may experience a significant drop in the sales of the affected products, our reputation in the marketplace may suffer and we may become the target of lawsuits, including class action suits. Moreover, if we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. Any of these events could harm or prevent sales of the affected products or could substantially increase the costs and expenses of commercializing and marketing these products.

WE RELY ON THIRD PARTIES TO CONDUCT OUR CLINICAL TRIALS. IF THESE THIRD PARTIES DO NOT SUCCESSFULLY CARRY OUT THEIR CONTRACTUAL DUTIES OR MEET EXPECTED DEADLINES, WE MAY NOT BE ABLE TO SEEK OR OBTAIN REGULATORY APPROVAL FOR OR COMMERCIALIZE OUR PRODUCT CANDIDATES.

We have agreements with third-party contract research organizations, (“CRO” or “CROs”), to provide monitors and to manage data for our clinical programs. We and our CROs are required to comply with current Good Clinical Practices, (“GCP” or “GCPs”), regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. In the future, if we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials for products in clinical development comply with GCPs. In addition, our clinical trials must be conducted with product produced under cGMP regulations, and will require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly Gary S. Jacob, Ph.D., our Chief Executive Officer. The loss of services of Dr. Jacob or one or more of our other members of senior management could delay or prevent the successful completion of our planned clinical trials or the commercialization of our product candidates.

The competition for qualified personnel in the biotechnology and pharmaceuticals field is intense. We will need to hire additional personnel as we expand our clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and other companies. We do not carry “key person” insurance covering any members of our senior management other than Dr. Jacob.

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

WE WILL NEED TO INCREASE THE SIZE OF OUR ORGANIZATION, AND WE MAY EXPERIENCE DIFFICULTIES IN MANAGING GROWTH.

We are a small company with 9 full-time and 3 part-time employees as of March 30, 2007. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Over the next 12 months depending on the progress of our planned clinical trials, we plan to add additional employees to assist us with our clinical programs. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

These proposals have included prescription drug benefit proposals for Medicare beneficiaries introduced in Congress. Legislation creating a prescription drug benefit and making certain changes in Medicaid reimbursement has recently been enacted by Congress and signed by the President. Given this legislation’s recent enactment, it is still too early to determine its impact on the pharmaceutical industry and our business. Further federal and state proposals are likely. The potential for adoption of these proposals affects or will affect our ability to raise capital, obtain additional collaborators and market our products. We expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals. Our results of operations could be adversely affected by future healthcare reforms.

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

As of December 31, 2006, we own and/or have licensed rights to 15 issued United States patents and 7 United States patent applications. We have approximately 150 issued and/or pending foreign patent applications. We may file additional patent applications and extensions. Our issued United States patents we own and license primarily are composition of matter and formulation patents related to Atiprimod and L-Annamycin. Our composition of matter patents for L-Annamycin and Atiprimod expire in 2017 and 2016, respectively. Our formulation patents for L-Annamycin and Atiprimod dimaleate (preferred salt form) both expire in 2016.

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

If we choose to go to court to stop someone else from using the inventions claimed in our licensed patents, that individual or company has the right to ask the court to rule that these patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if we were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to these patents.

Furthermore, a third party may claim that we are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court will order us to pay the other party damages for having violated the other party’s patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

Because some patent applications in the United States of America may be maintained in secrecy until the patents are issued, because patent applications in the United States of America and many foreign jurisdictions are typically not published until eighteen months after filing, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our licensors’ issued patents or our pending applications or our licensors’ pending applications or that we or our licensors were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our or our licensors’ patent applications and could further require us to obtain rights to issued patents covering such technologies. If another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the United States Patent and Trademark Office to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our United States patent position with respect to such inventions.

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

THE LIQUIDITY OF YOUR STOCK DEPENDS IN PART ON CONTINUED LISTING OF OUR SHARES OF COMMON STOCK ON THE AMERICAN STOCK EXCHANGE.

On October 3, 2006, we received notice (the “Deficiency Letter”) from the staff of the American Stock Exchange (the “Exchange”) indicating that we are not  in compliance with certain continued listing standards, specifically, Section 1003(a)(i) of the Company Guide with shareholders’ equity of less than $2,000,000 and losses from continuing operations and/or net losses in two of our three most recent fiscal years and Section 1003(a)(iv) of the Company Guide in that we have sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether we will be able to continue operations and/or meet our obligations as they mature.

On November 2, 2006 we submitted a plan advising the American Stock Exchange of the actions  we have taken, or will take, that would bring us into compliance with Section 1003(a)(iv) of the Company Guide by April 3, 2007 and with Section 1003(a)(i) of the Company Guide by April 3, 2008 . The plan was approved on January 24, 2007. We will continue to maintain our listing during the plan period of up to 18 months, during which time we will be subject to periodic review to determine if we are making progress consistent with the plan. If we are not in compliance with the continued listing standards at the end of the plan period, or we do not make progress consistent with the plan during the plan period, the American Stock Exchange  staff may initiate delisting proceedings. There is no guarantee that we will be able to make progress consistent with the plan. While the plan is under periodic review by the American Stock Exchange, we expect that our common stock will continue to trade without interruption on the American Stock Exchange. If we are delisted by the American Stock Exchange you may experience difficulty in trading your shares of our common stock.

WE HAVE IDENTIFIED MATERIAL WEAKNESSES IN OUR DISCLOSURE CONTROLS AND PROCEDURES. IN ADDITION, WE MAY EXPERIENCE ADDITIONAL MATERIAL WEAKNESSES IN THE FUTURE. ANY MATERIAL WEAKNESSES IN OUR DISCLOSURE CONTROLS AND PROCEDURES OR OUR FAILURE TO REMEDIATE SUCH MATERIAL WEAKNESSES COULD RESULT IN A MATERIAL MISSTATEMENT IN OUR FINANCIAL STATEMENTS NOT BEING PREVENTED OR DETECTED AND COULD AFFECT INVESTOR CONFIDENCE IN THE ACCURACY AND COMPLETENESS OF OUR FINANCIAL STATEMENTS, AS WELL AS OUR STOCK PRICE.

We have identified material weaknesses in our disclosure controls and procedures relating to our lack of sufficient internal accounting personnel and segregation of duties necessary to ensure that adequate review of our financial statements and notes thereto is performed. These material weaknesses and our remediation plans are described further in ITEM 9A “CONTROLS AND PROCEDURES” of this report. Material weaknesses in our disclosure controls and procedures could result in material misstatements in our financial statements not being prevented or detected. We may experience difficulties or delays in completing remediation or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could affect investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

WE ARE AT RISK OF SECURITIES CLASS ACTION LITIGATION.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. If we faced such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

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

ITEM 3. LEGAL PROCEEDINGS.

On November 2, 2006, Trilogy Capital Partners, Inc. filed suit against us in Superior Court of the State of California, County of Los Angeles, Central District, alleging that we breached a Letter of Engagement dated July 18, 2005 between us and Trilogy by failing to pay certain fees.  Additionally, Trilogy alleges that we breached a consulting agreement dated January 1, 2006 between us and MBA Holdings, LLC (later assigned to Trilogy) by failing to pay certain consulting fees.  Trilogy is seeking payment in the aggregate amount of $94,027.55 plus interest and attorneys fees.  On December 27, 2006, we filed an answer to the Trilogy complaint denying the allegations in the Trilogy complaint and On the same date, we filed a cross-complaint against Trilogy in Superior Court of the State of California, County of Los Angeles, Central District, alleging, among other things, that Trilogy breached the Letter of Engagement with us by failing to provide the agreed-upon services and fraudulently induced us to enter into the Letter of Engagement by  misrepresenting its capabilities.  We are asking for unspecified damages plus attorneys’ fees.  On January 23, 2007, Trilogy answered our cross-complaint denying all of the allegations. The court has ordered the parties to mediation to be completed by November 20, 2007.

On December 21, 2006, we filed a complaint against Tapestry Pharmaceuticals, Inc., Leonard P. Shaykin and Kai P. Larson in the Supreme Court of the State of New York alleging that Tapestry used information they obtained pursuant to a confidential disclosure agreement between us and Tapestry to cause Donald Picker, Ph.D., our former Executive Vice President, Research & Development, to resign and accept a position with Tapestry.  In addition, we are alleging that Tapestry fraudulently entered into the confidential disclosure agreement with us and intentionally interfered with Dr. Picker’s employment agreement with us.  We are seeking actual and punitive damages. As of April 9, 2007 the discovery process is ongoing and the defendants have filed a motion to dismiss the complaint against Messrs. Shaykin and Larsen.

We are not a party to any other pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 18, 2006, we held a Special Meeting of Stockholders and we disclosed the results of the matter voted on in our Quarterly Report on Form 10-Q filed on August 14, 2006.  Our Annual Meeting of Stockholders was held on October 12, 2006 and we disclosed the results of the matters voted on in our Quarterly Report on Form 10-Q filed on November 20, 2006.  At a Special Meeting of Stockholders on March 2, 2007, two matters were voted upon.  A description of each matter and a tabulation of the votes for each of the matters follow:

1.   Proposal to approve the potential issuance of up to 17,448,427 shares of our common stock (issuable upon the conversion of 614,125 shares of Series A Convertible Preferred Stock and the exercise of 9,260,094 common stock purchase warrants)  at a price below fair market value issued in connection with a private placement conducted October 2006-January 2007.

Votes
For	Against	Abstain
17,271,006	356,278	8,965,182

2.  Proposal to amend our Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock, par value $.0001 per share, from 100,000,000 shares to 150,000,000 shares

Votes
For	Against	Abstain
26,050,328	517,912	37,592

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock has been quoted on the American Stock Exchange under the symbol “KAL” since October 25, 2004. The following table shows the reported high and low closing prices per share for our common stock as reported on the American Stock Exchange.

2006	HIGH	LOW

Fourth Quarter	$0.97	$0.71

Third Quarter	1.25	0.81

Second Quarter	1.54	1.16

First Quarter	1.70	1.34

2005	HIGH	LOW

Fourth Quarter	$1.53	$1.01

Third Quarter	1.42	0.97

Second Quarter	1.50	0.95

First Quarter	1.98	1.30

NUMBER OF STOCKHOLDERS

As of March 30, 2007, we had 145 holders of record of our common stock.

DIVIDEND POLICY

Historically, we have not declared paid any cash dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of December 31, 2006.

			Number of Options
	Number of		Remaining Available for
	Shares of Common		Future Issuance Under
	Stock to be Issued upon	Weighted-Average Exercise	Equity Compensation Plans
	Exercise of Outstanding	Price of Outstanding	(excluding securities
	Options and warrants	Options and warrants	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans
Approved by Stockholders	5,701,042	$1.76	5,044,000

Equity Compensation Plans
Not Approved by Stockholders (1)	18,193,487	$1.05	—

Total	23,894,529	$1.22	5,044,000

(1)

Consists of 2,352,333 stock options not subject to any of our stock option plans and 15,841,154 warrants. These non-plan stock options and warrants have been primarily issued in conjunction with our private placements of common stock and consulting services agreements as discussed in Notes 5, 6 and 8 to our consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the twelve months ended December 31, 2006, 2005 and 2004 and the balance sheet data at December 31, 2006 and 2005 are derived from our audited financial statements which are included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2003 and 2002 and the balance sheet data at December 31, 2004, 2003 and 2002 are derived from our audited financial statements which are not included in this Form 10-K. Our historical results are not necessarily indicative of results to be expected for future periods. The following information is presented in thousands, except per share data.

	For the Twelve Months Ended December 31,
	2006	2005	2004	2003	2002
Consolidated Statements of Operations Data:
Revenues	$-0-	$-0-	$-0-	$-0-	$-0-
Operating expenses:
Research and development	6,032	6,431	4,325	1,804	491
Government grant	(353)	(226)	(266)	—	—
Purchased in process research and development	—	—	210	6,735	—
General and administrative	5,113	4,968	3,568	1,611	1,228
Stock-based compensation - non-employees	1,374	889	20	3,187	—
Loss from operations	(12,166)	(12,062)	(7,857)	(13,337)	(1,719)
Other income (expense)	(802)	177	229	222	—
Interest and investment income	49	105	84	9	34
Net loss	(12,919)	(11,780)	(7,544)	(13,106)	(1,685)
Preferred stock beneficial conversion feature accreted as a dividend	(2,385)	—	—	—	—
Net loss available to common stockholders	$(15,304)	$(11,780)	$(7,544)	$(13,106)	$(1,685)

Net loss per common share — basic and diluted	$(0.40)	$(0.37)	$(0.26)	$(0.61)	$(0.10)
Weighted average number of common shares outstanding — basic and diluted	37,941	31,527	28,485	21,358	17,319

	As of December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,904	$1,421	$5,323	$3,956	$2,223
Total assets	4,051	1,684	5,470	4,119	2,272
Total current liabilities	3,201	2,017	1,220	1,264	440
Accumulated deficit during development stage	(60,444)	(45,141)	(33,361)	(25,818)	(12,711)
Total stockholders’ equity (deficit)	$850	$(333)	$4,249	$2,855	$1,829

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and other financial information appearing elsewhere in this Annual Report. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties.

OVERVIEW

We are a development stage biopharmaceutical company, whose primary focus is on biopharmaceutical product development. Since inception in June 1996 our efforts have been principally devoted to research and development, securing patent protection, obtaining corporate relationships and raising capital. Since inception through December 31, 2006, we have sustained net losses of $58,059,883. Our losses have resulted primarily from expenditures in connection with our clinical development of licensed products, the purchase of in-process research and development, stock based compensation expense, patent filing and maintenance, outside accounting and legal services and regulatory consulting fees.

From inception through December 31, 2006 we have not generated any revenue from operations. We expect to incur substantial and increasing losses for the next several years as we develop our product candidates, expand our clinical development team and prepare for the commercial launch of our product candidates. We do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years, if at all.

Our research and development expenses consist primarily of costs associated with clinical development team salaries and staff costs, application and filing for regulatory approval of our proposed products, regulatory and scientific consulting fees, clinical and patient costs for product candidates in on-going trials, sponsored pre-clinical research, royalty payments as well as legal and professional fees associated with filing and maintaining our patent and license rights to our proposed products. We expense all research and development costs as they are incurred. We expect our research and development expenses to increase significantly in the future as we develop our product candidates.

Our general and administrative expenses primarily include personnel and related costs, rent and professional accounting and corporate legal fees. We expect our general and administrative expenses to increase significantly over the next few years as we continue to build our operations to support our product candidates and as we incur costs associated with being a publicly traded company.

HISTORY

In March 2002, Callisto Pharmaceuticals, Inc. (“Old Callisto”), a non-public company, purchased 99.7% of the outstanding common shares of Webtronics, Inc., a public company (“Webtronics”), for $400,000. Webtronics was incorporated in Florida on February 2, 2001 and had limited operations during the year ended December 31, 2002. On April 30, 2003, pursuant to an Agreement and Plan of Merger dated March 10, 2003, as amended April 4, 2003, Synergy Acquisition Corp., a wholly-owned subsidiary of Webtronics merged into Synergy Pharmaceuticals Inc. (“Synergy”) and Callisto Acquisition Corp., a wholly-owned subsidiary of Webtronics merged into Old Callisto (collectively, the “Merger”). As a result of the Merger, Old Callisto and Synergy became wholly-owned subsidiaries of Webtronics. Old Callisto changed its name to Callisto Research Labs, LLC and Webtronics changed its name to Callisto Pharmaceuticals, Inc. and changed its state of incorporation from Florida to Delaware.

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to focus primarily on the clinical development of our two drugs, Atiprimod and L-Annamycin, to treat neuroendocrine carcinomas (including advanced carcinoid cancer), adult and pediatric acute leukemia (a disease of the white blood cells) and multiple myeloma (an incurable blood cancer that invades and proliferates in bone marrow).

Our lead drug candidate, Atiprimod, is an orally administered drug with antiproliferative and antiangiogenic activity. We are presently enrolling patients in two clinical trials in low to intermediate grade neuroendocrine cancer and relapsed or refractory multiple myeloma at a number of clinical sites in the U.S.  On November 7, 2006, we announced the initiation of a multi-center open-label Phase II clinical trial of Atiprimod in low- to intermediate-grade neuroendocrine cancers, including advanced carcinoid cancer patients. This trial is based on earlier encouraging clinical results from an ongoing trial of Atiprimod in advanced cancer patients that showed stable disease and disease-related symptom relief in patients with advanced carcinoid cancer.  Atiprimod is also in a multi-center, dose-escalation Phase I/IIa clinical trial in relapsed or refractory multiple myeloma patients.  In December 2005, we announced interim results from this trial on 15 patients treated with Atiprimod, including 3 patients at the highest dose level of 180 mg/day. Two patients exhibited stable disease, with one patient having a 34% decrease in M protein (measure of tumor burden) over 3 months of treatment. In 2006, we amended the protocol to continue the trial at higher dose levels and currently have this trial underway at clinical sites in the U.S.

Our second lead drug candidate, L-Annamycin, earlier completed an initial Phase I/IIa clinical trial in relapsed or refractory leukemia patients with a prior sponsor. L-Annamycin is a novel compound from the anthracycline family of proven anti-cancer drugs, which has a novel therapeutic profile, including activity against drug resistant tumors and significantly reduced cardiotoxicity, or damage to the heart. L-Annamycin was in-licensed by Callisto in October, 2004 and is presently in two clinical trials: 1) a Phase I/IIa clinical trial in adult relapsed or refractory acute lymphocytic leukemia (ALL) patients at three clinical sites in the U.S.; and 2) a Phase I clinical trial in children and young adults with relapsed or refractory ALL or AML.

ATIPRIMOD TO TREAT ADVANCED CARCINOID CANCER PATIENTS AND MULTIPLE MYELOMA

On August 28, 2002, our wholly-owned subsidiary, Synergy, entered into a worldwide license agreement with AnorMED Inc. (“AnorMED”), a Canadian corporation, to research, develop, sell and commercially exploit the Atiprimod (SKF 106615) patent rights.

Atiprimod is one of a class of compounds known as azaspiranes and was originally developed as a potential treatment for rheumatoid arthritis based on encouraging data from a number of animal models of arthritis and autoimmune indications. The development of this drug originated with a partnership between AnorMED and SmithKline Beecham (“SKB”) that led to the successful filing of an investigational new drug application, or IND, and completion of three Phase I clinical trials involving a total of 63 patients. The drug successfully completed both single and multiple dose Phase I clinical trials in patients with rheumatoid arthritis. Both trials evaluated the safety and pharmacokinetics (how the body takes up and eliminates drugs) of Atiprimod and showed that the drug is well tolerated. In the third Phase I clinical trial, the drug was found to be well tolerated in an open label extension study performed with 43 patients from the first two studies, with patients on the drug for as long as one year.

PRECLINICAL STUDIES

Atiprimod’s specific ability to lower the level of key growth factors, known to play an important role in the development of multiple myeloma, is the basis for its potential use as a drug to treat this disease. Atiprimod was previously shown to inhibit the production of the pro-inflammatory mediators IL-6 and TNF (alpha) in a number of animal models of inflammation and autoimmune disease. Atiprimod was also demonstrated using in vitro models of tumor cell growth to inhibit proliferation of a number of human multiple myeloma cell lines. Characterization of the mechanism of Atiprimod’s antiproliferative activity in a series of experiments showed that the drug works by inducing apoptosis (programmed cell death) in myeloma cells. In a second series of experiments performed with Atiprimod on co-cultures composed of multiple myeloma cells plus bone marrow stromal cells (used to simulate the human disease), the drug was found to have a profound effect on secretion of the angiogenic (blood vessel related) growth factor VEGF. A separate set of experiments also suggest an additional explanation for the disease-modifying activity of Atiprimod originally observed in chemically-induced arthritic-rat animal studies, and provide a further rationale for the application of this drug to treat multiple myeloma. Using a bone resorption assay (bone degradation experiment) to measure the effect of drug on osteoclast-mediated bone resorption, Atiprimod demonstrated a profound effect on osteoclast, or white blood cell, function. The drug appears to be selectively toxic for activated osteoclasts, displaying a negligible effect on bone marrow stromal cells.

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

DEVELOPMENT STRATEGY

Atiprimod commenced a Phase I/IIa clinical trial in relapsed or refractory multiple myeloma patients on May 26, 2004. These are patients that have a re-occurrence of active disease, and no longer respond to approved therapies. The Phase I/IIa clinical trial is an open label study, with the primary objective of assessing safety of drug and identifying the maximum tolerated dose. The secondary objectives are to measure the pharmacokinetics, evaluate the response in patients with refractory disease and to identify possible surrogate responses to the drug to better determine the mechanism of drug action.  In December 2005, we announced interim results from this trial performed in relapsed or refractory multiple myeloma patients which consisted of 15 patients treated with Atiprimod, including 3 patients at the highest dose level of 180 mg/day. Two patients exhibited stable disease, with one patient having a 34% decrease in M protein (measure of tumor burden) over 3 months of treatment. It was also noted that two patients reported a subjective decrease in bone pain.  In 2006, we amended the protocol to continue the trial at higher dose levels and currently have this trial open at 4 clinical sites in the U.S.

On March 15, 2005, we announced a second Phase I/IIa clinical trial of Atiprimod in advanced cancer patients. The trial is entitled: “An Open Label Study of the Safety and Efficacy of Atiprimod Treatment for Patients with Advanced Cancer”.  The primary objective is to assess the safety and determine the maximum tolerated dose of Atiprimod in advanced cancer patients. The secondary objectives are to measure the pharmacokinetics of Atiprimod and evaluate the response in a variety of relapsed solid tumors and hematological malignancies. This study was conducted at the University of Texas M.D. Anderson Cancer Center, and was closed to enrollment in November, 2006.

On November 7, 2006, we announced the initiation of a multi-center, open-label Phase II clinical trial of Atiprimod in low to intermediate grade neuroendocrine carcinomas, including advanced carcinoid cancer patients. This trial is based on encouraging clinical results from the Phase I clinical trial in advanced cancer patients that showed stable disease and a reduction in disease-related symptoms in patients with advanced carcinoid cancer.  The first study site to enter the trial was the Hematology Oncology Services of Arkansas in Little Rock, Arkansas.  On January 31, 2007 we announced the opening of a second site for this trial – the Dana-Farber Cancer Institute in Boston, MA.  Subjects will also be seen at the following facilities: Brigham and Women’s Hospital, Massachusetts General Hospital and Beth Israel Deaconess Medical Center. On March 12, 2007 we announced the opening of the third site for this trial – The Physician Offices at Mount Sinai Medical Center, NY

The primary objective of the Phase II clinical trial is to evaluate efficacy of Atiprimod in patients with low to intermediate grade neuroendocrine carcinoma who have metastatic or unresectable cancer and who have either symptoms, despite standard therapy (octreotide), or progression of neuroendocrine tumors. Patients, after signing an informed consent, are required to complete two weeks of a symptoms diary to establish their symptoms baseline before commencing Atiprimod dosing. A maximum of 40 evaluable patients will be enrolled in this trial. Efficacy evaluations will include the measure of target lesions (per RECIST), and the quantization of symptom relief.

MANUFACTURING OF ATIPRIMOD

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

COMPLETED CLINICAL STUDIES

L-Annamycin was evaluated previously by Aronex Pharmaceuticals, Inc. in 3 clinical trials: 1) a Phase I clinical trial in 36 patients with relapsed solid tumors, 2) a Phase II clinical trial in 13 patients with doxorubicin-resistant breast cancer, and 3) a Phase I/IIa trial in 20 patients with relapsed/refractory AML and ALL. In the initial Phase I study, L-Annamycin was administered by a single 1- to 2-h intravenous infusion at 3-week intervals. Thirty-six patients with relapsed solid tumors were treated and 109 treatment courses were administered at doses ranging from 3 to 240 mg/m2. No cardiotoxicity was seen on biopsy of heart tissue of four patients studied. The maximum tolerated dose (MTD) for L-Annamycin in solid tumor patients was found to be 190 mg/m2. A second Phase II study of L-

Annamycin was performed in 13 women with doxorubicin-resistant breast cancer. The median number of prior chemotherapy regimes was two, and six patients had two or more organ sites of involvement. L-Annamycin was administered at 190-250 mg/m2 as a single i.v. infusion over 1-2 h every 3 weeks. Of the 13 patients, 12 had clear deterioration and new tumor growth after one or two courses.

The potential of a less cardiotoxic drug that was active against multi-drug resistant tumors led to a third trial in relapsed leukemia patients (both AML and ALL). The trial involved 20 patients with relapsed/refractory AML (n=17) or ALL (n=3). The conclusions drawn from the trial were that L-Annamycin was safe, well tolerated and showed potential clinical activity in patients with acute leukemias, and that further evaluation of this novel anthracycline in patients with hematopoietic, or blood borne, malignancies was clearly warranted.

DEVELOPMENT STRATEGY

We began a Phase I clinical trial at The University of Texas M.D. Anderson Cancer Center in adult relapsed or refractory acute lymphocytic leukemia (ALL) patients on December 1, 2005. Additional sites enrolled in this study include the Roswell Park Cancer Institute (Buffalo, NY) and the Montefiore Medical Center (New York, NY). The single-arm, open-label L-Annamycin trial is designed to enroll patients in a dose escalation Phase I portion followed by 10 patients at a final fixed dose in the Phase II portion once the maximum tolerated dose (MTD) is determined.  Up to 34 adult patients can be treated in this single-arm trial.

On February 22, 2007, we announced the opening of a Phase I clinical trial of L-Annamycin in pediatric relapsed or refractory ALL or AML patients. The trial is presently open at two sites in the U.S., Phoenix Children’s Hospital, Phoenix, AZ, and the University of Arizona, Tucson, AZ.

MANUFACTURING OF ANNAMYCIN

An improved manufacturing method for Annamycin has been developed at Antibioticos S.p.A., our commercial supplier of GMP (“Good Manufacturing Practice”) drug substance. GMP material is currently being produced in sufficient quantity for all three anticipated trials outlined in the development strategy section. The analytical methods developed previously have been successfully transferred, and are in the process of being validated by Quantitative Technologies, Inc., our analytical contract research organization, or CRO, for Annamycin development work. The final lyophilized GMP formulated drug product is being manufactured by Pharmaceutical Services, Inc., who previously produced final product for the earlier clinical trials. Currently, Antibioticos S.p.A. is our sole supplier of Annamycin for our clinical trials. Our agreement with Antibioticos provides that Antibioticos will provide 400 grams of GMP drug substance (Annamycin) for our L-Annamycin clinical trials. Upon the conclusion of our Phase IIb clinical trials, the agreement provides that the parties will negotiate in good faith towards a commercial supply agreement for Annamycin.

ORPHAN DRUG STATUS OF ATIPRIMOD AND L-ANNAMYCIN

On January 6, 2004, we announced that the Office of Orphan Products Development of the FDA granted orphan drug designation to Atiprimod for the treatment of multiple myeloma.  On September 26, 2006, we announced that the Office of Orphan Products Development of the FDA granted orphan drug designation to Atiprimod for the treatment of carcinoid tumors.   On June 24, 2005, we announced that the Office of Orphan Products Development of the FDA granted orphan drug designation to L-Annamycin for the treatment of acute lymphoblastic leukemia. On June 28, 2005, we announced that the Office of Orphan Products Development of the FDA granted orphan drug designation to L-Annamycin for the treatment of acute myeloid leukemia. The FDA grants orphan drug status for drug candidates that are intended to treat rare life-threatening diseases that, at the time of application, affect no more than 200,000 patients in the United States. The drug must have the ability to provide significant patient benefit over currently available treatment or fill an unmet medical need. Orphan drug designation entitles us to seven years of market exclusivity in the United States of America, and ten years of market exclusivity in Europe, upon FDA marketing approval, provided that we continue to meet certain conditions established by the FDA. Once the FDA grants marketing approval of a new drug, the FDA will not accept or approve other applications to market the same medicinal product for the same therapeutic indication. Other incentives provided by orphan status include certain tax benefits, eligibility for research grants and protocol assistance. Protocol assistance includes regulatory assistance and possible exemptions or reductions of certain regulatory fees.

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

We have successfully developed a potent analog (synthetic molecule) of uroguanylin called Guanilib (formerly called SP304). Guanilib has been demonstrated to be superior to uroguanylin in its biological activity, protease stability and pH characteristics. Guanilib is currently undergoing pre-clinical animal studies as a treatment for gastrointestinal or GI inflammation in a collaborative study involving clinical gastroenterologist Dr. Scott Plevy of the University of North Carolina, Chapel Hill, NC. Recent results from his laboratory showed that Guanilib was efficacious in treatment of ulcerative colitis in mice. A patent allowance covering therapeutic applications of Guanilib in colon cancer and GI inflammatory diseases has recently been granted by the U.S. Patent and Trademark Office.

DEGRASYNS

On January 10, 2006, we entered into a license agreement with the University of Texas M.D. Anderson Cancer Center whereby we were granted the exclusive right to manufacture, have manufactured, use, import, offer to sell and/or sell anti-cancer compounds called tyrphostins (renamed Degrasyns). Degrasyns are a second-generation class of tyrphostins developed by scientists at the University of Texas M.D. Anderson Cancer Center that have a novel anti-cancer mechanism-of-action that centers on their ability to selectively degrade key proteins that are involved in tumor cell proliferation and survival. We plan to work closely with scientists at the University of Texas M.D. Anderson Cancer Center during 2007 to bring forward a pre-clinical candidate for development in the clinic.

SUPERANTIGEN-BASED BIOTERORRISM DEFENSE

On August 20, 1996, we entered into a license agreement to research, develop, sell and commercially exploit certain Rockefeller University (“Rockefeller”) licensed patents covering peptides and antibodies useful in treating toxic shock syndrome and septic shock. In addition, on July 25, 2001, we entered into a license agreement for two additional patents related to the regulation of exoproteins in staphylococcus aureus.

On April 1, 2005 we were awarded a two-year $885,641 biodefense partnership grant from the National Institute of Allergy and Infectious Diseases (“NIAID”) to develop a monoclonal antibody and vaccine against bacterial superantigen toxins. The goal was to design a monoclonal antibody and vaccine that prevent the unregulated activation of T-cells (human white blood cells) by bacteria from the class of staphylococcus aureus and streptococcus pyogenes. Funding for this program will end in the spring of 2007.  Because the bioterrorism program is not a core activity of Callisto, we expect to terminate further development work upon the expiration of the research grant.

EMPLOYEES

Our plan is to use contract research organizations (“CRO”) for most of our development efforts, including monitoring of clinical trial results, thus minimizing the need to hire full time employees. As of March 30, 2007, we had 9 full-time and 4 part-time employees.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2006.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in Note 3 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We rely heavily on incentive compensation in the form of stock options to recruit, retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options is designed to provide long-term incentives, develop and maintain an ownership stake and conserve cash during our development stage. Since inception through December 31, 2006 stock based compensation expense has totaled $16,517,445 or 27% of our total accumulated deficit of $60,444,368.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and accordingly we adopted SFAS 123R on January 1 , 2006.

SFAS 123R provides for two transition methods. The “modified prospective” method requires that share-based compensation expense be recorded for any employee options granted after the adoption date and for the unvested portion of any employee options outstanding as of the adoption date. The “ modified retrospective “ method requires that, beginning in the first quarter of 2006, all prior periods presented be restated to reflect the impact of share-based compensation expense consistent with the proforma disclosures previously required under SFAS 123. We have elected to use the “modified prospective “ method in adopting this standard.

Prior to January 1, 2006, we had adopted SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As provided for by SFAS 123, we had elected to continue to account for stock-based compensation according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, compensation expense had been recognized to the extent of employee services rendered based on the intrinsic value of stock options granted under the plan.

SFAS 123R did not change the way we account for non-employee stock-based compensation. We continue to account for shares of common stock, stock options and warrants issued to non-employees based on the fair value of the stock, stock option or warrant.

For all fair value computations required for employee and non-employee stock-based compensation we use the Black-Scholes option-pricing model which requires assumptions for expected stock price volatility, expected term of the option, risk-free interest rate and expected dividend yield at the grant date. Our stock price fluctuated from $3.95 per share as of December 31, 2003 to $0.86 per share as of December 29, 2006.

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

We had no revenues during the twelve months ended December 31, 2006 and 2005 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses decreased $398,551, or 6%, to $6,031,953 for the twelve months ended December 31, 2006 from $6,430,504 for the twelve months ended December 31, 2005. The single most significant factor contributing to this decrease in research and development expense was our L-Annamycin project where our program expenses decreased to approximately $1,300,000 during the twelve months ended December 31, 2006. Program expenses, incurred with outside contract research organizations (“CROs”), include hospital patient costs, blood testing, drug formulation, synthesis, tableting, data collection, clinical monitoring and FDA consultants. This decreased level of expenditure during the twelve months ended December 31, 2006 compared to approximately $2,500,000 during the twelve months ended December 31, 2005 during which period we purchased and expensed a supply of drug substance which was used in our 2006 Annamycin clinical trials. Atiprimod clinical program expenses decreased to approximately $1,700,000 during the twelve months ended December 31, 2006 as compared to approximately $1,900,000 for the twelve months ended December 31, 2005. Partially offsetting this decrease in L-Annamycin and Atiprimod program expenses were higher expenditures for two of our pre-clinical drug candidates, Degrasyns and Guanilib, increasing to approximately $1,200,000 during the twelve months ended December 31, 2006, as compared to approximately $100,000 during the twelve months ended December 31, 2005. Research and development in-house overhead, not allocated to specific clinical programs,  totaled approximately $1,700,000, during the twelve months ended December 31, 2006, a decrease of approximately $100,000, or 5%, in line with our overall decrease in program expenses. Partially offsetting these decreases in the above cash-based expenditures was higher stock-based compensation expense associated with grants to research and development employees. During the twelve months ended December 31, 2006 and 2005 stock-based compensation expense totaled $420,683 and $276,250, respectively. This increase was primarily attributable to our adoption of SFAS 123R on January 1, 2006 (see Critical Accounting Policies above).

On April 1, 2005 we received an $885,641 biodefense partnership grant from the National Institute of Allergy and Infectious Diseases (“NIAID”) to develop a monoclonal antibody and vaccine against bacterial superantigen toxins over the next two years. Government grant funding under our NIAID grant for the twelve months ended December 31, 2006 and 2005 was $352,649 and $226,119, respectively.

General and administrative expenses for the twelve months ended December 31, 2006 were $5,112,876, an increase of $144,627 or 3%, from $4,968,249 for the twelve months ended December 31, 2005. This increase was entirely due to higher cash-based general and administrative expenses partially offset by lower stock-based compensation expense . Cash-based general and administrative expenses increased approximately $400,000, or 12%, primarily due to approximately $300,000 of increased investor relations costs and $150,000 in higher bonuses, partially offset by lower Sarbanes-Oxley compliance testing services, as a result of regulatory extensions during 2006.  Stock-based compensation expense, attributable to general and administrative employees, decreased approximately $300,000, or 24%, to approximately $950,000 during the twelve months ended December 31, 2006.

Stock-based compensation attributable to non-employees recorded during the twelve months ended December 31, 2006 totaled $1,373,991 as compared to $889,277 recorded during the twelve months ended December 31, 2005.  This increase of $484,714 or 55% was primarily attributable to the expense associated with 872,188 warrants we issued to certain investor relations consultants. The warrants vested on the date of issuance and the fair value of these warrants using the Black-Scholes methodology was $411,112.

Other expense for the twelve months ended December 31, 2006 of $801,690 was entirely attributable to liquidated damages incurred for not having filed a registration statement covering our February and April 2006 private placements of common stock in accordance with the terms of the registration rights agreement we had with the investors. During the twelve months ended December 31, 2005 Synergy sold certain New Jersey State tax loss carry forwards under a state economic development program for cash of approximately $177,000. This state tax benefit was recorded as other income and as of December 31, 2005 we had no remaining New Jersey State tax loss carry forwards available for sale.

Net loss for the twelve months ended December 31, 2006 was $12,919,229 compared to a net loss of $11,779,457 reported for the twelve months ended December 31, 2005, increased for the reasons discussed above..

The beneficial conversion dividend accreted to the Series A preferred stockholders, upon issuance in the quarter ended December 31, 2006, was $2,384,485, resulting in a net loss available to common stockholders of $15,303,714 for the twelve months ended December 31, 2006. This compared to a net loss available to common stockholders of $11,779,457 reported for the twelve months ended December 31, 2005, during which period we had no preferred share transactions and thus no beneficial conversion feature that needed to be accreted as a dividend.

YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

We had no revenues during the twelve months ended December 31, 2005 and 2004 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses increased $2,104,531 or 49%, to $6,430,506 for the twelve months ended December 31, 2005 from $4,325,975 for the twelve months ended December 31, 2004. The single most significant factor contributing to this increase in research and development expense was our L-Annamycin project where our program expenses increased to approximately $2,500,000 during the twelve months ended December 31, 2005. We started our work on L-Annamycin in the latter part of 2004, and incurred approximately $300,000 in expenses during the twelve months ended December 31, 2004, primarily limited to a $100,000 initial license fee, $31,000 in patent related legal fees paid to The University of Texas M. D. Anderson Cancer Center and approximately $85,000 incurred with our clinical consultant to begin the process of developing protocols and obtaining investigational review board (“IRB”) approvals to start our trials. Atiprimod clinical trial expenses which include patient costs, drug formulation and tableting, data collection, monitoring, insurance, and FDA consultants increased approximately $500,000, or 35% to approximately $1,900,000 during the twelve months ended December 31, 2005 as compared to approximately $1,400,000 for the twelve months ended December 31, 2004. Also contributing to this increase in research and development expense in the twelve months ended December 31, 2005 were salaries and wages in the amount of $750,000 compared to $450,000 during the twelve months ended December 31, 2004, increasing approximately $300,000, or 67%. The increase was a result of hiring a chief medical officer, an in-house patent agent and several clinical trial associates to manage our clinical activities. Stock-based compensation attributable to research and development employees, recorded as research and development expense during the twelve months ended December 31, 2005, totaled $276,250 as compared to $1,508,588 recorded during the twelve months ended December 31, 2004. This decrease of approximately $1,200,000 was primarily attributable to the restructuring of Dr. Kunwar M. Shailubhai’s employment agreement during 2004, which resulted in additional stock-based compensation expense of approximately $1,100,000 during the twelve months ended December 31, 2004.

Government grant funding for the twelve months ended December 31, 2005 was $226,119 as compared to $265,697 for the twelve months ended December 31, 2004. Our 2005 funding was for work on a biodefense partnership grant from the National Institute of Allergy and Infectious Diseases to develop a monoclonal antibody and vaccine against bacterial superantigen toxins under our August 20, 1996 license with Rockefeller University. Our 2004 funding was from a grant from the National Institutes of Health for studies on Atiprimod. We request grant funding to reimburse research and development expenses as incurred and this reimbursement has been reported on our Consolidated Statements of Operations as a separate line item entitled “Government Grant”.

General and administrative expenses for the twelve months ended December 31, 2005 were $4,968,249, an increase of $1,401,522 or 39%, from $3,566,727 for the twelve months ended December 31, 2004. The increase was due primarily to approximately (i) $500,000 of increased investor relations costs, (ii) $270,000 in higher consulting fees for strategic planning and capital markets advice,(iii) $250,000 in higher personnel expenses primarily employee group insurance, payroll taxes and recruitment fees associated with staffing growth and (iv) $90,000 in higher costs related to our work on compliance with the Sarbanes-Oxley Act of 2002. Stock-based compensation attributable to general and administrative employees, recorded as general and administrative expense during the twelve months ended December 31, 2005, totaled $1,254,167 as compared to $1,203,954 recorded during the twelve months ended December 31, 2004.

Purchased in-process research and development was $0 and $209,735 for the twelve months ended December 31, 2005 and 2004 respectively. The 2004 expense was primarily in connection with the acquisition of rights to two key patents from Houston Pharmaceuticals, Inc.

Stock-based compensation attributable to non-employee consultants and advisors was $889,277 during the twelve months ended December 31, 2005 as compared to $20,228 for the previous year.  This increase was primarily attributable to the expense associated with warrants we issued to Trilogy Capital Partners to purchase 1,793,322 shares of our common stock at an exercise price of $1.03 per share. The fair value of the warrants using the Black-Scholes methodology is $1,469,431 which was recorded as stock-based compensation expense over the twelve month term of the service agreement entered into on July 18, 2005. During the twelve months ended December 31, 2005 the amortization of the Trilogy warrant stock-based compensation totaled $734,995, whereas we had no such expense during the twelve months ended December 31, 2004.

During December 2005 and 2004 Synergy sold certain New Jersey State tax loss carry forwards under a state economic development program for cash of approximately $177,000 and $233,000, respectively, the proceeds of which were used to support research and development activities in New Jersey. This state tax benefit was recorded as Other Income during the fourth quarters ended December 31, 2005 and 2004. As of December 31, 2005 Synergy had no remaining New Jersey State tax loss carry forwards available for sale.

Net loss for the twelve months ended December 31, 2005 was $11,779,457 compared to a net loss of $7,543,467 reported for the twelve months ended December 31, 2004. The increased net loss is primarily the result of higher research, development, general and administrative expenses discussed above net of lower stock based compensation and purchased in-process R&D.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006 we had $3,904,232 in cash and cash equivalents, compared to $1,420,510 as of December 31, 2005. This increase in cash of $2,483,722 during the twelve months ended December 31, 2006 was principally the result of approximately $10.8 million of cash provided from fund raising activities, partially offset by cash used in operating activities of $8.3 million during the twelve months ended December 31, 2006.

From October 2006 until January 2007, we placed 602,350 shares of Series A Convertible Preferred Stock and 8,031,333 warrants to certain investors for aggregate gross proceeds of $6,023,500. As of December 31, 2006 we had closed on 574,350 shares of such Series A Convertible Preferred Stock for aggregate gross proceeds of $5,743,500. The final traunche of this financing closed January 10, 2007 when we placed 28,000 shares of such Series A Convertible Preferred Stock for aggregate gross proceeds of $280,000. The shares of Series A Convertible Preferred Stock are convertible into shares of common stock at a conversion price of $0.75 per share.  The investors also are parties to a Registration Rights Agreement, dated as of October 23, 2006 pursuant to which  we agreed to file, within 60 days of closing, a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of the shares of common stock underlying the Series A Convertible Preferred Stock and the warrants issued to the investors. The warrants are immediately exercisable at $0.75 per share,   will expire five years from the date of issuance, and have certain antidilution rights for the twelve month period beginning on the effective date of the registration statement registering the shares of common stock underlying the warrants.  We paid aggregate fees and expenses of $485,308 ($448,908 prior to December 31, 2006) in cash, issued an aggregate 11,775 shares of Series A Convertible Preferred Stock and 1,228,761warrants to purchase common stock to certain selling agents. The warrants are immediately exercisable at $0.75 per share,will expire five years after issuance and have the same anti-dilutive rights as the investor warrants.  On January 12, 2007 we filed a registration statement on Form S-3 registering the common stock issuable upon (i) the conversion of the all Series A Convertible Preferred Stock, (ii) the exercise of all related investor warrants and (iii) the exercise of all selling agent warrants. On February 15, 2007 Amendment No.1 to this registration statement was declared effective by the SEC.

On February 3, 2006, we closed a private placement of 4,283,668 shares of common stock and 1,070,917 common stock purchase warrants to certain accredited investors at a price of $1.20 per share for aggregate proceeds of $5,140,210. We paid an aggregate $531,808 in fees and expenses; and issued an aggregate 390,284 warrants to certain selling agents. We also incurred $30,000 in legal fees directly associated with the closing.  On April 7, 2006 we had a second closing of the financing described above, in which we sold an additional 666,667 shares of common stock and issued 166,667 common stock purchase warrants at the same terms, for gross proceeds of $800,000, bringing the total gross proceeds of the financing to $5.94 million and net proceeds to $5.34 million. Placement agent fees of  $41,000 were paid on this second closing and three year warrants to purchase a total of 66,667 common shares at a per share price of $1.25 were issued to several selling agents

On August 22, 2005, we closed a private placement of 1,869,203 shares of common stock to certain of our existing stockholders. The shares were sold at a price of $0.97 per share for aggregate proceeds of approximately $1.8 million. We paid an aggregate $151,250 to certain selling agents.

On July 18, 2005, we entered into a letter of engagement with Trilogy Capital Partners, Inc. The term of the agreement is for one year beginning on July 18, 2005 and terminable thereafter by either party upon 30 days’ prior written notice. Pursuant to the agreement, Trilogy provided marketing and financial public relations services to us and assumed the responsibilities of an investor relations officer for us. We were obligated to pay Trilogy $12,500 per month under the agreement. Pursuant to the agreement, we also issued warrants to Trilogy to purchase 1,793,322 shares of our common stock at an exercise price of $1.03 per share, exercisable upon issuance and expiring on July 18, 2008. On July 5, 2006, we terminated this agreement.  This agreement is currently the subject of a lawsuit and cross-complaint between the parties discussed in Item 3 of this annual report.

On April 1, 2005 we were awarded a biodefense partnership grant from the National Institute of Allergy and Infectious Diseases (NIAID) to develop a monoclonal antibody and vaccine against bacterial superantigen toxins, in the amount of $885,641 over two years. Work on the NIAID superantigen grant started in July 2005 and funding totaled $352,649 and $226,119 during the twelve months ended December 31, 2006 and 2005, respectively.

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

Our consolidated financial statements as of December 31, 2006 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2007. Our independent registered public accounting firm has issued a report dated April 13, 2007 that included an explanatory paragraph referring to our recurring losses from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We will be required to raise additional capital within the next year to complete the development and commercialization of our current product candidates and to continue to fund operations at the current cash expenditure levels.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2006, and is based on information appearing in the Notes to Consolidated Financial Statements.

	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years

Operating leases - facilities	$705,988	$151,524	$312,201	$242,263
Purchase obligation- principally consulting services	1,411,423	473,673	805,750	132,000
Minimum spending obligations (1)	1,045,000	209,000	418,000	418,000
License royalty payments (2)	1,145,000	210,000	455,000	480,000		(3)

Total obligations	$4,307,411	$1,044,197	$1,990,951	$1,272,263

(1) We have licensed patents from other companies and institutions under certain license agreements. This line item represents our minimum obligations to spend monies for product development and commercialization as set forth in each license.

(2) This line item represents our minimum license fee payments to (i) AnorMED, Inc. for our Atiprimod license and (ii) the University of Texas M.D. Anderson Cancer Center for our Degrasyns license. Our patent license agreements also include milestone royalty payments to be paid in cash upon the achievement of certain regulatory approval and product commercialization goals. These milestone payments have not been estimated because of the uncertainty surrounding the duration of on-going early stage clinical trials and the extent of regulatory approval and review cycles. Since inception we have never achieved regulatory approval of any of our proposed products and we do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years. (See Footnote 8 to our consolidated financial statements for a more detailed description of the terms of our license agreements)

(3) For purposes of this schedule we have assumed that all patents not commercialized within 5 years will be abandoned, license agreements will be terminated and associated minimum license fee payments will cease.

RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2007, the FASB issued Statement of Financial Accounting Standards No.159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment to SFAS 115” (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to measure all eligible items at fair value at specified election dates. A business entity shall report all unrealized gains and losses on items for which the fair value option has been elected, in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of the provisions of SFAS 159.

In December 2006, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 00-19-2”Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) which addresses an issuer’s accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No.5 “Accounting for Contingencies”. The guidance in FSP 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging

Activities”, and No.150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No.45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to include scope exceptions for registration payment arrangements. FSP 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of FSP 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We have analyzed the provisions of FSP 00-19-2 and determined that it is not likely have a material effect on Callisto’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No.157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of the provisions of SFAS 157.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109”) which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in the amount of income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of SFAS No. 154 did not have a material effect on our results of operations or our financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2006 and 2005, a substantial portion of our cash and cash equivalents consists of short term, highly liquid investments in a money market fund managed by a large money center bank (JPMorganChase). Original maturities of fund investments are all less than three months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2006 and 2005 and for the fiscal years ended December 31, 2006, 2005 and 2004 and for the period from June 5, 1996 (inception) to December 31, 2006, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES.

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2006, our Chief Executive Officer and Principal Financial Officer have concluded that, due to the material weakness in the internal control over financial reporting noted below, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Principal Financial Officer also concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the audit of our financial statements, our independent registered public accountants noted various errors in the calculations in the accounting of the issuance of preferred stock in the fourth quarter of 2006 which led to the recording of material adjustments to our financial statements. Our independent registered public accountants also advised us of various omissions in our financial statement disclosures. The weakness identified is as a result of the fact that we lack sufficient internal accounting personnel and segregation of duties necessary to ensure that an adequate review of the financial statements and notes thereto is performed.

In order to ensure the effectiveness of our disclosure controls in the future we plan to add financial staff resources to our accounting and finance department. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the relationship between the benefit of desired controls and procedures and the cost of implementing new controls and procedures.

The consolidated financial statements include all adjustments identified as a result of the evaluation performed..

Except for the above there were no changes in our internal controls over financial reporting that could significantly affect internal controls over financial reporting during the quarter ended December 31, 2006.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding the directors and executive officers of Callisto Pharmaceuticals, Inc. as of March 30, 2007:

Name	Age	Positions
Gabriele M. Cerrone	35	Chairman of the Board
Gary S. Jacob	60	Chief Executive Officer, Chief Scientific Officer and Director; Chairman of Synergy Pharmaceuticals Inc.
Bernard F. Denoyer	59	Vice President, Finance and Secretary
Daniel S. D’Agostino	40	Chief Business Officer
John P. Brancaccio	59	Director
Christoph Bruening	39	Director
Riccardo Dalla-Favera	54	Director
Stephen K. Carter	68	Director
Randall Johnson	60	Director

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

Gary S. Jacob, Ph.D. has served as our Chief Executive Officer as well as Chief Scientific Officer since May 2003 and a Director since October, 2004. Dr. Jacob has also served as Chairman of Synergy Pharmaceuticals Inc. since October 2003. Dr. Jacob served as Chief Scientific Officer of Synergy Pharmaceuticals Inc. from 1999 to 2003. From 1990 to 1998, Dr. Jacob served as a Monsanto Science Fellow, specializing in the field of Glycobiology. From 1997 to 1998, Dr. Jacob was Director of Functional Genomics, Corporate Science & Technology, Monsanto, where he played a pivotal role in the rapid development of Monsanto’s plant genomics strategy and the buildup of the in-house advanced genomics program. From 1990 to 1997, Dr. Jacob was Director of Glycobiology, G.D. Searle Pharmaceuticals Inc. From 1986 to 1990, Dr. Jacob was Manager of the G.D. Searle Glycobiology Group located at Oxford University, England.

Bernard F. Denoyer, CPA has served as our Vice President, Finance since January 2004. From July 2003 to December 2003, Mr. Denoyer served as an independent consultant to our company providing interim CFO services. From January 2005 to February 2006 Mr. Denoyer also served as Vice President Controller for Xenomics, Inc. In addition to our company, Mr. Denoyer provided interim CFO and other services to emerging technology companies, principally portfolio companies of Marsh & McLennan Capital, LLC, from October 2000 to December 2003. From October 1994 until September 2000, Mr. Denoyer served as Chief Financial Officer and Senior Vice President at META Group, Inc., a public information technology research company. From 1990 to 1993 he was Vice President Finance of Environetics, Inc., a pharmaceutical water diagnostic business.

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

Riccardo Dalla-Favera, M.D has served as a Director of our company since June 2005. Dr. Dalla-Favera has been Director of the Herbert Irving Comprehensive Cancer Center at Columbia University since early 2005, Director for the Institute for Cancer Genetics at Columbia University since 1999 and Professor in the Department of Genetics & Development at Columbia University since 1992. Dr. Dalla-Favera was formerly Deputy Director of Columbia-Presbyterian Cancer Center from 1992 to 1998.

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

AUDIT COMMITTEE

The Audit Committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent registered public accountants, (ii) appointing, replacing and discharging the independent auditors, (iii) pre-approving the professional services provided by the independent auditors, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditors, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditors. The Audit Committee also prepares the Audit Committee report that is required pursuant to the rules of the SEC.

The Audit Committee currently consists of John Brancaccio, chairman of the Audit Committee, Christoph Bruening and Randall Johnson. Our board of directors has determined that each of Mr. Bruening and Mr. Brancaccio is “independent” as that term is defined under applicable SEC rules and under the current listing standards of the American Stock Exchange. Mr. Brancaccio is our audit committee financial expert.  The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. A copy of this charter is available at our web site www.callistopharma.com.

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

The Compensation Committee currently consists of Christoph Bruening, chairman of the Compensation Committee, John Brancaccio and Stephen Carter. The Board of Directors has determined that all of the members are “independent” under the current listing standards of the American Stock Exchange.  The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee. A copy of this charter is available at our web site www.callistopharma.com.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

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

The Corporate Governance/Nominating Committee currently consists of Stephen Carter, chairman of the Corporate Governance/Nominating Committee, John Brancaccio and Christoph Bruening. The Board of Directors has determined that all of the members are “independent” under the current listing standards of the American Stock Exchange.  The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee. A copy of this charter is available at our web site www.callistopharma.com.

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

Moshe Talpaz, M.D. Dr. Talpaz is the chairman of our Scientific Advisory Board and currently is associated with the University of Michigan Comprehensive Cancer Center where he holds the titles of Professor, Internal Medicine, Associate Director, Translational Research and Associate Chief of Hematologic Malignancies. Dr. Talpaz was formerly the Professor of Medicine, David Burton, Jr. Endowed Chair at the M.D. Anderson Cancer Center, Houston, Texas. Dr. Talpaz was formerly Chairman of the Department of Bioimmunotherapy of the M.D. Anderson Cancer Center. Dr. Talpaz has been and continues to be involved in the clinical development of numerous cancer drugs and has been a pioneer in developing currently accepted treatment protocols especially in the leukemia area. Dr. Talpaz is a member of many committees such as the National Comprehensive Cancer Network Guidelines Panel and sits on several editorial and advisory boards, such as Hematology Digest, Bone Marrow Transplantation and Clinical Cancer Research. In 2003, Dr. Talpaz received the prestigious “Leukemia and Lymphoma Society Service to Mankind Award” for his pioneering work in this cancer field. Dr. Talpaz discovered the use of interferon-a for treating chronic myeloid leukemia (CML) and he was the principal investigator until FDA approval. In addition, Dr. Talpaz has acted as a consultant to Hoffman LaRoche with regards to the FDA approval process for interferon.

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

Based on a review of the copies of such forms received, we believe that during 2006, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that a Form 4 with respect to each of Randall Johnson, Stephen Carter, John Brancaccio, Christoph Bruening and Riccardo Dalla-Favera was filed late.

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, executive officers and employees. A copy of this Code of Business Conduct and Ethics is posted on our website at www.callistopharma.com.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Committee Report

Under the rules of the SEC, this Compensation Committee Report is not deemed to be incorporated by reference by any general statement incorporating this Annual Report by reference into any filings with the SEC.

The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management. Based on this review and these discussions, the Compensation Committee recommended to the Board of Directors that the following Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Submitted by the Compensation Committee

Christoph Bruening, Chairman

John Brancaccio

Stephen Carter

Compensation Discussion and Analysis

Overview

We compete with many other biotechnology companies in seeking to attract and retain a skilled work force. To meet this challenge, we have developed our compensation structure to enable our management to make decisions regarding our compensation programs, to manage these programs, and to effectively communicate the goals of these programs to our employees and stockholders.

Our compensation philosophy is to offer our employees compensation and benefits that are competitive and that meet our goals of attracting, retaining and motivating highly skilled employees so that we can achieve our financial and strategic objectives.

Utilizing this philosophy, our compensation programs are designed to:

•                  be “market-based” and reflect the competitive environment for personnel;

•                  stress our “pay for performance” approach to managing pay levels;

•                  share risks and rewards with employees at all levels;

•                  be affordable, within the context of our operating expense model;

•                  align the interests of our employees with those of our stockholders;

•                  reflect our values; and

•                  be fairly and equitably administered.

In addition, as we administer our compensation programs, we plan to:

•                  evolve and modify our programs to reflect the competitive environment and our changing business needs;

•                  focus on simplicity, flexibility and choice wherever possible;

•                  openly communicate the details of our programs with our employees and managers to ensure that our programs and their goals are understood; and

•                  provide our managers and employees with the tools they need to administer our compensation programs.

Elements of Our Compensation Program

As a total rewards package, we design our compensation program to enable us to attract and retain talented personnel. The individual elements of our compensation program serve to satisfy this larger goal in specific ways as described below.

We design base pay to provide the essential reward for an employee’s work, and is required to be competitive in attracting talent. Once base pay levels are initially determined, increases in base pay are provided to recognize an employee’s specific performance achievements. Consistent with our compensation philosophy, we implement a “pay for performance” approach that provides higher levels of compensation to individual employees whose results merit greater rewards. Our managers typically make performance assessments throughout the year, and provide ongoing feedback to employees, provide resources and maximize individual and team performance levels.

We design equity-based compensation, including stock options, to ensure that we have the ability to retain talent over a longer period of time, and to provide optionees with a form of reward that aligns their interests with those of our stockholders. Employees whose skills and results we deem to be critical to our long-term success are eligible to receive higher levels of equity-based compensation.

We also utilize various forms of variable compensation, including cash bonuses that allow us to remain competitive with other companies while providing upside potential to those employees who achieve outstanding results.

Core benefits, such as our basic health benefits, are designed to provide a stable array of support to employees and their families throughout various stages of their careers, and are provided to all employees regardless of their individual performance levels.

The four key elements of our compensation structure are:

•                  base pay;

•                  variable pay;

•                  equity-based pay; and

•                  benefits.

Consistent with our compensation philosophy, we have structured each element of our rewards package as follows:

Base Pay

We create a set of base pay structures that are both affordable and competitive in relation to the market. We continuously monitor base pay levels within the market and make adjustments to our structures as needed. In general, an employee’s base pay level should reflect the employee’s overall sustained performance level and contribution to our company over time. We seek to structure the base pay for our top performers to be aggressive in relation to the market.

Variable Pay

We design our variable pay programs to be both affordable and competitive in relation to the market. We monitor the market and adjust our variable pay programs as needed. Our variable pay programs, such as our bonus program, are designed to motivate employees to achieve overall goals. Our programs are designed to avoid entitlements, to align actual payouts with the actual results achieved and to be easy to understand and administer.

Equity-Based Rewards

We design our equity programs to be both affordable and competitive in relation to the market. We monitor the market and applicable accounting, corporate, securities and tax laws and regulations and adjust our equity programs as needed. Stock options and other forms of equity compensation are designed to reflect and reward a high level of sustained individual performance over time. We design our equity programs to align employees’ interests with those of our stockholders.

Benefits Programs

We design our benefits programs to be both affordable and competitive in relation to the market while conforming with local laws and practices. We monitor the market, local laws and practices and adjust our benefits programs as needed. We design our benefits programs to provide an element of core benefits, and to the extent possible, offer options for additional benefits, be tax-effective for employees in each country and balance costs and cost sharing between us and our employees.

Determining the Amount of Each Element of Compensation

Base Pay.    We provide our executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. The Compensation Committee intends to compensate our executive officers competitively within the industry. The Compensation Committee considered the scope of and accountability associated with each executive officer’s position and such factors as the performance and experience of each executive officer when setting base salary levels for fiscal year 2006. With respect to executive officers other than Dr. Jacob, who is discussed below, the Compensation Committee targeted base salaries to be competitive with our peers within the biotechnology industry. In some circumstances it is necessary to provide compensation above these levels; these circumstances include the need to retain key individuals, to recognize roles that were larger in scope or accountability than standard market positions and/or to reward individual performance.

Salary levels are typically reviewed annually as part of our performance review process as well as upon a promotion or other change in job responsibility.

Variable Pay.    The Compensation Committee and the executive officer work together to establish targets and goals for the executive officer.  Upon completion of the fiscal year, the Compensation Committee assesses the executive officer’s performance and with input from management determines the amount of variable pay to be awarded within the parameters of the executive officer’s agreement with us..

Equity-Based Pay. The Compensation Committee may provide our executive officers with long-term incentive awards through grants of stock options. The Compensation Committee is responsible for determining who will receive awards, when awards will be granted, the exercise price of each stock option grant, and the number of shares of our common stock subject to each option. The Compensation Committee considers grants of long-term incentive awards to executive officers each fiscal year.   Stock options enhance the link between the creation of stockholder value and long-term executive incentive compensation. Stock options provide our executive officers with the opportunity to purchase and maintain an equity interest in our company and to share in the appreciation of the value of our common stock. Additionally, stock options maintain a competitive level of total compensation. The Compensation Committee believes that stock options are inherently performance-based and are a form of at-risk compensation, as the optionee does not receive any benefit unless our stock price rises after the date that the option is granted, thus providing direct incentive for future performance. Stock option award levels are determined based on prevailing market practice and market data and vary among participants based on their positions within our company.

Our stock options typically have annual vesting over a three-year period and a term of ten years, in order to encourage a long-term perspective and to encourage key employees to remain with us. We also use performance based vesting in our option grants.  Generally, vesting and exercise rights cease upon termination of employment. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

Timing of Equity Awards

Only the Compensation  Committee may approve stock option grants to our executive officers.  Stock options are generally granted at predetermined meetings of the Compensation Committee.  On limited occasions, grants may occur upon unanimous written consent of the Compensation Committee, which occurs primarily for the purpose of approving a compensation package for newly hired or promoted executive.  The exercise price of a newly granted option is the closing price of our common stock on the American Stock Exchange on the date of grant.

Executive Equity Ownership

We encourage our executives to hold a significant equity interest in our company. However, we do not have specific share retention and ownership guidelines for our executives.

Performance-Based Compensation and Financial Restatement

We have not considered or implemented a policy regarding retroactive adjustments to any cash or equity-based incentive compensation paid to our executives and other employees where such payments were predicated upon the achievement of certain financial results that were subsequently the subject of a financial restatement.

Severance and Change in Control Arrangements

Several of our executives have employment and other agreements which provide for severance payment arrangements and/or acceleration of stock option vesting that would be triggered by an acquisition or other change in control of our company. See “—Employment Agreements and Change of Control Arrangements” below for a description of the severance and change in control arrangements for our named executive officers.

Effect of Accounting and Tax Treatment on Compensation Decisions

In the review and establishment of our compensation programs, we consider the anticipated accounting and tax implications to us and our executives.

Section 162(m) of the Internal Revenue Code imposes a limit on the amount of compensation that we may deduct in any one year with respect to our chief executive officer and each of our next four most highly compensated executive officers, unless certain specific and detailed criteria are satisfied. Performance-based compensation, as defined in the Internal Revenue Code, is fully deductible if the programs are approved by stockholders and meet other requirements. We believe that grants of equity awards under our existing stock plans qualify as performance-based for purposes of satisfying the conditions of Section 162(m), thereby permitting us to receive a federal income tax deduction in connection with such awards. In general, we have determined that we will not seek to limit executive compensation so that it is deductible under Section 162(m). However, from time to time, we monitor whether it might be in our interests to structure our compensation programs to satisfy the requirements of Section 162(m). We seek to maintain flexibility in compensating our executives in a manner designed to promote our corporate goals and therefore our compensation committee has not adopted a policy requiring all compensation to be deductible. Our compensation committee will continue to assess the impact of Section 162(m) on our compensation practices and determine what further action, if any, is appropriate.

Beginning on January 1, 2006, we began accounting for stock-based payments including our stock options in accordance with the requirements of FASB Statement 123(R).

Role of Executives in Executive Compensation Decisions

Our board of directors and our Compensation Committee generally seek input from our Chief Executive Officer, Gary S. Jacob, when discussing the performance of, and compensation levels for executives other than himself. The Compensation Committee also works with Dr. Jacob and our Vice President, Finance evaluating the financial, accounting, tax and retention implications of our various compensation programs. Neither Dr. Jacob nor any of our other executives participates in deliberations relating to his or her own compensation.

Chief Executive Officer Compensation for Fiscal Year 2006

On February 16, 2007, Dr. Jacob entered into an Extension and Amendment Agreement with us as approved by the Compensation Committee which extended the term under his employment agreement to June 30, 2009.  In addition, pursuant to the agreement, Dr. Jacob was granted 225,000 ten year incentive stock options exercisable at $0.81 per share of which 75,000 vest on each of December 31, 2007, 2008 and 2009. The Compensation Committee believes the grant of options to Dr. Jacob is a key component of his compensation and an important means of ensuring that as Chief Executive Officer he continues to share significantly in the success of our business with the other stockholders.  The Compensation Committee determined that it was appropriate to grant these options for these reasons and due to Dr. Jacob’s performance. Dr. Jacob received a salary of $287,500 for 2006.  Dr. Jacob also earned a bonus of $48,125 for 2006.  Dr. Jacob’s bonus was earned pursuant to this employment agreement and is based on achieving key performance objectives for our company as approved and measured by the Compensation Committee.

SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Principal Financial Officer and three other highest paid executive officers  whose total annual salary and bonus exceeded $100,000 (collectively, the “named executive officers”) for fiscal year 2006.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Total ($)
Gary S. Jacob	2006	287,500	48,125	82,147	417,772
Chief Executive Officer	2005	225,000	33,750	—	258,750
and Chief Scientific Officer	2004	225,000	33,750	—	258,750

Bernard F. Denoyer	2006	111,576	10,461	—	122,037
Vice President, Finance	2005	79,167	6,563	—	85,730
and Secretary	2004	86,250	9,000	—	95,250

Gabriele M. Cerrone (2)	2006	213,542	125,855	—	339,397
Chairman of the Board	2005	191,498	30,750	—	222,248

Daniel S. D’Agostino (3)	2006	175,000	32,814	—	207,814
Chief Business Officer	2005	138,614	—	—	138,614

Donald Picker (4)	2006	210,417	—	—	210,417
Executive Vice President,	2005	200,000	20,000	—	220,000
R&D	2004	191,875	37,500	—	229,375

(1)          Amounts represent stock-based compensation expense for fiscal year 2006 for stock options granted in 2006 under SFAS 123R as discussed in Note 3 Summary of Significant Accounting Policies subheading “Share-based payments,” of the Notes to our Consolidated Financial Statements included elsewhere in this report.

(2)          Mr. Cerrone is being paid pursuant to a consulting agreement with us.

(3)          Mr. D’Agostino was appointed Chief Business Officer in October 2005.  From October 2004 to October 2005, Mr. D’Agostino served as a consultant to us.

(4)          Mr. Picker resigned as Executive Vice President, R&D on December 19, 2006.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information regarding stock option awards to our named executive officers under our stock option plans during the fiscal year ended December 31, 2006:

Name	Grant Date	Number of Securities Underlying Options(#)		Exercise or Base Price of Option Awards ($/Share)	Fair Value at Grant Date of Option Awards
Gary S. Jacob	March 17, 2006	150,000	(1)	$1.64	$183,386	(2)

(1) 50,000 options vest on each of March 17, 2007, 2008 and 2009.

(2) Amount represents stock-based compensation expense for stock options granted in 2006 under SFAS 123R as discussed in Note 3 Summary of Accounting Policies subheading “Share-based payments,” of the Notes to our Consolidated Financial Statements included elsewhere in this annual report.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2006.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Gary S. Jacob	500,000	—		1.50	June 13, 2013
	62,500	212,500	(1)	3.00	June 29, 2014
	100,000	250,000	(2)	1.01	July 6, 2015
	50,000	100,000	(3)	1.64	March 17, 2016

Bernard F. Denoyer	100,000	—		3.60	January 15, 2014
	25,000	50,000	(4)	1.38	July 29, 2015

Gabriele M. Cerrone	189,167	—		0.75	May 3, 2008
	27,778	—		0.75	October 1, 2009
	200,000	—		1.25	January 18, 2011
	333,055	—		1.30	April 22, 2013
	75,000	—		1.50	June 13, 2013
	100,000	—		3.20	April 26, 2014
	375,000	—		1.70	January 10, 2015

Daniel S. D’Agostino	100,000	300,000	(5)	1.53	October 10, 2015

(1) 50,000 options vest on June 1, 2007 and 12,500 options will vest on June 1, 2007 since we have established a second disease target for Atiprimod.  The remaining 150,000 options vest upon certain drug development or licensing benchmarks.

(2) 100,000 options vest on July 6, 2007 and 150,000 options vest on July 6, 2008.

(3) 50,000 options vest on each of March 17, 2008 and 2009.

(4) 25,000 options vest on each of July 29, 2007 and 2008.

(5) 100,000 options vest on each of October 10, 2007 and 2008.  The remaining 100,000 options vest upon the successful in-licensing or acquisition of a drug candidate.

DIRECTOR COMPENSATION

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2006 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Christoph Bruening (2)	30,500	519	31,019
Riccardo Dalla-Favera (3)	15,000	165	15,165
John P. Brancaccio (4)	31,500	546	32,046
Stephen K. Carter (5)	23,000	328	23,328
Randall Johnson (6)	21,000	274	21,274

(1) Amounts represent the expensed fair value for fiscal year 2006 of stock options granted in 2006 under SFAS 123R as discussed in Note 3 Summary of Significant Accounting Policies subheading “Share-based payments,” of the Notes to Consolidated Financial Statements included in this report.

(2) Stock options for the purchase of an aggregate of 227,000 shares were outstanding as of December 31, 2006, with a grant date fair value of $434,697.

(3) Stock options for the purchase of an aggregate of 88,000 shares were outstanding as of December 31, 2006, with a grant date fair value of $63,729.

(4) Stock options for the purchase of an aggregate of 120,123 shares were outstanding as of December 31, 2006, with a grant date fair value of $224,488.

(5) Stock options for the purchase of an aggregate of 104,861 shares were outstanding as of December 31, 2006, with a grant date fair value of $119,025.

(6) Stock options for the purchase of an aggregate of 103,000 shares were outstanding as of December 31, 2006, with a grant date fair value of $93,097.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

We are party to an employment agreement with Gary S. Jacob, Ph.D. dated June 13, 2003, pursuant to which Dr. Jacob serves as our Chief Executive Officer and Chief Scientific Officer. Dr. Jacob’s employment agreement, as amended, is in effect until December 31, 2009.  Dr. Jacob’s salary is $300,000 per year and he is eligible to receive a cash bonus of up to $60,000 per year based on meeting performance objectives and bonus criteria to be mutually identified by Dr. Jacob and the Board of Directors.   During 2006, Dr. Jacob earned a bonus of $48,125.  On February 16, 2007, Dr. Jacob was granted 225,000 ten year incentive stock options exercisable at $0.81 per share of which 75,000 vest on each of December 31, 2007, 2008 and 2009.  Dr. Jacob is a party to an Extension and Severance Agreement with us dated June 9, 2005 as amended February 16, 2007 which provides that in the event there is a change of control of our company and the executive’s employment shall have been terminated within two years after a change in control by him for good reason or by our company and such termination did not occur as a result of (i) the executive’s death, (ii) the executive’s disability, (iii) the executive’s retirement or (iv) the executive’s termination for cause, the executive shall be entitled to an amount equal to the compensation due to the executive for the term of his employment under his employment agreement for the time remaining of such employment term. In addition, all of the executive’s unvested stock options shall immediately and irrevocably vest and the exercise period of such options will be extended to the later of the longest period permitted by our stock option plans or ten years following termination.  A “Change in Control” shall be deemed to have occurred if (i) there shall be consummated (A) any consolidation or merger of our company in which we are not the continuing or surviving corporation or pursuant to which shares of our common stock would be converted into cash, securities or other property, other than a merger of our company in which the holders of our common stock immediately prior to the merger have substantially the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (B) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all the assets of our company; or (ii) the stockholders of our company shall approve any plan or proposal for the liquidation or dissolution of our company, (ii) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934 (the “Exchange Act”)), other than us or any employee benefit plan sponsored by us, shall become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of our securities representing 20% or more of the combined voting power of our then outstanding securities ordinarily (and apart from rights accruing in special circumstances) having the right to vote in the election of directors, as a result of a tender or exchange offer, open market purchases, privately negotiated purchases or otherwise, or (iv) at any time during a period of two consecutive years, individuals who at the beginning of such period constituted the Board of Directors of our company shall cease for any reason to constitute at least a majority thereof, unless the election or the nomination for election by our stockholders of each new director during such two-year period was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such two-year period (or in the case that Dr. Jacob is our CEO, in addition if the Board appoints a new CEO during the term of the agreement or substantially reduces the title and authority of Dr. Jacob without his prior consent). Had a “Change of Control” occurred on December 31, 2006 and the executive had been terminated on that date, Dr. Jacob would have been eligible for total compensation (salary and bonus) for the term of his employment under his employment agreement for the time remaining of such employment term, of $1,080,000.

We are party to an employment agreement with Bernard Denoyer dated January 15, 2004, pursuant to which Mr. Denoyer serves as our Vice President, Finance and Secretary. Mr. Denoyer’s employment agreement is for a term of 12 months beginning January 15, 2004 and is automatically renewable for successive one year periods at the end of the term. On January 15, 2004 Mr. Denoyer received a grant of 100,000 stock options which vest over a three year period and are exercisable at $3.60 per share. On July 29, 2005 Mr. Denoyer was granted an additional 75,000 stock options which vest over three years and are exercisable at $1.38 per share. On September 1, 2006 Mr. Denoyer’s salary was increased to $120,000 per year and he became eligible for to receive a cash bonus of up to 10% of his salary per year.

On October 10, 2005 we entered into an employment agreement with Dan D’Agostino to serve as our Chief Business Officer. Pursuant to the employment agreement, we will employ Mr. D’Agostino for a period of one year commencing October 10, 2005 which term will be automatically renewed for successive one year periods until written notice not to renew is delivered by either us or Mr. D’Agostino. Mr. D’Agostino will be paid an annual base salary of $175,000. In addition, Mr. D’Agostino will be eligible to earn an annual cash bonus up to 15% of his annual base salary, plus up to $25,000 based on meeting performance objectives and bonus criteria, specifically surrounding our corporate development plans to expand our technology and product portfolio.  In addition, Mr. D’Agostino’s employment agreement provides that in the event there is a change of control of our company and Mr. D’Agostino’s employment shall have been terminated within two years after a change in control by him for good reason or by our company and such termination did not occur as a result of (i) death, (ii) disability, (iii) retirement or (iv) termination for cause, Mr. D’Agostino shall only be entitled to all of his unvested stock options immediately and irrevocably vesting and the exercise period of such options will be extended to the later of the longest period permitted by our stock option plans or ten years following termination. On October 10, 2005 Mr. D’Agostino was granted an aggregate 400,000 incentive stock options pursuant to our stock option plan with an exercise price of $1.53 per share. 300,000 of such options will vest pursuant to the following schedule: 100,000 options vested on October 10, 2006; 100,000 options will vest on October 10, 2007; and 100,000 options will vest on October 10, 2008. The remaining 100,000 options will vest upon the successful in-licensing of certain drug candidates. The fair value of Mr. D’Agostino’s unvested options as of December 31, 2006, which would have vested had a “Change of Control” occurred as of December 31, 2006, was $342,172.

CONSULTING AGREEMENTS

On February 26, 2006 we entered into a consulting agreement with Dr. Arthur Sytkowski to be our medical monitor for clinical trials. Under the agreement Dr. Sytkowski is paid $250 per hour and reimbursed for expenses. The term of the agreement is twelve months and can be terminated by him or us with 90 days advanced notice.

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

On December 27, 2004, we entered into a consulting agreement with Gabriele M. Cerrone, our Chairman of the Board and a principal stockholder.  On January 25, 2007, we entered into an Extension and Amendment Agreement with Mr. Cerrone.  The agreement extends the term of the consulting agreement between us and Mr. Cerrone dated as of December 27, 2004 to December 31, 2009.  Among other things, the agreement increases Mr. Cerrone’s compensation from $205,000 to $275,000 per year.  In addition, Mr. Cerrone was granted 225,000 ten year non-qualified stock options at an exercise price of $0.96 per share of which 75,000 vest on each of December 31, 2007, 2008 and 2009.  Additionally, pursuant to the agreement, in recognition of the services beyond that required of Mr. Cerrone during the period from July 1, 2006 to January 25, 2007, we will accrue a bonus to Mr. Cerrone of $75,000, payable on March 31, 2007.  Mr. Cerrone shall be eligible to earn a cash bonus of up to 22.5% of his base compensation for each twelve month period during the term of the agreement based on meeting performance objectives and bonus criteria to be mutually identified by Mr. Cerrone and our Board.  Under the original agreement, Mr. Cerrone received a grant of 375,000 stock options, all of which have vested.

In the event the agreement is terminated without cause or for good reason, Mr. Cerrone will receive a cash payment equal to the aggregate amount of his annual fee for the then remaining term of the Agreement and all unvested stock options will immediately vest and the exercise period of such options will be extended to the later of the longest period permitted by our stock option plans or ten years following termination. In the event a change of control of the Company occurs, Mr. Cerrone shall be entitled to such compensation upon the subsequent termination of the agreement within two years of the change in control unless such termination is the result of Mr. Cerrone’s death, disability or retirement or his termination for cause.

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

In 1996, we adopted the 1996 Incentive and Non-Qualified Stock Option Plan (the “Plan”) for employees, consultants and outside directors to purchase up to 2,000,000 shares of common stock. This Plan was amended in December 2002 to increase the number of shares authorized under the Plan to 10,000,000. The option term for 4,745,042 options outstanding to date under the Plan is ten years from date of grant. The Plan terminated on January 1, 2006 under its original terms and no further options will be granted under the Plan.

On October 20, 2005, our stockholders approved the 2005 Equity Compensation Incentive Plan. The maximum number of shares of common stock with respect to which awards may be granted under the 2005 Equity Plan is 5,000,000. The option term for options granted under the 2005 Equity Plan is ten years from date of grant and there were 4,150,000 options available for future grants as of December 31, 2006.

On October 20, 2005, our stockholders approved our 2005 Directors’ Stock Option Plan. The maximum number of shares of common stock with respect to which awards may be granted under the 2005 Directors’ Plan is 1,000,000. The option term for options granted under the 2005 Directors’ Plan is ten years from date of grant and there are 894,000 option shares available for future grants as of December 31, 2006.

Our 2005 Equity Compensation Incentive Plan authorizes the grant of stock options to directors (excluding outside directors), eligible employees, including executive officers and consultants. The value realizable from exercisable options is dependent upon the extent to which our performance is reflected in the value of our common stock at any particular point in time. Equity compensation in the form of stock options is designed to provide long-term incentives to directors, executive officers and other employees. We approve the granting of options in order to motivate these employees to maximize stockholder value. Generally, vesting for options granted under the stock option plan is determined at the time of grant, and options expire after a 10-year period. Options are generally granted at an exercise price not less than the fair market value at the date of grant. As a result of this policy, directors, executives, employees and consultants are rewarded economically only to the extent that the stockholders also benefit through appreciation in the market. Options granted to employees are based on such factors as individual initiative, achievement and performance. In administering grants to executives, the Compensation Committee of the Board of Directors evaluates each executive’s total equity compensation package. The compensation committee generally reviews the option holdings of each of the executive officers, including vesting and exercise price and the then current value of such unvested options. We consider equity compensation to be an integral part of a competitive executive compensation package and an important mechanism to align the interests of management with those of our stockholders.

The options we grant under the 2005 Equity Plan may be either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-statutory stock options at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. None of our stock option plans are qualified deferred compensation plans under Section 401(a) of the Code, and are not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). As of December 31, 2006, we have 2,352,333 stock options outstanding not subject to our stock option plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 30, 2007 by (i) each person know to beneficially own more than 5% of the outstanding common stock, (ii) each of our directors, (iii) the Named Executive Officers and (iv) all directors and executive officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Callisto Pharmaceuticals, Inc., 420 Lexington Avenue, Suite 1609, New York, N.Y. 10170.

	Shares of Common Stock
	Beneficially Owned (1)
Name and Address of Beneficial Owner	Number of Shares		Percentage of Class

Gabriele M. Cerrone	3,486,737	(2)	8.6%
Chairman of the Board

Gary S. Jacob	834,745	(3)	2.1%
Chief Executive Officer, Chief Scientific Officer
and Director

Bernard Denoyer	125,000	(4)	*
Vice President, Finance and Secretary

Daniel S. D’Agostino	116,448	(5)	*
Chief Business Officer

Riccardo Dalla-Favera	27,000	(6)	*
Director

Stephen Carter	62,574	(7)	*
Director

Christoph Bruening	576,865	(8)	1.5%
Director

John Brancaccio	71,415	(9)	*
Director

Randall K. Johnson	65,000	(10)	*
Director

All Directors and Executive Officers as a group (9 persons)	5,365,784	(11)	12.8%

Panetta Partners Ltd.	2,186,737		5.6%

* less than 1%

(1)                   Applicable percentage ownership as of March 30, 2007 is based upon 39,194,996 shares of common stock outstanding.

(2)                   Consists of 1,300,000 shares of common stock issuable upon exercise of stock options held by Mr. Cerrone and 2,126,737 shares of common stock, 30,000 shares of common stock issuable upon conversion of 2,250 shares of Series A Convertible Preferred Stock and 30,000 shares of common stock issuable upon exercise of the warrants, each held by Panetta Partners, Ltd.   Mr. Cerrone is the sole managing partner of Panetta and in such capacity only exercises voting and dispositive control over securities owned by Panetta, despite him having only a small pecuniary interest in such securities.

(3)                   Includes 700,000 shares of common stock issuable upon exercise of stock options.

(4)                   Consists of 125,000 shares of common stock issuable upon exercise of stock options.

(5)                   Includes 100,000 shares of common stock issuable upon exercise of stock options.

(6)                   Consists of 27,000 shares of common stock issuable upon exercise of stock options.

(7)                   Consists of 62,574 shares of common stock issuable upon exercise of stock options.

(8)                   Includes of 101,166 shares of common stock issuable upon exercise of stock options.

(9)                   Consists of 71,415 shares of common stock issuable upon exercise of stock options.

(10)             Consists of 65,000 shares of common stock issuable upon exercise of stock options.

(11)             Includes 2,552,155 shares of common stock issuable upon exercise of stock options, 30,000 shares of common stock issuable upon conversion of 2,250 shares of Series A Convertible Preferred Stock and 30,000 shares of common stock issuable upon exercise of the warrants.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 27, 2004 we entered into a consulting agreement with Gabriele M. Cerrone, our Chairman of the Board and a principal shareholder.  On January 25, 2007, we entered into an Extension and Amendment Agreement with Mr. Cerrone.  The agreement extends the term of the consulting agreement between us and Mr. Cerrone dated as of December 27, 2004 to December 31, 2009.  Among other things, the agreement increases Mr. Cerrone’s compensation from $205,000 to $275,000 per year.  In addition, Mr. Cerrone was granted 225,000 ten year non-qualified stock options at an exercise price of $0.96 per share of which 75,000 vest on each of December 31, 2007, 2008 and 2009.  Additionally pursuant to the agreement, in recognition of the services beyond that required of Mr. Cerrone during the period from July 1, 2006 to January 25, 2007, we will accrue a bonus to Mr. Cerrone of $75,000, payable on March 31, 2007.  Mr. Cerrone shall be eligible to earn a cash bonus of up to 22.5% of his base compensation for each twelve month period during the term of the agreement based on meeting performance objectives and bonus criteria to be mutually identified by Mr. Cerrone and our Board.

The agreement, the amendment and their respective terms were approved by our Compensation Committee, which consists solely of independent members of the Board. Additional information concerning the terms of the consulting agreement are set forth in Item 9 of this annual report.

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

Any future transactions with officers, directors or 5% stockholders will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors who have access to our counsel or independent legal counsel at our expense.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES.

The aggregate fees billed and unbilled for the fiscal year ended December 31, 2006 for professional services rendered by our principal accountants for the audits of our annual financial statements, the review of our financial statements included in our quarterly reports on Form 10-Q and consultations and consents were approximately $138,750. The aggregate fees billed and unbilled for the fiscal year ended December 31, 2005 for professional services rendered by our principal accountants for the audits of our annual financial statements, the review of our financial statements included in our quarterly reports on Form 10-Q and consultations and consents were approximately $155,000.

AUDIT-RELATED FEES.

The aggregate fees billed for the fiscal year ended December 31, 2006 and 2005 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, specifically accounting research, were approximately $0 and $6,000, respectively.

TAX AND OTHER FEES.

There were no aggregate fees billed for the fiscal years ended December 31, 2006 and 2005 as there were no tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)        List of Documents Filed as a Part of This Report:

(1)	Index to Consolidated Financial Statements:	F-1

	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of December 31, 2006 and 2005	F-3
	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2006 and for the period from June 5, 1996 (inception) to December 31, 2006	F-4
	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period from June 5, 1996 (inception) to December 31, 2006	F-5
	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006 and for the period from June 5, 1996 (inception) to December 31, 2006	F-11
	Notes to Consolidated Financial Statements	F-12

(2)        Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3)        Index to Exhibits

Index to Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended

3.2

Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on October 27, 2006)

3.3

Certificate of Amendment to Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K filed on December 27, 2006)

3.4	Bylaws (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K filed on May 28, 2003)

4.1	1996 Incentive and Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on May 15, 2003)

4.2

Form of Warrant to purchase shares of common stock issued in connection with the sale of common stock (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on January 28, 2004)

4.3	Form of Warrant issued to Trilogy Partners, Inc. (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on July 22, 2005)

4.4	2005 Equity Compensation Incentive Plan (Incorporated by reference to Appendix B filed with the Company’s Definitive Proxy Statement on Schedule 14A filed on August 31, 2005)

4.5	2005 Directors’ Stock Option Plan (Incorporated by reference to Appendix C filed with the Company’s Definitive Proxy Statement on Schedule 14A filed on August 31, 2005)

4.6

Form of Warrant to purchase Common Stock issued in connection with the sale of Common Stock (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on February 9, 2006)

4.7

Form of Warrant to purchase Common Stock issued to certain selling agents in connection with the sale of Common Stock (Incorporated by reference to Exhibit 4.2 filed with the Company’s Current Report on Form 8-K filed on February 9, 2006)

4.8

Form of Warrant issued pursuant to the Letter Agreement dated September 8, 2006 between Callisto Pharmaceuticals, Inc. and certain investors (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on September 14, 2006)

4.9

Form of Warrant to purchase shares of Common Stock issued in connection with the sale of the Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on October 27, 2006)

10.1

Employment Agreement dated June 13, 2003 by and between Callisto Pharmaceuticals, Inc. and Gary S. Jacob (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-QSB filed on August 20, 2003)*

10.2

Employment Agreement dated April 6, 2004 by and between Synergy Pharmaceuticals Inc. and Kunwar Shailubhai (Incorporated by reference to Exhibit 10.2 filed with the Company’s Annual Report on Form 10-KSB on April 14, 2004)*

10.3

License Agreement dated as of August 28, 2002 by and between Synergy Pharmaceuticals Inc. and AnorMED Inc.(Incorporated by reference to Exhibit 10.4 filed with the Company’s Current Report on Form 10-QSB filed on November 14, 2003)**

10.4

Employment Agreement dated January 15, 2004 by and between Callisto Pharmaceuticals, Inc and Bernard Denoyer (Incorporated by reference to Exhibit 10.6 filed with the Company’s Annual Report on Form 10-KSB on April 14, 2004)*

10.5

Patent and Technology License Agreement dated August 12, 2004 by and between The Board of Regents of the University of Texas System, on behalf of The University of Texas M. D. Anderson Cancer Center and Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on September 7, 2004)**

10.6

License Agreement between Callisto Pharmaceuticals, Inc. and The Rockefeller University effective as of July 25, 2001 (Incorporated by reference to Exhibit 10.12 filed with the Company’s Annual Report on Form 10-K filed on June 6, 2005)

10.7

Extension and Severance Compensation Agreement dated June 9, 2005 between Callisto Pharmaceuticals, Inc. and Gary S. Jacob (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on June 15, 2005)*

10.8

Letter of Engagement between Trilogy Capital Partners, Inc. and Callisto Pharmaceuticals, Inc. dated July 18, 2005 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on July 22, 2005)

10.9

Common Stock Purchase Agreement dated as of August 22, 2005 between Callisto Pharmaceuticals, Inc. and the investors listed on Exhibit A thereto (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on August 26, 2005)

10.10

Amendment dated October 19, 2005 to the Employment Agreement dated as of June 13, 2003 by and between Callisto Pharmaceuticals, Inc. and Gary S. Jacob (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on October 21, 2005)*

10.11

Amendment dated October 19, 2005 to the Employment Agreement dated as of January 15, 2004 by and between Callisto Pharmaceuticals, Inc. and Bernard Denoyer (Incorporated by reference to Exhibit 10.4 filed with the Company’s Current Report on Form 8-K filed on October 21, 2005)*

10.12

Amendment dated October 19, 2005 to the Employment Agreement dated as of April 6, 2004 by and between Synergy Pharmaceuticals Inc. and Kunwar Shailubhai (Incorporated by reference to Exhibit 10.5 filed with the Company’s Current Report on Form 8-K filed on October 21, 2005)*

10.13	Patent and Technology License Agreement dated January 10, 2006 between The University of Texas M.D. Anderson Cancer Center and Callisto Pharmaceuticals, Inc. **

10.14

Securities Purchase Agreement dated February 3, 2006 between Callisto Pharmaceuticals, Inc. and the investors listed on Schedule A thereto (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on February 9, 2006)

10.15

Form of Letter Agreement dated September 8, 2006 between Callisto Pharmaceuticals, Inc. and certain investors (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on September 14, 2006)

10.16

Form of Amendment Agreement dated as of September 8, 2006 between Callisto Pharmaceuticals, Inc. and certain investors (Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed on September 14, 2006)

10.17

Form of Lock-up Agreement dated as of September 8, 2006 between Callisto Pharmaceuticals, Inc. and certain investors (Incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed on September 14, 2006)

10.18

Form of Securities Purchase Agreement dated October 23, 2006 by and among Callisto Pharmaceuticals, Inc. and the purchasers set forth on the signature page thereto (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on October 27, 2006)

10.19

Form of Registration Rights Agreement dated October 23, 2006 by and among Callisto Pharmaceuticals, Inc. and the purchaser’s signatory thereto (Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed on October 27, 2006)

10.20

Form of Securities Purchase Agreement dated December 20, 2006 by and among Callisto Pharmaceuticals, Inc. and the purchasers set forth on the signature page thereto (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on December 27, 2006)

10.21

Form of Securities Purchase Agreement dated January 10, 2007 by and among Callisto Pharmaceuticals, Inc. and the purchasers set forth on the signature page thereto (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on January 17, 2007)

10.22	Extension and Amendment Agreement dated January 25, 2007 between Callisto Pharmaceuticals, Inc. and Gabriele M. Cerrone*

10.23	Extension and Amendment Agreement dated February 16, 2007 between Callisto Pharmaceuticals, Inc. and Gary S. Jacob*

14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 filed with the Company’s Annual Report on Form 10-KSB filed on April 14, 2004)

21	List of Subsidiaries

23	Consent of BDO Seidman, LLP

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Callisto Pharmaceuticals, Inc.

Date: April 17, 2007	By:	/s/ Gary S. Jacob
Gary S. Jacob, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gary S. Jacob	Chief Executive Officer and Director	April 17, 2007
Gary S. Jacob	(Principal Executive Officer)

/s/ Bernard F. Denoyer	Vice President, Finance	April 17, 2007
Bernard F. Denoyer	(Principal Financial and Accounting Officer)

/s/ Gabriele M. Cerrone	Chairman of the Board	April 17, 2007
Gabriele M. Cerrone

/s/ Riccardo Dalla-Favera	Director	April 17, 2007
Riccardo Dalla-Favera

/s/ John P. Brancaccio	Director	April 17, 2007
John P. Brancaccio

/s/ Stephen K. Carter	Director	April 17, 2007
Stephen K. Carter

/s/ Christoph Bruening	Director	April 17, 2007
Christoph Bruening

/s/ Randall K. Johnson	Director	April 17, 2007
Randall K. Johnson

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Callisto Pharmaceuticals, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Callisto Pharmaceuticals, Inc. and Subsidiaries (a development stage company) (the “Company”) as of December 31, 2006 and 2005, the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2006 and for the period from June 5, 1996 (inception) to December 31, 2006 and the related consolidated statement of stockholders’ equity (deficit) for the period from June 5, 1996 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Callisto Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 and for the period from June 5, 1996 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

As described in Note 3, in 2006 the Company adopted provisions of Statement of Financial Accounting Standard No. 123(R) “Share Based Payments” utilizing the modified prospective transition method.

/s/ BDO Seidman, LLP

New York, New York
April 13, 2007

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	AS OF DECEMBER 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$3,904,232	$1,420,510
Prepaid expenses and other	66,741	181,284

	3,970,973	1,601,794

Property and equipment - net	6,451	—
Security deposits	73,716	82,196

	$4,051,140	$1,683,990

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,843,422	$1,424,612
Accrued expenses	1,357,600	592,297

	3,201,022	2,016,909
Stockholders’ equity (deficit):
Series A convertible preferred stock, par value $0.0001, 700,000 shares authorized, 586,125 shares outstanding at December 31, 2006 with a liquidation preference of $5,861,250.	58	—
Common stock, par value $.0001, 100,000,000 shares authorized, 39,194,996 and 33,233,096 shares outstanding at December 31, 2006 and 2005, respectively.	3,919	3,323
Additional paid-in capital	61,290,509	46,387,875
Unamortized deferred stock based compensation	—	(1,583,463)
Deficit accumulated during development stage	(60,444,368)	(45,140,654)
	850,118	(332,919)

	$4,051,140	$1,683,990

The accompanying notes are an integral part of these consolidated financial statements

CALLISTO PHARMACEUTICALS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

				For the
				period From
				June 5, 1996
				(Inception) to
	For the years ended December 31,			December 31,
	2006	2005	2004	2006
Revenues	$—	$—	$—	$—

Costs and expenses:

Research and development	6,031,953	6,430,504	4,325,975	22,037,815

Government grant	(352,649)	(226,119)	(265,697	(844,465)

Purchased in process research and development	—	—	209,735	6,944,553

General and administrative	5,112,876	4,968,249	3,566,727	20,753,740

Stock-based compensation – non-employees	1,373,991	889,277	20,228	9,698,561

Loss from operations	(12,166,171)	(12,061,911)	(7,856,968)	(58,590,204)

Interest and investment income	48,632	105,303	84,081	703,616
Other income (expense)	(801,690)	177,151	229,420	(173,295)

Net loss	(12,919,229)	(11,779,457)	(7,543,467)	(58,059,883)

Series A Preferred stock beneficial conversion feature accreted as a dividend	(2,384,485)	—	—	(2,384,485)
Net loss available to common stockholders	$(15,303,714)	$(11,779,457)	$(7,543,467)	$(60,444,368)

Weighted average shares outstanding:
basic and diluted	37,941,267	31,527,060	28,485,227

Net loss per common share:
basic and diluted	$(0.40)	$(0.37)	$(0.26)

The accompanying notes are an integral part of these consolidated financial statements

CALLISTO PHARMACEUTICALS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Shares	Preferred Stock, Par Value	Common Shares	Common Stock, Par Value	Additional Paid in Capital
Balance at inception, June 5, 1996	—	—	—	—	—
Net loss for the period
Issuance of founder shares	—	—	2,642,500	264	528
Common stock issued	—	—	1,356,194	136	272
Common stock issued via private placement	—	—	1,366,667	137	1,024,863
Balance, December 31, 1996	—	—	5,365,361	537	1,025,663
Net loss for the year	—	—	—	—	—
Common stock issued via private placement	—	—	1,442,666	144	1,081,855

Balance, December 31, 1997	—	—	6,808,027	681	2,107,518
Net loss for the year	—	—	—	—	—
Amortization of Stock based Compensation	—	—	—	—	52,778
Common stock issued via private placement	—	—	1,416,667	142	1,062,358
Common stock issued for services	—	—	788,889	79	591,588
Common stock repurchased and cancelled	—	—	(836,792)	(84)	(96,916)

Balance, December 31, 1998	—	—	8,176,791	818	3,717,326
Net loss for the year	—	—	—	—	—
Deferred Compensation - stock options	—	—	—	—	9,946
Amortization of Stock based Compensation	—	—	—	—	—
Common stock issued for services	—	—	—	—	3,168,832
Common stock issued via private placement	—	—	346,667	34	259,966

Balance, December 31, 1999	—	—	8,523,458	852	7,156,070
Net loss for the year	—	—	—	—	—
Amortization of Stock based Compensation	—	—	—	—	—
Common stock issued	—	—	4,560,237	455	250,889
Other	—	—	—	—	432
Preferred shares issued	3,485,299	348	—	—	5,986,302
Preferred stock issued for services	750,000	75	—	—	1,124,925
Balance, December 31, 2000	4,235,299	423	13,083,695	1,307	14,518,618
Net loss for the year	—	—	—	—	—
Deferred Compensation - stock Options	—	—	—	—	20,000
Amortization of Stock based Compensation	—	—	—	—	—
Balance, December 31, 2001	4,235,299	423	13,083,695	1,307	14,538,618
Net loss for the year	—	—	—	—	—
Amortization of Stock based Compensation	—	—	—	—	—

Balance, December 31, 2002	4,235,299	423	13,083,695	1,307	14,538,618

The accompanying notes are an integral part of these consolidated financial statements

	Unamortized Deferred Stock Based Compensation	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity
Balance at inception, June 5, 1996	—	—	—
Net loss for the year		(404,005)	(404,005)
Issuance of founder shares	—	—	792
Common stock issued	—	—	408
Common stock issued via private placement	—	—	1,025,000
Balance, December 31, 1996	—	(404,005)	622,195
Net loss for the year	—	(894,505)	(894,505)
Common stock issued via private placement	—	—	1,081,999

Balance, December 31, 1997	—	(1,298,510)	809,689
Net loss for the year	—	(1,484,438)	(1,484,438)
Amortization of Stock based Compensation	—	—	52,778
Common stock issued			1,062,500
Common stock issued for services	—	—	591,667
Common Stock repurchased and cancelled	—	—	(97,000)

Balance, December 31, 1998	—	(2,782,948)	935,196
Net loss for the year	—	(4,195,263)	(4,195,263)
Deferred Compensation - stock options	(9,946)	—	—
Amortization of Stock based Compensation	3,262	—	3,262
Common stock issued for services	—	—	3,168,832
Common stock issued via private placement	—	—	260,000

Balance, December 31, 1999	(6,684)	(6,978,211)	172,027
Net loss for the year		(2,616,261)	(2,616,261)
Amortization of Stock based Compensation	4,197		4,197
Common stock issue	—	—	251,344
Other	—	—	432
Preferred shares issued	—	—	5,986,650
Preferred stock issued for services	—	—	1,125,000
Balance, December 31, 2000	(2,487)	(9,594,472)	4,923,389
Net loss for the year	—	(1,432,046)	(1,432,046)
Deferred Compensation - stock options	(20,000)	—	—
Amortization of Stock based Compensation	22,155	—	22,155
Balance, December 31, 2001	(332)	(11,026,518)	3,513,498
Net loss for the year	—	(1,684,965)	(1,684,965)
Amortization of Stock based Compensation	332	—	332

Balance, December 31, 2002	—	(12,711,483)	1,828,865

The accompanying notes are an integral part of these consolidated financial statements

	Preferred Stock	Preferred Stock Par Value	Common Stock	Common Stock Par Value	Additional Paid in Capital	Unamortized Deferred Stock Based Compensation	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity
Balance December 31, 2002	4,235,299	423	13,083,695	1,307	14,538,618	—	$(12,711,483)	1,828,865

Net loss for the year	—	—	—	—	—	—	(13,106,247)	(13,106,247)

Conversion of preferred stock in connection with the Merger	(4,235,299)	(423)	4,235,299	423	—	—	—	—

Common stock issued to former Synergy stockholders	—		4,329,927	432	6,494,458	—	—	6,494,890

Common stock issued in exchange for Webtronics common stock	—		1,503,173	150	(150)	—	—	—

Deferred Compensation - stock options	—		—	—	9,313,953	(9,313,953)	—	—

Amortization of deferred Stock based Compensation	—		—	—	—	3,833,946	—	3,833,946

Private placement of common stock, net	—	—	2,776,666	278	3,803,096	—	—	3,803,374
Balance, December 31, 2003	—	—	25,928,760	2,590	34,149,975	(5,480,007)	(25,817,730)	2,854,828

The accompanying notes are an integral part of these consolidated financial statements

	Preferred Stock	Preferred Stock Par Value	Common Stock	Common Stock Par Value	Additional Paid in Capital	Unamortized Deferred Stock Based Compensation	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity
Balance, December31, 2003	—	—	25,928,760	2,590	34,149,975	(5,480,007)	(25,817,730)	2,854,828

Net loss for the period	—	—	—	—	—	—	(7,543,467)	(7,543,467)

Amortization of deferred Stock-based compensation expense	—	—	—	—	—	3,084,473	—	3,084,473

Variable accounting for stock options	—	—	—	—	(816,865)	—	—	(816,865)

Stock-based compensation net of forfeitures	—	—	—	—	240,572	93,000	—	333,572

Common stock issued via private placements, net	—	—	3,311,342	331	6,098,681	—	—	6,099,012

Warrant and stock-based compensation for services in connection with the Merger	—	—	—	—	269,826	—	—	269,826

Common stock returned from former Synergy stockholders	—	—	(90,000)	(9)	(159,083)	—	—	(159,092)

Stock issued for patent rights	—	—	25,000	3	56,247	—	—	56,250

Common stock issued for services	—	—	44,000	7	70,833	—	—	70,840

Balance, December 31, 2004	—	—	29,219,102	2,922	39,910,187	(2,302,534)	(33,361,197)	4,249,378

The accompanying notes are an integral part of these consolidated financial statements

	Common Stock	Common Stock Par Value	Additional Paid in Capital	Unamortized Deferred Stock Based Compensation	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity(Deficit)
Balance, December 31, 2004	29,219,102	$2,922	$39,910,187	$(2,302,534)	$(33,361,197)	$4,249,378

Net loss for the year	—	—	—	—	(11,779,457)	(11,779,457)

Deferred stock- based compensation - new grants	—	—	1,571,772	(1,571,772)	—	—

Amortization of deferred stock- based compensation	—	—	—	2,290,843	—	2,290,843

Variable accounting for stock options	—	—	75,109	—	—	75,109

Common stock issued via private placement:
March 2005	1,985,791	198	3,018,203	—	—	3,018,401
August 2005	1,869,203	187	1,812,940	—	—	1,813,127
Finders fees and expenses	—	—	(176,250)	—	—	(176,250)

Exercise of common stock warrant	125,000	13	128,737	—	—	128,750

Common stock issued for services	34,000	3	47,177	—	—	47,180

Balance, December 31, 2005	33,233,096	$3,323	$46,387,875	$(1,583,463)	$(45,140,654)	$(332,919)

The accompanying notes are an integral part of these consolidated financial statements

	Series A Convertible Preferred Shares	Convertible Preferred Stock	Common Stock	Common Stock Par Value	Additional Paid in Capital	Unamortized Deferred Stock Based Compensation	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity
Balance, December 31, 2005	—	—	33,233,096	$3,323	$46,387,875	$(1,583,463)	$(45,140,654)	$(332,919)

Net loss for the period	—	—	—	—	—	—	(12,919,229)	(12,919,229)

Reclassification of deferred unamortized stock-based compensation upon adoption of FAS 123R					(1,583,463)	1,583,463		—

Stock based compensation expense					2,579,431			2,579,431

Common stock issued via private placement:
February 2006			4,283,668	428	5,139,782			5,140,210
Finders fees and expenses					(561,808)			(561,808)
April 2006			666,667	67	799,933			800,000
Finders fees and expenses					(41,000)			(41,000)
Waiver and Lock-up Agreement			740,065	74	579,622			579,696

Common stock issued for services			87,000	9	121,101			121,110

Exercise of common stock warrants			184,500	18	190,017			190,035

Series A convertible preferred stock issued via private placement:	574,350	57			5,743,443			5,743,500
Finders fees and expenses	11,775	1			(448,909)			(448,908)
Detachable warrants					2,384,485			—
Beneficial conversion feature accreted as a dividend	—		—	—	—	—	(2,384,485)	—
Balance, December 31, 2006	586,125	$58	39,194,996	$3,919	$61,290,509	$—	$(60,444,368)	$850,118

The accompanying notes are an integral part of these consolidated financial statements

CALLISTO PHARMACEUTICALS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,			Period from June 5, 1996 (inception) to December 31,
	2006	2005	2004	2006
Cash flows from operating activities:
Net loss	$(12,919,229)	$(11,779,457)	$(7,543,467)	$(58,059,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,151	18,856	27,632	86,788
Stock-based compensation expense	2,746,478	2,419,694	2,732,770	16,517,445
Purchased in-process research and development (non-cash portion)	—	—	106,235	6,841,053
Stock-based liquidated damages	579,696	—	—	579,696
Changes in operating assets and liabilities:
Prepaid expenses	114,543	(136,053)	7,413	(66,741)
Security deposit	8,480	—	(19,216)	(73,716)
Accounts payable and accrued expenses	1,138,176	790,058	(43,481)	2,908,594
Total adjustments	4,589,524	3,092,555	2,811,353	26,793,119

Net cash used in operating activities	(8,329,705)	(8,686,902)	(4,732,114)	(31,266,764)
Cash flows from investing activities:
Acquisition of equipment	(8,602)	—	—	(93,239)
Net cash used in investing activities	(8,602)	—	—	(93,239)

Cash flows from financing activities:
Issuance of common and preferred stock	11,683,710	4,831,528	6,533,144	36,969,173
Finders fees and expenses	(1,051,716)	(176,250)	(434,132)	(2,023,723)
Exercise of common stock warrants	190,035	128,750	—	318,785
Net cash provided by financing activities	10,822,029	4,784,028	6,099,012	35,264,235

Net increase (decrease) in cash and cash equivalents	2,483,722	(3,902,874)	1,366,898	3,904,232

Cash and cash equivalents at beginning of period	1,420,510	5,323,384	3,956,486	—

Cash and cash equivalents at end of period	$3,904,232	$1,420,510	$5,323,384	$3,904,232
Supplementary disclosure of cash flow information:
Cash paid for taxes	$13,880	$46,643	$2,921	$123,487
Cash paid for interest	$—	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Accretion of fair value of beneficial conversion feature as a dividend to Series A Preferred stockholders	$2,384,485	$—	$—	$2,384,485
Stock options, warrants and common stock issued for services	$2,746,478	$2,419,694	$2,732,770	$16,517,445
Stock-based liquidated damages	$579,676	$—	$—	$579,676

 The accompanying notes are an integral part of these consolidated financial statements

CALLISTO PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business overview:

Callisto Pharmaceuticals, Inc. (“Callisto”) is a development stage biopharmaceutical company, whose primary focus is on biopharmaceutical product development. See footnote 4 for a complete description of Merger and consolidation. Since inception in June of 1996 Callisto’s efforts have been principally devoted to research and development, securing and protecting patents and raising capital. From inception through December 31, 2006, Callisto has sustained cumulative net losses of $58,059,883. Callisto’s losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of proposed products, stock based compensation expense, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees. From inception through December 31, 2006, Callisto has not generated any revenue from operations, expects to incur additional losses to perform further research and development activities and does not currently have any commercial biopharmaceutical products, and does not expect to have such for several years, if at all.

Callisto’s product development efforts are thus in their early stages and Callisto cannot make estimates of the costs or the time they will take to complete. The risk of completion of any program is high because of the many uncertainties involved in bringing new drugs to market including the long duration of clinical testing, the specific performance of proposed products under stringent clinical trial protocols, the extended regulatory approval and review cycles, the nature and timing of costs and competing technologies being developed by organizations with significantly greater resources.

2. Basis of presentation and going concern:

The accompanying consolidated financial statements of Callisto which include its wholly owned subsidiaries: (1) Callisto Research Labs, LLC (including its wholly owned but inactive subsidiary, Callisto Pharma, GmbH (Germany)) and (2) Synergy Pharmaceuticals Inc. (“Synergy”, including its wholly owned but inactive subsidiary IgX, Ltd (Ireland)), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The results of operations of Synergy are included in the consolidated financial statements from May 1, 2003 to December 31, 2006. All intercompany balances and transactions have been eliminated (see footnote 4).

The consolidated financial statements as of December 31, 2006 have been prepared under the assumption that Callisto will continue as a going concern for the twelve months ending December 31, 2007. Callisto’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Callisto will be required to raise additional capital within the next twelve months to complete the development and commercialization of current product candidates and to continue to fund operations at its current cash expenditure levels.

Cash used in operating activities was $8.3 million, $8.7 million and $4.7 million for the twelve months ended December 31, 2006, 2005 and 2004 respectively. During the year ended December 31, 2006, 2005 and 2004 Callisto incurred net losses of approximately $12.9 million, $11.8 million and $7.5 million, respectively.

To date, Callisto’s sources of cash have been primarily limited to the sale of equity securities. Net cash provided by financing activities for the twelve months ended December 31, 2006, 2005 and 2004 was approximately $10.8 million, $4.8 million and $6.1 million respectively. Callisto cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that Callisto can raise additional funds by issuing equity securities, Callisto’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact Callisto’s ability to conduct its business. If Callisto is unable to raise additional capital when required or on acceptable terms, it may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of Callisto’s product candidates. Callisto also may be required to:

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

Fair value of financial instruments - Callisto’s financial instruments consist of cash and accounts payable. These financial instruments are stated at their respective carrying values which are equivalent to fair value due to their short term nature.

Business concentrations and credit risks - All of Callisto’s cash and cash equivalents as of December 31, 2006 and 2005 are on deposit with a major money center financial institution. Deposits at any point in time may exceed federally insured limits.

Share-based payments - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and accordingly Callisto adopted SFAS 123R on January 1 , 2006.

SFAS 123R provides for two transition methods. The “modified prospective” method requires that share-based compensation expense be recorded for any employee options granted after the adoption date and for the unvested portion of any employee options outstanding as of the adoption date. The “ modified retrospective “ method requires that, beginning in the first quarter of 2006, all prior periods presented be restated to reflect the impact of share-based compensation expense consistent with the proforma disclosures previously required under SFAS 123. Callisto has elected to use the “modified prospective” method in adopting this standard.

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

For all awards granted prior to January 1, 2006, the unearned deferred fair value of stock based compensation is being recognized as an expense on a straight line basis over the remaining requisite service period, which ranged from nine months to three years at the date of adoption. Our financial results for prior periods have not been restated. The adoption of SFAS 123R increased net loss for the twelve months ended December 31, 2006 by $1,372,487, or $0.03 per share, for stock based compensation cost related to employee stock options. The unrecognized compensation cost related to non-vested share-based compensation arrangements for all employee stock options outstanding at December 31, 2006, as measured at the date of grant, was $621,853 and will be recognized over a weighted average vesting period of 1.37 years.

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

Stock based compensation expense related to employee and non-employee stock options recognized in operating results for the twelve months ended December 31, 2006, 2005 and 2004 and for the period from June 6, 1996 (inception), through December 31, 2006 was as follow:

	Twelve Months Ended ,		December 31,	June 5, 1996 (Inception) to December 31
Stock based compensation expense	2006	2005	2004	2006

Employees — included in research and development	$420,683	$276,250	$1,508,588	$2,552,542
Employees — included in general and administrative	951,804	1,254,167	1,203,954	4,266,342
Subtotal employee stock option grants	1,372,487	1,530,417	2,712,542	6,818,884

Non-employee — research and development	102,750	—	—	102,750
Non-employee — general and administrative	1,271,241	889,277	20,228	9,595,811
Subtotal non-employee stock option grants	1,373,991	889,277	20,228	9,698,561
Total stock based compensation expense	$2,746,478	$2,419,694	$2,732,770	$16,517,445

The estimated fair value of employee options granted was determined in accordance with SFAS 123R on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for options granted during the twelve months ended December 31, 2006: risk free interest of 4.25% to 4.57%, dividend yield 0% and expected option term of 3 to 7 years. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of Callisto’s employee stock options. Callisto has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. The computation of the expected option term is based on expectations regarding future exercises of options which generally vest over 3 years and have a 10 year life. The expected volatility is based on the historical volatility of Callisto’s stock and was 79% for all options granted during the 3 months ended March 31, 2006 and then 60% for option grants since April 1, 2006.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Callisto estimated future unvested option forfeitures based on historical Company experience and has incorporated this rate in determining the fair value of employee option grants.

Callisto’s determination of fair value is affected by Callisto’s stock price as well as the assumptions discussed above that require judgment. The weighted-average fair value of all options granted during the twelve months ended December 31, 2006, estimated as of the grant date using the Black-Scholes option valuation model, was $0.091 per share. See footnotes 6. Stock option plans and 8. Commitments and contingencies, for additional information about Callisto’s stock option plans and option grants.

A summary of stock option activity as of December 31, 2006 and of changes in options outstanding under Callisto’s plans during the twelve months ended December 31, 2006 is presented below:

	Number	Exercise Price	Weighted Average Exercise Price
	of options	Per Share	Per Share

Balance, December 31, 2005	8,008,210	$0.75 - 6.75	$1.79
2006: Granted	978,500	$0.77 - 1.64	$1.48
Forfeitures	(933,335)	$0.75 – 3.00	$1.78
Balance, December 31, 2006	8,053,375	$0.75 – 6.75	$1.75
Exercisable as of December 31, 2006	5,424,046	$0.75 – 6.75	$1.62

SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to Callisto’s accumulated deficit position, no tax benefits have been recognized in the cash flow statement.

Had compensation cost for stock options granted to employees and directors prior to January 1, 2006 been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under SFAS 123, Callisto’s net loss for the twelve months ended December 31, 2005 and 2004 would have been as follows:

	2005	2004
Net loss applicable to common stockholders, as reported	$(11,779,457)	$(7,543,467)

Add: Stock-based employee compensation expense recorded under APB No. 25 intrinsic method	1,530,417	2,712,542
Deduct: Stock-based employee compensation expense determined under Fair Value based method for all awards	(2,526,419)	(2,916,720)

Pro forma net loss applicable to common stockholders	$(12,775,459)	$(7,747,645)

Net loss per share:
Basic and diluted - as reported	$(0.37)	$(0.26)

Basic and diluted -pro forma	$(0.41)	$(0.27)

Weighted average fair value per share for options granted	$0.93	$1.81

Black-Scholes Methodology Assumptions:

Expected stock volatility	79%	100%
Dividend yield	0%	0%
Risk free interest rate	4.25%	2.87% to 4.5%
Expected lives of options	3 to 7 years	7 to 10 years

Research and development - Callisto does not currently have any commercial biopharmaceutical products, and does not expect to have such for several years, if at all and therefore, because the benefits are uncertain, and occur only when research leads to a commercial product, research and development costs are expensed as incurred as prescribed by SFAS No. 2. These include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, patent filing and maintenance expenses, purchase of in-process research and development, regulatory and scientific consulting fees as well as contract research and royalty payments to licensors, patient costs, drug formulation and tableting, data collection, monitoring, insurance, and FDA consultants.

Income taxes - Income taxes are accounted for under the asset and liability method prescribed by SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or the entire deferred tax asset will not be realized.

Net Loss per Share - Basic and diluted net loss per share is presented in conformity with SFAS No. 128, “Earnings per Share,” for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares since the inclusion of issuable shares pursuant to the exercise of stock options and warrants, would have been antidilutive. As of December 31, 2006 there were 15,841,154 warrants and 8,053,375 stock options outstanding, and at December 31, 2005 there were 2,567,317 warrants and 8,008,210 stock options outstanding. In addition Callisto had 7,658,000 common shares issuable upon conversion of its Series A convertible preferred stock as of December 31, 2006 (See Note 5 below) and no preferred stock was outstanding as of December 31, 2005 and 2004.

Government Grants - On October 7, 2003 Callisto was awarded a $265,697 Small Business Technology Transfer Research grant from the National Institutes of Health for studies on Atiprimod. The Principal and Co-Principal Investigators of the grant entitled “Atiprimod to Treat Multiple Myeloma and Bone Resorption” are Dr. Gary S. Jacob, Chief Executive Officer of Callisto, and Dr. Kenneth C. Anderson, Director of the Jerome Lipper Multiple Myeloma Center of the Dana-Farber Cancer Institute, respectively. Funding for the total amount of this grant was received during the twelve months ended December 31, 2004 and $265,697 has been reported on our Consolidated Statements of Operations as a separate line item entitled “Government Grant”.

On April 1, 2005 Callisto was awarded an $885,641 biodefense partnership grant from the National Institute of Allergy and Infectious Diseases (“NIAID”) to develop a monoclonal antibody and vaccine against bacterial superantigen toxins over a two year period.  Callisto receives cash funding under approved grants and records the receipt as an offset to research and development expense only when the expense is incurred. Funds received as an offset to research and development expenses incurred totaled $352,649 and $226,119 during the twelve months ended December 31, 2006 and 2005, respectively and have been reported on our Condensed Consolidated Statements of Operations as a separate line item entitled “Government Grant”.  In addition as of December 31, 2006 Callisto has received approximately $294,000 of cash advances under the NIAID grant for which it had not yet incurred any expenses and this amount is included in a segregated cash account and in current liabilities.  During October 2006 Callisto used approximately $75,000 of this cash, to pay operating expenses not specifically related to the work on the biodefense program, until the proceeds from the sale of Series A Convertible Preferred Stock were received during the quarter ended December 31, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2007, the FASB issued Statement of Financial Accounting Standards No.159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment to SFAS 115” (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to measure all eligible items at fair value at specified election dates. A business entity shall report all unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. Callisto is currently evaluating the impact, if any, of the provisions of SFAS 159.

In December 2006, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 00-19-2”Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) which addresses an issuer’s accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No.5 “Accounting for Contingencies”. The guidance in FSP 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No.150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No.45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to include scope exceptions for registration payment arrangements. FSP 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of FSP 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Callisto has analyzed the provisions of FSP 00-19-2 and determined that it is not likely have a material effect on Callisto’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No.157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. Callisto is currently evaluating the impact, if any, of the provisions of SFAS 157.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109”) which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in the amount of income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of SFAS No. 154 did not have a material effect on Callisto’s results of operations or financial position.

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

5. Stockholders’ equity (deficit):

From October 2006 until January 2007, Callisto placed 602,350 shares of Series A Convertible Preferred Stock and 8,031,333 warrants to certain investors for aggregate gross proceeds of $6,023,500. As of December 31, 2006 Callisto had closed on 574,350 shares of such Series A Convertible Preferred Stock for aggregate gross proceeds of $5,743,500. The final traunche of this financing closed January 10, 2007 when Callisto placed 28,000 shares of such Series A Convertible Preferred Stock for aggregate gross proceeds of $280,000. The shares of Series A Convertible Preferred Stock are convertible into shares of common stock at a conversion price of $0.75 per share.  The investors also are parties to a Registration Rights Agreement, dated as of October 23, 2006 pursuant to which Callisto agreed to file, within 60 days of closing, a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of the shares of common stock underlying the Series A Convertible Preferred Stock and the warrants issued to the investors. The warrants are immediately exercisable at $0.75 per share,   will expire five years from the date of issuance, and have certain antidilution rights for the twelve month period beginning on the effective date of the registration statement registering the shares of common stock underlying the warrants.  Callisto (i) paid aggregate fees and expenses of $485,308 ($448,908 prior to December 31, 2006) in cash, (ii) issued an aggregate 11,775 shares of Series A Convertible Preferred Stock and (iii) issued 1,228,761warrants to purchase common stock, to certain selling agents. The warrants are immediately exercisable at $0.75 per share, will expire five years after issuance and have the same anti-dilutive rights as the investor warrants. On January 12, 2007 Callisto filed a registration statement on Form S-3 registering the common stock issuable upon (i) the conversion of the all Series A Convertible Preferred Stock, (ii) the exercise of all related investor warrants and (iii) the exercise of all selling agent warrants. On February 15, 2007 Amendment No.1 to this registration statement was declared effective by the SEC.

The material terms of the Series A Preferred Stock consist of:

Dividends . Holders of the Series A Convertible Preferred Stock shall not be entitled to receive dividends except as and if declared at Callisto’s sole election.

Voting Rights .. Shares of the Series A Convertible Preferred Stock shall have no voting rights. However, so long as any shares of Series A Convertible Preferred Stock are outstanding, Callisto shall not, without the affirmative vote of a majority in interest of the shares of Series A Convertible Preferred Stock then outstanding, (a) alter or change adversely the powers, preferences or rights given to the Series A Convertible Preferred Stock, (b) authorize or create any class of stock senior or equal to the Series A Convertible Preferred Stock, (c) amend its articles of incorporation or other charter documents, so as to affect adversely any rights of the holders of Series A Convertible Preferred Stock or (d) increase the authorized number of shares of Series A Convertible Preferred Stock.

Liquidation. Upon any liquidation, dissolution or winding-up of Callisto, the holders of the Series A Convertible Preferred Stock shall be entitled to receive an amount equal to the Stated Value per share, which is $10 per share plus any accrued and unpaid dividends.

Conversion Rights. Each share of Series A Convertible Preferred Stock shall be convertible into that number of shares of common stock determined by dividing the Stated Value, currently $10 per share, by the conversion price, currently $0.75 per share. The conversion price is subject to adjustment for dilutive issuances.

Automatic conversion. Beginning October 24, 2007, if the price of the common stock equals $1.50 per share for 20 consecutive trading days, and an average of 50,000 shares of common stock per day shall have been traded during the 20 trading days, Callisto shall have the right to deliver a notice to the holders of the Series A Convertible Preferred Stock, to convert any portion of the shares of Series A Convertible Preferred Stock into shares of Common Stock at the conversion price.

As per Emerging Issues Task Force (“EITF”) Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, Company Stock”, Callisto has determined that the warrants should be treated as “permanent equity”.

As per EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” Callisto evaluated the preferred stock transaction and accordingly found that there was an embedded beneficial conversion feature.  The fair value of the detachable warrants on the date of grant was $3,390,506 using Black Scholes assumptions of 60% volatility, a risk free interest rate of 4.57% to 4.84%, no dividend, an expected life of 5 years and a stock price on that dates of grant ranging from $0.88 to $ 0.75 per share.  The conversion rights of the preferred stock contained a beneficial conversion feature totaling $2,384,485, using the “effective conversion price” method based on relative fair value of the preferred stock and the warrants. This beneficial conversion feature was immediately accreted to the preferred stock as a dividend because the preferred stock could be converted immediately upon issuance.  The beneficial conversion feature associated with final traunche of 28,000 shares of Series A Convertible Preferred Stock placed in January 2007 amounted to $119,683 and will be recorded as a beneficial conversion feature accreted as a dividend in the quarter ended March 31, 2007.

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

On November 2, 2006 Callisto submitted a plan advising AMEX of the actions it has taken, or will take, that would bring it into compliance with Section 1003(a) (iv) of the Company Guide by April 3, 2007 and with Section 1003(a) (i) of the Company Guide by April 3, 2008. The plan was approved January 24, 2007 and Callisto may maintain its listing during the plan period of up to 18 months, during which time Callisto will be subject to periodic review to determine if it is making progress consistent with the plan. If it is not in compliance with the continued listing standards at the end of the plan period, or it does not make progress consistent with the plan during the plan period, AMEX staff may initiate delisting proceedings. There is no guarantee that Callisto will be able to make progress consistent with the plan. While the plan is under periodic review by AMEX, Callisto expects that its common stock will continue to trade without interruption on AMEX.

On September 8, 2006 Callisto entered into a Letter Agreement with certain investors (the “Investors”) who participated in a private placement of our common stock and warrants in February and April 2006 (the “Prior Placement” see below).  Pursuant to this Letter Agreement, the Investors agreed to amend (the “Amendment”) the securities purchase agreement (the “Securities Purchase Agreement”), entered into in connection with the Prior Placement, to (i) delete the mandatory registration rights set forth in the Securities Purchase Agreement and add piggyback registration rights and (ii) waive any unpaid penalties pursuant to the liquidated damages provisions contained in the Securities Purchase Agreement. In addition, the Investors agreed to enter into a lock-up agreement (the “Lock-up Agreement”) pursuant to which they agreed not to sell or transfer the shares of common stock and warrants acquired in the Prior Placement for a period of nine months beginning September 1, 2006. In exchange for the Investors entering into the Amendment and the Lock-Up Agreement, Callisto agreed to issue to each Investor one share of common stock and 2.35 five year warrants exercisable at $1.00 per share (the “New Warrants”) for every five shares of common stock they purchased in the Prior Placement.  In addition, Callisto agreed in the Letter Agreement to amend the warrants (the “Old Warrants”) issued in the Prior Placement to the Investors to (i) extend the expiration date of the Old Warrants by 42 months thereby making them 5 year warrants and (ii) eliminate the provision in the Old Warrants by which Callisto can force exercise of the unexercised warrants.  During October and November 2006 Callisto entered into the Amendment and Lock-up Agreements with each Investor pursuant to which Callisto issued 740,065 shares of common stock and 2,086,988 New Warrants.  $153,797 in cash liquidated damages, payable to these Investors as of September 30, 2006, was concurrently waived.

The fair value of the shares issued to the Investors was $643,858 using the stock price on September 8, 2006 of $0.87 per share.  The fair value of the New Warrants was $934,928 using Black Scholes assumptions of 60% volatility, a risk free interest rate of 4.25%, no dividend, an expected life of 5 years and a stock price on that date of $0.87 per share, resulting in a total consideration associated with this transaction of $1,578,786. $425,899 of this fair value was allocated to additional stock-based liquidated damages expense during the quarter ended December 31, 2006 which, when combined with $153,797 of accrued liquidated damages waived as of September 30, 2006, resulted in total non-cash share based liquidated damages of $579,696 for the twelve months ended December 31, 2006. The balance of the total consideration, $999,090, was charged to additional paid in capital as a cost of placing the Series A Convertible Preferred Stock discussed above.

On February 3, 2006, Callisto closed a private placement of 4,283,668 shares of common stock and 1,070,917 common stock purchase warrants to certain accredited investors. The warrants are exercisable for 18 months from closing at an exercise price of $1.60 per share. The securities were sold at a price of $1.20 per share for aggregate proceeds of $5,140,210 and Callisto paid an aggregate transaction related fees and expenses of $561,808, yielding net proceeds of $4,578,402. In addition Callisto issued an aggregate 390,284 warrants to certain selling agents, which are exercisable at $1.25 per share and will expire three years after closing.

On April 7, 2006 Callisto had a second closing of the financing described above, in which Callisto sold an additional 666,667 shares of common stock and issued 166,667 common stock purchase warrants at the same terms, for gross proceeds of $800,000, bringing the total gross proceeds of the financing to $5.94 million and net proceeds to $5.34 million. Transaction related fees and expenses of  $41,000 were paid on this second closing and three year warrants to purchase a total of 66,667 common shares at a per share price of $1.25 were issued to certain selling agents.

Callisto agreed to file, within 60 days after the closing, a registration statement covering the resale of the shares of common stock and the shares underlying the warrants or pay financial liquidated damages to the investors up to a maximum of 8% of the gross proceeds.  As of December 31, 2006 Callisto had incurred $801,690 in liquidated damages related to the registration rights agreement which have been classified as other expense on our condensed consolidated statement of operations. On January 12, 2007 Callisto filed a registration statement on Form S-3 registering the common stock issued (i) on February 3, 2006, (ii) on April 7, 2006 and (iii) the common stock underlying the selling agent warrants. On February 15, 2007 Amendment No.1 to this registration statement was declared effective by the SEC.

As provided for by EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” the warrants were classified as permanent equity. The fair value of the investor warrants on the dates of grant was $1,269,978 using Black Scholes assumptions of 79% volatility, a risk free interest rate of 4.25%, no dividend, an expected life of 5 years and a stock price on that date of $1.59 per share. This fair value allocated to the investor warrants was recorded as additional paid in capital during the year ended December 31, 2006.

On October 20, 2005, at the Annual Meeting of Stockholders, Callisto stockholders voted to amend Callisto’s certificate of incorporation to increase the authorized number of shares of common stock from 75,000,000 shares to 100,000,000 shares. In addition the stockholders voted to adopt the Callisto 2005 Equity Compensation Incentive Plan and the Callisto 2005 Directors’ Stock Option Plan. (Note 6) The details of these stockholder resolutions are included in Callisto’s Proxy Statement (Schedule 14A Information) filed September 1, 2005 with the Securities and Exchange Commission.

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

During 2000, Callisto also sold 4,526,903 shares of common stock at a purchase price of $0.05 per share to certain officers and directors for services performed in the year 1999. Based on the most recent private placement of common stock during the fourth quarter of 1999, the value of these shares was determined to be $0.70 per share and Callisto recorded $3,168,832 as stock based compensation expense.

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

As of December 31, 2006 Callisto had 15,841,154 warrants outstanding to investors, selling agents and advisors with a weighted average exercise price of $0.95 per share.

6. Stock option plans:

In 1996, Callisto adopted an incentive and non-qualified stock option plan (the “Plan”) for employees, consultants and outside directors to purchase up to 2,000,000 shares of common stock. The Plan was amended in December 2002 to increase the number of shares authorized under the Plan to 10,000,000. The option term for the 4,745,042 options outstanding under the Plan is ten years from date of grant. The Plan terminated on January 1, 2006 under its original terms and no further options will be granted under the Plan.

On October 20, 2005, Callisto adopted 2005 Equity Compensation Incentive Plan (“2005 Equity Plan”). The maximum number of shares of common stock with respect to which awards may be granted under the 2005 Equity Plan is 5,000,000. The option term for options granted under the 2005 Equity Plan is ten years from date of grant, there were 850,000 options outstanding and there were 4,150,000 options available for future grants as of December 31, 2006.

On October 20, 2005, Callisto also adopted the Callisto 2005 Directors’ Stock Option Plan (“2005 Director’s Plan”). The maximum number of shares of common stock with respect to which awards may be granted under the 2005 Director’s Plan is 1,000,000. The option term for options granted under the 2005 Director’s Plan is ten years from date of grant, there were 106,000 options outstanding, and there were 894,000 options available for future grants as of December 31, 2006.

The following represent options outstanding for the years since June 5, 1996 (inception) through December 31, 2006.

			Weighted Average
	Number of options	Exercise Price	Exercise Price
	outstanding	Per Share	Per Share
Balance, June 5, 1996 (inception)	0	$0.00	$0.00
1996: Granted	66,668	$0.75	$0.75

Balance, December 31, 1996	66,668	$0.75	$0.75
1997: Granted	166,668	$0.75	$0.75

Balance, December 31, 1997	233,336	$0.75	$0.75
1998: Granted	264,169	$0.75	$0.75

Balance, December 31, 1998	497,505	$0.75	$0.75
1999: Granted	633,334	$0.75 - 4.90	$1.92

Balance, December 31, 1999	1,130,839	$0.75 - 4.90	$1.41
2000: Granted	815,666	$2.85 - 6.75	$3.83
Forfeitures	(15,000)	$0.75	$0.75

Balance, December 31, 2000	1,931,505	$0.75 - 6.75	$2.44
2001: Granted	730,000	$1.25 - 6.50	$2.77

Balance, December 31, 2001	2,661,505	$0.75 - 6.75	$2.53
2002: Granted	330,000	$4.50 - 6.50	$5.50

Balance, December 31, 2002	2,991,505	$0.75 - 6.75	$2.86
2003: Granted	3,013,555	$1.10 - 2.50	$1.48
Forfeitures	(1,151,500)	$2.85 - 6.75	$4.51

Balance, December 31, 2003	4,853,560	$0.75 - 6.75	$1.61
2004: Granted	2,853,500	$1.50 - 3.60	$3.11
Forfeitures	(385,000)	$1.50 - 2.50	$1.66

Balance, December 31, 2004	7,322,060	$0.75 - 6.75	$2.19
2005: Granted	2,174,484	$0.97 - 1.70	$1.34
Forfeitures	(1,488,334)	$1.50 - 3.50	$3.12
Balance, December 31, 2005	8,008,210	$0.75 - 6.75	$1.79
2006: Granted	978,500	$0.77 - 1.64	$1.48
Forfeitures	(933,335)	$0.75 – 3.00	$1.78
Balance, December 31, 2006	8,053,375	$0.75 – 6.75	$1.75

Included in the balance at December 31, 2006 were 2,353,333 Non-Plan options, of which 1,883,833 were exercisable at a weighted average exercise price of $1.72 per share.

The weighted average remaining term of all options outstanding decreased from 7.4 years at December 31, 2005 to 6.6 years at December 31, 2006.

On April 26, 2004, Callisto’s Board of Directors granted 100,000 stock options to Gabriele M. Cerrone, Chairman of the Board, in recognition of his efforts during the past year on behalf of Callisto. The stock options are immediately exercisable at $3.20 per share and stock-based compensation expense of $286,918 was recorded in connection with the grant, based on a Black-Scholes fair value of $2.87 per share.

On June 29, 2004, Callisto’s Compensation Committee recommended and the Board of Directors approved the grant of 275,000 stock options to Gary Jacob, Chief Executive Officer, as additional compensation. The stock options are exercisable at $3.00 per share. 25,000 options vest on each of June 1, 2005 and June 1, 2006 and 50,000 options vest on June 1, 2007. The remaining 175,000 options vest upon the achievement of performance milestones associated with the successful in-licensing, advancement and development of certain drug candidates. If the milestones are achieved Callisto will record stock-based compensation expense based on the intrinsic value of the options at that time. At this date, the milestones have not yet been achieved. On July 6, 2005, Callisto’s Compensation Committee recommended and the Board of Directors approved the grant of 350,000 stock options to Mr. Jacob as additional compensation. The stock options are exercisable at $1.01 per share. 100,000 options vest on each of July 6, 2006 and 2007 and 150,000 options vest on July 6, 2008.

7. Income taxes:

At December 31, 2006 and 2005, Callisto had available Federal net operating tax loss carry forwards of approximately $31,000,000 and $22,000,000, respectively, expiring through 2026 to offset future taxable income. The net deferred tax asset has been fully offset by a valuation allowance due to uncertainties regarding realization of benefits from these future tax deductions. As a result of the change in control provisions of Internal Revenue Code Section 382, a significant portion of these net operating loss carry forwards may be subject to limitation on future utilization.

During the twelve months ended December 31, 2005 and 2004 Synergy sold certain New Jersey State tax loss carry forwards under a state economic development program for cash of approximately $177,000 and $233,000, respectively. The proceeds of economic development funds have been used to support research and development activities in New Jersey. This state tax benefit was recorded as Other Income during the fourth quarter ended December 31, 2005 and 2004.  As of December 31, 2005 Callisto had no remaining New Jersey State tax loss carry forwards available for sale and no such benefits were realized during the twelve months ended December 31, 2006.

8. Commitments and contingencies:

License agreements:

On January 10, 2006, Callisto entered into a Patent and Technology License Agreement with The University of Texas M.D. Anderson Cancer Center. Pursuant to the license agreement, Callisto was granted the exclusive right to manufacture, have manufactured, use, import, offer to sell and/or sell anti-cancer compounds called tyrphostins (renamed Degrasyns). Callisto paid a nonrefundable fee of $200,000 upon execution of this agreement, expensed as research and development and is obligated to pay annual license maintenance fees to The University of Texas M.D. Anderson Cancer Center. Callisto is also obligated under this agreement to pay for the legal fees and expenses associated with establishing and protecting the patent rights worldwide. Callisto also agreed to pay The University of Texas M.D. Anderson Cancer Center royalties based on net sales from any licensed products, plus aggregate milestone payments of up to $1,750,000 based upon achieving certain regulatory submissions and approvals. The term of the agreement is from January 10, 2006 until the end of the term for which the patent rights associated with the licensed technology have expired. If the first pending patent is issued, the agreement is projected to expire in 2025. In addition, at any time after two years from January 10, 2006, The University of Texas M.D. Anderson Cancer Center has the right to terminate the license if Callisto fails to provide evidence within 90 days of written notice that it has commercialized or is actively and effectively attempting to commercialize the licensed technology.

On March 23, 2006, Callisto entered into a 2-year sponsored laboratory study agreement with the University of Texas M. D. Anderson Cancer Center whereby Dr. Nicholas Donato, as principal investigator, will analyze the anti-tumor activity and mechanism of action of Callisto’s WP1130 Degrasyn compound and analogs. The agreement calls for payment of $145,900 to M.D. Anderson in two installments of $72,950 with the first payment due within 30 days of the effective date of the agreement, and the second payment due within six months of execution. These research expenditures were expensed as incurred during the twelve months ended December 31, 2006 consistent with Callisto’s application of SFAS No.2.

On March 27, 2006, Callisto entered into a 2-year sponsored laboratory study agreement with the University of Texas M. D. Anderson Cancer Center whereby Dr. William Bornmann, as principal investigator, will perform molecular modeling and synthesize a library of compounds based on Callisto’s Degrasyn platform technology. The agreement calls for payment of $127,145 to M.D. Anderson in two installments of $63,572 with the first payment due within 30 days of the effective date of the agreement, and the second payment due within six months of execution. These research expenditures were expensed as incurred during the twelve months ended December 31, 2006 consistent with Callisto’s application of SFAS No.2.

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

On February 24, 2004, Callisto entered into an agreement with Houston Pharmaceuticals, Inc. (“HPI”) to sublicense the rights to a key patent covering a technology platform for site-directed DNA intercalation and Callisto acquired the rights to a patent covering new anthracycline analogs. Callisto issued to HPI 25,000 shares of common stock at a fair value of $56,250 and reimbursed HPI approximately $103,500 for various costs and expenses. The total consideration of $159,750 was allocated in full to the HPI patent rights, which have not yet reached technological feasibility, and having no alternative use, was accounted for as purchased in-process research and development expense during the quarter ended March 31, 2004. The fair value of the common stock issued to HPI was $2.25, based on the price per share paid in the April 2004 private placement, which closed on April 19, 2004. In addition, Callisto granted to HPI 1,170,000 performance based stock options, exercisable at $3.50 per share, which vest upon the achievement of certain milestones. Callisto also agreed to pay HPI royalties of 2% on net sales from any products resulting from commercializing the site-directed DNA intercalation. Pursuant to the sublicense agreement, in the event Callisto’s Board of Directors determined to abandon its development and commercialization of the site-directed DNA intercalation, HPI had the right to terminate the sublicense agreement. On September 19, 2005, because data from in vivo pre-clinical studies did not meet Callisto’s standards for clinical development, Callisto notified HPI of its decision to terminate the sublicense agreement. On September 28, 2005 Callisto agreed with HPI that HPI would repurchase certain patent rights in exchange for forfeiting the 1,170,000 performance based stock options. Accordingly the 1,170,000 options granted to HPI were cancelled.

On August 28, 2002, and as amended on May 23, 2003, Synergy entered into a worldwide license agreement with AnorMED, Inc. (“AnorMED”) to research, develop, sell and commercially exploit the Atiprimod patent rights. The license agreement provides for aggregate milestone payments of up to $14 million based upon achieving certain regulatory submissions and approvals for an initial indication, and additional payments of up to $16 million for each additional indication based on achieving certain regulatory submissions and approvals. In addition the agreement requires Synergy to pay AnorMED royalties on net sales. Commencing on January 1, 2004 and on January 1 of each subsequent year Synergy is obligated to pay AnorMED a maintenance fee of $200,000 until the first commercial sale of the product. The first two annual maintenance fee payments under this agreement were made in January 2004, 2005 and 2006 and these were recorded as research and development expense. The license agreement will terminate in 2018.

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

Employment and Consulting Agreements:

On January 31, 2006, Callisto entered into a consulting agreement with Dr. Moshe Talpaz, whereby Dr. Talpaz will provide consulting services for Callisto’s Degrasyns program. Under the agreement Dr. Talpaz will be paid $10,000 per year and was granted 575,000 10-year options to purchase Callisto common stock at $1.60 per share. Such options vest based on milestones related to the Degrasyns compounds being developed towards FDA approval. The term of the agreement is for the length of time Callisto is developing the Degrasyns platform of compounds in all indications

On October 10, 2005 Callisto entered into an employment agreement with Dan D’Agostino to serve as Callisto’s Chief Business Officer. Pursuant to the employment agreement, Callisto will employ Mr. D’Agostino for a period of one year commencing October 10, 2005 which term will be automatically renewed for successive one year periods until written notice not to renew is delivered by either Callisto or Mr. D’Agostino. Mr. D’Agostino will be paid an annual base salary of $175,000 (“Base Salary”). In addition, Mr. D’Agostino will be eligible to earn an annual cash bonus up to 15% of his annual Base Salary annually, plus up to $25,000 based on meeting performance objectives and bonus criteria, specifically surrounding Callisto’s corporate development plans to expand its technology and product portfolio.

Mr. D’Agostino was granted an aggregate 400,000 incentive stock options pursuant to Callisto’s stock option plan with an exercise price of $1.53 per share. 300,000 of such options will vest pursuant to the following schedule: 100,000 options will vest on October 10, 2006; 100,000 options will vest on October 10, 2007; and 100,000 options will vest on October 10, 2008. The remaining 100,000 options will vest upon the successful in-licensing of certain drug candidates.

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

Pursuant to the Agreement, Callisto issued warrants to Trilogy to purchase 1,793,322 shares of Common Stock of Callisto at an exercise price of $1.03 per share (the “Warrants”). The Warrants issued to Trilogy are exercisable upon issuance and expire on July 18, 2008. The fair value of the Warrants using the Black-Scholes methodology was $1,469,931 on the date of grant and is being amortized to stock-based compensation expense over the term of the Agreement. Stock based compensation expense associated with these warrants was $735,236 and $734,695 during the twelve months ended December 31, 2006 and 2005, respectively. During the twelve months ended December 31, 2006 Trilogy exercised 185,500 common stock warrants for cash totaling $190,035 and during the twelve months ended December 31, 2005 Trilogy exercised 125,000 common stock warrants for cash totaling $128,750.

On November 2, 2006, Trilogy Capital Partners, Inc. filed suit against Callisto in Superior Court of the State of California, County of Los Angeles, Central District, alleging that Callisto breached a Letter of Engagement dated July 18, 2005 between Callisto and Trilogy by failing to pay certain fees.  Additionally, Trilogy alleges that Callisto breached a consulting agreement dated January 1, 2006 between Callisto and MBA Holdings, LLC (later assigned to Trilogy) by failing to pay certain consulting fees.  Trilogy is seeking payment in the aggregate amount of $94,027.55 plus interest and attorneys fees.  On December 27, 2006, Callisto filed an answer to the Trilogy complaint denying the allegations in the Trilogy complaint and on the same date, Callisto filed a cross-complaint against Trilogy in Superior Court of the State of California, County of Los Angeles, Central District, alleging, among other things, that Trilogy breached the Letter of Engagement with Callisto by failing to provide the agreed-upon services and fraudulently induced Callisto to enter into the Letter of Engagement by  misrepresenting its capabilities.  Callisto is asking for unspecified damages plus attorneys’ fees.  On January 23, 2007, Trilogy answered Callisto’s cross-complaint denying all of the allegations. The court has ordered the parties to mediation to be completed by November 20, 2007.

On December 27, 2004, Callisto entered into a consulting agreement (the “Agreement”) with Gabriele M. Cerrone, Callisto’s Chairman of the Board (the “Consultant”). The duties of the Consultant and the obligations of Callisto to pay compensation commenced on January 10,

2005 (the “Start Date”). The duties of the Consultant pursuant to the Agreement will consist of strategic planning and capital markets consulting advice. The term of the Agreement will commence upon the Start Date and continue until December 31, 2006 with automatic renewal for successive one year periods unless either party gives notice to the other not to renew the Agreement. Callisto will pay Consultant the annual sum of $205,000 (the “Base Compensation”) at the rate of $17,083.33 per month commencing on the Start Date. In addition, per the Agreement Consultant was granted 375,000 ten year non-qualified stock options at an exercise price of $1.70 per share, which was the stock price on December 27, 2004 (date of execution of the Agreement), one half of such options vest on each of the first two anniversaries of the date of the Agreement. The stock-based compensation expense associated with these option grants during the year ended December 31, 2005 was $212,619. This expense was based on an initial Black-Scholes fair value of $1.52 per share on the date of grant and subsequently marked to market quarterly as required by Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”). Accordingly the measurement date will be the earlier of the second anniversary of the agreement (fully vested) or the accelerated vesting date if Mr. Cerrone is terminated without cause or good reason. In the event the Agreement is terminated without cause or for good reason, the Consultant will receive a cash payment equal to the aggregate amount of Base Compensation for the then remaining term of the Agreement and all unvested stock options will immediately vest and the exercise period of such options will be extended to the later of the longest period permitted by Callisto’s stock option plans or ten years following termination. In the event a change of control of Callisto occurs, Consultant shall be entitled to such compensation upon the subsequent termination of the Agreement within two years of the change in control unless such termination is the result of the Consultant’s death, disability or retirement or the Consultant’s termination for cause. During the twelve months ended December 31, 2006 and 2005. Mr. Cerrone earned bonuses totaling $125,855 and $30,750, respectively.

On January 25, 2007, Callisto entered into an Extension and Amendment Agreement with Mr. Cerrone.  The agreement extends the term of the consulting agreement between us and Mr. Cerrone, dated as of December 27, 2004, to December 31, 2009.  Among other things, the agreement increases Mr. Cerrone’s compensation from $205,000 to $275,000 per year.  In addition, Mr. Cerrone was granted 225,000 ten year non-qualified stock options at an exercise price of $0.96 per share of which 75,000 vest on each of December 31, 2007, 2008 and 2009.  Additionally, pursuant to the agreement, in recognition of the services beyond that required of Mr. Cerrone during the period from July 1, 2006 to January 25, 2007, Callisto accrued a bonus to Mr. Cerrone of $75,000, payable on March 31, 2007.  Mr. Cerrone shall be eligible to earn a cash bonus of up to 22.5% of his base compensation for each twelve month period during the term of the agreement based on meeting performance objectives and bonus criteria to be mutually identified by Mr. Cerrone and Callisto’s Board.

On December 22, 2004, the Board of Directors of Callisto, acting upon advice of its Compensation Committee, awarded Mr. Cerrone a cash bonus of $200,000 in recognition of his contributions to Callisto including negotiation and acquisition of certain intellectual property licenses during 2004. Accordingly this bonus was charged to research and development expense during 2004. Mr. Cerrone’s cash bonus for the year ended December 31, 2005 was $30,750 per his Agreement and based on his role in strategic planning and capital markets consulting for Callisto during 2005 this bonus was charged to general and administrative expense.

On August 12, 2004, in connection with the L-Annamycin license, Callisto entered into a consulting agreement with Roman Perez-Soler, M.D., for a term concurrent with the L-Annamycin license agreement. In connection therewith Dr. Perez-Soler agreed to be appointed to Callisto’s Scientific Advisory Board. As consideration for consulting and advisory services Dr. Perez-Soler shall receive a $30,000 per year consulting fee and 44,000 shares of restricted common stock. These shares were recorded as stock based compensation expense during the 12 months ended December 31, 2004 for a total of $70,840 based on the closing stock price of $1.61 on August 23, 2004. In addition, Callisto granted to Dr. Perez-Soler an option to purchase 468,500 shares of common stock at an exercise price of $3.00 per share. The option shares vest upon achievement of specific milestones related to future development of L-Annamycin, at which time stock-based compensation expense will be recorded based upon the fair value of the options at that time.

On April 6, 2004, Kunwar Shailubhai, Ph.D. entered into an employment agreement with Synergy in which he agreed to serve as Senior Vice President, Drug Discovery. Dr. Shailubhai’s employment agreement is for a term of 12 months beginning April 6, 2004 and is automatically renewable for successive one year periods at the end of the term. Dr. Shailubhai’s salary is $150,000 per year and he is eligible to receive a cash bonus of up to 15% of his salary per year. Dr. Shailubhai received a grant of 100,000 stock options which are exercisable at $1.50 per share. 50,000 of such stock options vested in June 2004 and 50,000 options vested in December 2004.

Callisto previously had an employment agreement dated June 13, 2003 with Kunwar Shailubhai, Ph.D. to serve as Executive Vice President and Head of Research and Development for a term of 18 months beginning June 13, 2003. Dr. Shailubhai’s salary was $170,000 per year and he was eligible to receive a cash bonus of up to 15% of his salary per year. In connection with his employment agreement, Dr. Shailubhai received a grant of 25,000 stock options which were fully vested and have an exercise price of $1.50 per share. Dr. Shailubhai also received a grant of 325,000 stock options which were to have vested over a three year period and were exercisable at $1.50 per share. This employment agreement was terminated on April 6, 2004 and unvested options were forfeited.

The new grant of 100,000 options was not subject to variable accounting under FIN 44 because it was deemed that Dr. Shailubhai continued as an employee within a consolidated group and there were no change in the exercise price. The unamortized deferred compensation cost associated with the 225,000 cancelled options of $706,813 as of the date of cancellation, was charged to stock-based compensation expense during the quarter ended June 30, 2004. The remaining deferred balance, based on the original intrinsic value, associated with the remaining 100,000 options of $314,139, was expensed over the vesting period of the new grant (e.g. April 7, 2004 through December 31, 2004).

On January 15, 2004, Callisto entered into an employment agreement with Bernard Denoyer, its Vice President, Finance. Mr. Denoyer’s employment agreement is for a term of 12 months beginning January 15, 2004 and is automatically renewable for successive one year periods at the end of the term. Mr. Denoyer’s salary is $90,000 per year and he is eligible to receive a cash bonus of up to 10% of his salary per year. Mr. Denoyer received a grant of 100,000 stock options which vest over a three year period and are exercisable at $3.60 per share. On July 29, 2005 Mr. Denoyer was granted an additional 75,000 stock options which vest over three years and are exercisable at $1.38 per share. On September 1, 2006 Mr. Denoyer’s salary was increased to $120,000 per year and he became eligible for to receive a cash bonus of up to 15% of his salary per year. During the years ended December 31, 2006, 2005 and 2004, Mr. Denoyer earned a bonus of $10,461, $6,563 and $9,000, respectively.

On June 13, 2003, Callisto entered into an employment agreement with Gary S. Jacob, Ph.D., to serve as Chief Executive Officer and Chief Scientific Officer. Dr. Jacob’s employment agreement is for a term of 18 months beginning June 13, 2003 and is automatically renewable for successive one year periods at the end of the term. In connection with his employment agreement, Dr. Jacob received a grant of 500,000 stock options which vested over a three year period through June 13, 2006 and are exercisable at $1.50 per share.  On March 17, 2006, pursuant to Compensation Committee approval, Dr. Jacob’s salary was increased to $300,000 per year; he became eligible to receive a cash bonus of up to 15% of his salary per year and received a grant of 150,000 stock options which vest over a three year period which are exercisable at $1.64 per share. During the years ended December 31, 2006, 2005 and 2004, Dr. Jacob earned a bonus of $48,125, $33,750 and $33,750, respectively. On February 16, 2007, Dr. Jacob entered into an Extension and Amendment Agreement with Callisto as approved by the Compensation Committee which extended the term under his employment agreement to June 30, 2009.  In addition, pursuant to the agreement, Dr. Jacob was granted 225,000 ten year incentive stock options exercisable at $0.81 per share of which 75,000 vest on each of December 31, 2007, 2008 and 2009.

On September 23, 2003, Callisto entered into an employment agreement with Donald H. Picker, Ph.D., to serve as Vice President, Drug Development. The employment agreement was for a term of 18 months beginning September 23, 2003 and was automatically renewable for successive one year periods at the end of the term. Dr. Picker’s salary was initially $175,000 per year and he was eligible to receive a cash bonus of up to $45,000 per year upon the achievement of certain performance milestones. In connection with his employment agreement, Dr. Picker received a grant of 325,000 stock options which vest over a three year period and are exercisable at $1.50 per share. On April 6, 2004 the employment agreement of Donald H. Picker, Callisto’s Executive Vice President, R&D was amended. Dr. Picker’s salary was increased from $175,000 to $200,000 per year and certain milestones were added upon which cash bonuses of up to $92,500 over a 12 month period may be paid. During the years ended December 31, 2006, 2005, and 2004, Dr. Picker earned a bonus of $0, $20,000, and $37,500, respectively, based on achievement of certain milestones. Dr. Picker resigned his position on December 19, 2006.

On December 21, 2006, Callisto filed a complaint against Tapestry Pharmaceuticals, Inc., Leonard P. Shaykin and Kai P. Larson in the Supreme Court of the State of New York alleging that Tapestry used information they obtained pursuant to a confidential disclosure agreement between Callisto and Tapestry to cause Donald Picker, Ph.D., Callisto’s former Executive Vice President, Research & Development, to resign and accept a position with Tapestry. In addition, Callisto is alleging that Tapestry fraudulently entered into the confidential disclosure agreement with Callisto and intentionally interfered with Dr. Picker’s employment agreement with Callisto. Callisto is seeking actual and punitive damages. As of April 9, 2007 the discovery process is ongoing and the defendants have filed a motion to dismiss the complaint against Messrs. Shaykin and Larsen.

Callisto has various consulting agreements with members of its scientific advisory board to provide services. Fees are based and paid on services provided.

Lease agreements:

On August 20, 2003, Callisto entered into a five year lease for its corporate headquarters in New York City with an approximate rent of $100,000 annually through August 2008. On June 7, 2004 Callisto extended its lease for its corporate headquarters in New York City three additional years through June 30, 2011, and increased its space to 3,886 rentable square feet. This increased average annual rent to approximately $150,000. On November 4, 2003, Synergy entered a two year lease for laboratory space in New Jersey, principally to support combined Callisto and Synergy research efforts, with an approximate rent of $50,000 annually through November 2005, at which time Callisto did not renew its lease, because its research group moved to laboratory and office space in Doylestown PA, funded in full by the NIAID biodefense grant. During the twelve months ended December 31, 2006, 2005 and 2004 total rent expense was $181,036, $244,531and $217,297, respectively. Total annual commitments under the remaining New York City lease for each of the years ended December 31, are as follows:

2007	$151,524
2008	154,555
2009	157,646
2010	160,799
2011	81,464

Total	$705,988

9. Property and equipment:

Equipment consists of laboratory, testing and computer equipment and furniture and fixtures consists of office furniture, both stated at cost, with useful lives ranging from 2-4 years, depreciated on a straight line basis. Depreciation expense for the years ended December 31, 2006, 2005, 2004 and from June 5, 1996 (inception) to December 31, 2006 was $2,151, $18,856, $27,632 and $86,788, respectively.

	December 31,
	2006	2005
Equipment	$54,896	$46,294
Furniture and fixtures	38,343	38,343
Less - Accumulated depreciation	(86,788)	(84,637)

Property and equipment, net	$6,451	$0

10. Selected Quarterly Financial Data (Unaudited):

	(Amounts in dollars)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Year Ended December 31, 2005
Net loss applicable to common stockholders	$(2,594,131)	$(2,610,677)	$(3,320,569)	$(3,254,080)	$(11,779,457)
Net loss per share:
Basic and diluted	$(0.09)	$(0.08)	$(0.10)	$(0.10)	$(0.37)

Year Ended December 31, 2006
Net loss applicable to common stockholders	$(4,374,628)	$(3,416,171)	$(1,930,146)	$(5,582,769)	$(15,303,714)
Net loss per share:
Basic and diluted	$(0.12)	$(0.09)	$(0.05)	$(0.14)	$(0.40)

11. Subsequent events:

On March 2, 2007, at a Special Meeting of Stockholders, Callisto’s stockholders approved (i) the potential issuance of up to 17,448,427 shares of our common stock (issuable upon the conversion of 614,125 shares of Series A Convertible Preferred Stock and the exercise of 9,260,094 common stock purchase warrants at a price below fair market value issued in connection with a private placement conducted October 2006-January 2007 and (ii) an amendment to Callisto’s  Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock, par value $.0001 per share, from 100,000,000 shares to 150,000,000 shares.

Index to Exhibits

Exhibit
Number	Description

3.1	Certificate of Incorporation, as amended

3.2

Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on October 27, 2006)

3.3

Certificate of Amendment to Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K filed on December 27, 2006)

3.4	Bylaws (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K filed on May 28, 2003)

4.1	1996 Incentive and Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on May 15, 2003)

4.2

Form of Warrant to purchase shares of common stock issued in connection with the sale of common stock (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on January 28, 2004)

4.3	Form of Warrant issued to Trilogy Partners, Inc. (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on July 22, 2005)

4.4	2005 Equity Compensation Incentive Plan (Incorporated by reference to Appendix B filed with the Company’s Definitive Proxy Statement on Schedule 14A filed on August 31, 2005)

4.5	2005 Directors’ Stock Option Plan (Incorporated by reference to Appendix C filed with the Company’s Definitive Proxy Statement on Schedule 14A filed on August 31, 2005)

4.6

Form of Warrant to purchase Common Stock issued in connection with the sale of Common Stock (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on February 9, 2006)

4.7

Form of Warrant to purchase Common Stock issued to certain selling agents in connection with the sale of Common Stock (Incorporated by reference to Exhibit 4.2 filed with the Company’s Current Report on Form 8-K filed on February 9, 2006)

4.8

Form of Warrant issued pursuant to the Letter Agreement dated September 8, 2006 between Callisto Pharmaceuticals, Inc. and certain investors (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on September 14, 2006)

4.9

Form of Warrant to purchase shares of Common Stock issued in connection with the sale of the Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on October 27, 2006)

10.1

Employment Agreement dated June 13, 2003 by and between Callisto Pharmaceuticals, Inc. and Gary S. Jacob (Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-QSB filed on August 20, 2003)*

10.2

Employment Agreement dated April 6, 2004 by and between Synergy Pharmaceuticals Inc. and Kunwar Shailubhai (Incorporated by reference to Exhibit 10.2 filed with the Company’s Annual Report on Form 10-KSB on April 14, 2004)*

10.3

License Agreement dated as of August 28, 2002 by and between Synergy Pharmaceuticals Inc. and AnorMED Inc.(Incorporated by reference to Exhibit 10.4 filed with the Company’s Current Report on Form 10-QSB filed on November 14, 2003)**

10.4

Employment Agreement dated January 15, 2004 by and between Callisto Pharmaceuticals, Inc and Bernard Denoyer (Incorporated by reference to Exhibit 10.6 filed with the Company’s Annual Report on Form 10-KSB on April 14, 2004)*

10.5

Patent and Technology License Agreement dated August 12, 2004 by and between The Board of Regents of the University of Texas System, on behalf of The University of Texas M. D. Anderson Cancer Center and Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on September 7, 2004)**

10.6

License Agreement between Callisto Pharmaceuticals, Inc. and The Rockefeller University effective as of July 25, 2001 (Incorporated by reference to Exhibit 10.12 filed with the Company’s Annual Report on Form 10-K filed on June 6, 2005)

10.7

Extension and Severance Compensation Agreement dated June 9, 2005 between Callisto Pharmaceuticals, Inc. and Gary S. Jacob (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on June 15, 2005)*

10.8

Letter of Engagement between Trilogy Capital Partners, Inc. and Callisto Pharmaceuticals, Inc. dated July 18, 2005 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on July 22, 2005)

10.9

Common Stock Purchase Agreement dated as of August 22, 2005 between Callisto Pharmaceuticals, Inc. and the investors listed on Exhibit A thereto (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on August 26, 2005)

10.10

Amendment dated October 19, 2005 to the Employment Agreement dated as of June 13, 2003 by and between Callisto Pharmaceuticals, Inc. and Gary S. Jacob (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on October 21, 2005)*

10.11

Amendment dated October 19, 2005 to the Employment Agreement dated as of January 15, 2004 by and between Callisto Pharmaceuticals, Inc. and Bernard Denoyer (Incorporated by reference to Exhibit 10.4 filed with the Company’s Current Report on Form 8-K filed on October 21, 2005)*

10.12

Amendment dated October 19, 2005 to the Employment Agreement dated as of April 6, 2004 by and between Synergy Pharmaceuticals Inc. and Kunwar Shailubhai (Incorporated by reference to Exhibit 10.5 filed with the Company’s Current Report on Form 8-K filed on October 21, 2005)*

10.13	Patent and Technology License Agreement dated January 10, 2006 between The University of Texas M.D. Anderson Cancer Center and Callisto Pharmaceuticals, Inc. **

10.14

Securities Purchase Agreement dated February 3, 2006 between Callisto Pharmaceuticals, Inc. and the investors listed on Schedule A thereto (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on February 9, 2006)

10.15

Form of Letter Agreement dated September 8, 2006 between Callisto Pharmaceuticals, Inc. and certain investors (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on September 14, 2006)

10.16

Form of Amendment Agreement dated as of September 8, 2006 between Callisto Pharmaceuticals, Inc. and certain investors (Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed on September 14, 2006)

10.17

Form of Lock-up Agreement dated as of September 8, 2006 between Callisto Pharmaceuticals, Inc. and certain investors (Incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed on September 14, 2006)

10.18

Form of Securities Purchase Agreement dated October 23, 2006 by and among Callisto Pharmaceuticals, Inc. and the purchasers set forth on the signature page thereto (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on October 27, 2006)

10.19

Form of Registration Rights Agreement dated October 23, 2006 by and among Callisto Pharmaceuticals, Inc. and the purchaser’s signatory thereto (Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed on October 27, 2006)

10.20

Form of Securities Purchase Agreement dated December 20, 2006 by and among Callisto Pharmaceuticals, Inc. and the purchasers set forth on the signature page thereto (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on December 27, 2006)

10.21

Form of Securities Purchase Agreement dated January 10, 2007 by and among Callisto Pharmaceuticals, Inc. and the purchasers set forth on the signature page thereto (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on January 17, 2007)

10.22	Extension and Amendment Agreement dated January 25, 2007 between Callisto Pharmaceuticals, Inc. and Gabriele M. Cerrone*

10.23	Extension and Amendment Agreement dated February 16, 2007 between Callisto Pharmaceuticals, Inc. and Gary S. Jacob*

14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 filed with the Company’s Annual Report on Form 10-KSB filed on April 14, 2004)

21	List of Subsidiaries

23	Consent of BDO Seidman, LLP

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this form pursuant to Item 601 of Regulation S-K.

**   Confidential treatment has been requested with respect to deleted portions of this agreement.