Form 10-Q
period 2007-03-31
CALLISTO PHARMACEUTICALS INC
filed 2007-05-21
CIK 1142380

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2007

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

Yes                             ☐                                     No                                 ☒

The number of the registrant’s shares of common stock outstanding was 39,694,995 as of May 18, 2007.

CALLISTO PHARMACEUTICALS, INC.

FORM 10-Q

CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006 (unaudited) and the period June 5, 1996 (Inception) to March 31, 2007 (unaudited)

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period June 5, 1996 (Inception) to March 31, 2007 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (unaudited) and for the period June 5, 1996 (Inception) to March 31, 2007 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

Item 6.	Exhibits

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Callisto’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

ii

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CALLISTO PHARMACEUTICALS, INC.

(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,158,676	$3,904,232
Prepaid expenses and other	46,256	66,741

	2,204,932	3,970,973

Property and equipment - net	6,451	6,451
Security deposits	73,716	73,716

	$2,285,099	$4,051,140

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,741,705	$1,843,422
Accrued expenses	1,183,449	1,357,600

	2,925,154	3,201,022
Stockholders’ equity (deficit):
Series A convertible preferred stock, par value $0.0001, 700,000 shares authorized, 614,125 shares outstanding at March 31, 2007 with a liquidation preference of $6,141,250 and 586,125 shares outstanding at December 31, 2006 with a liquidation preference of $5,861,250.	61	58
Common stock, par value $.0001, 150,000,000 and 100,000,000 shares authorized, respectively, 39,194,996 shares outstanding at both March 31, 2007 and December 31, 2006, respectively.	3,919	3,919
Additional paid-in capital	61,749,956	61,290,509
Deficit accumulated during development stage	(62,393,991)	(60,444,368)
	(640,055)	850,118

	$2,285,099	$4,051,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			For the
			period from
			June 5, 1996
	Three months ended		(Inception) to
	March 31, 2007	March 31, 2006	March 31, 2007
Revenues	$—	$—	$—

Costs and expenses:

Research and development	958,683	2,193,840	22,996,497

Government grant	(43,956)	(54,267)	(888,421)

Purchased in process research and development	—	—	6,944,553

General and administrative	959,660	1,754,090	21,713,401

Stock-based compensation – non-employees	(19,478)	504,047	9,679,083

Loss from operations	(1,854,909)	(4,397,710)	(60,445,113)

Interest and investment income	24,971	23,082	728,587
Other expense	—	—	(173,295)

Net loss	(1,829,938)	(4,374,628)	(59,889,821)

Series A Preferred stock beneficial conversion feature accreted as a dividend	(119,685)	—	(2,504,170)
Net loss available to common stockholders	$(1,949,623)	$(4,374,628)	$(62,393,991)

Weighted average shares outstanding:
basic and diluted	39,194,996	35,798,019

Net loss per common share:
basic and diluted	$(0.05)	$(0.12)

See accompanying notes to condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Shares	Preferred Stock, Par Value	Common Shares	Common Stock, Par Value	Additional Paid in Capital
Balance at inception, June 5, 1996	—	—	—	—	—
Net loss for the period
Issuance of founder shares	—	—	2,642,500	264	528
Common stock issued	—	—	1,356,194	136	272
Common stock issued via private placement	—	—	1,366,667	137	1,024,863
Balance, December 31, 1996	—	—	5,365,361	537	1,025,663
Net loss for the year	—	—	—	—	—
Common stock issued via private placement	—	—	1,442,666	144	1,081,855

Balance, December 31, 1997	—	—	6,808,027	681	2,107,518
Net loss for the year	—	—	—	—	—
Amortization of Stock based Compensation	—	—	—	—	52,778
Common stock issued via private placement	—	—	1,416,667	142	1,062,358
Common stock issued for services	—	—	788,889	79	591,588
Common stock repurchased and cancelled	—	—	(836,792)	(84)	(96,916)

Balance, December 31, 1998	—	—	8,176,791	818	3,717,326
Net loss for the year	—	—	—	—	—
Deferred Compensation - stock options	—	—	—	—	9,946
Amortization of Stock based Compensation	—	—	—	—	—
Common stock issued for services	—	—	—	—	3,168,832
Common stock issued via private placement	—	—	346,667	34	259,966

Balance, December 31, 1999	—	—	8,523,458	852	7,156,070
Net loss for the year	—	—	—	—	—
Amortization of Stock based Compensation	—	—	—	—	—
Common stock issued	—	—	4,560,237	455	250,889
Other	—	—	—	—	432
Preferred shares issued	3,485,299	348	—	—	5,986,302
Preferred stock issued for services	750,000	75	—	—	1,124,925
Balance, December 31, 2000	4,235,299	423	13,083,695	1,307	14,518,618
Net loss for the year	—	—	—	—	—
Deferred Compensation - stock Options	—	—	—	—	20,000
Amortization of Stock based Compensation	—	—	—	—	—
Balance, December 31, 2001	4,235,299	423	13,083,695	1,307	14,538,618
Net loss for the year	—	—	—	—	—
Amortization of Stock based Compensation	—	—	—	—	—

Balance, December 31, 2002	4,235,299	423	13,083,695	1,307	14,538,618

The accompanying notes are an integral part of these condensed consolidated financial statements

	Unamortized Deferred Stock Based Compensation	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity
Balance at inception, June 5, 1996	—	—	—
Net loss for the year		(404,005)	(404,005)
Issuance of founder shares	—	—	792
Common stock issued	—	—	408
Common stock issued via private placement	—	—	1,025,000
Balance, December 31, 1996	—	(404,005)	622,195
Net loss for the year	—	(894,505)	(894,505)
Common stock issued via private placement	—	—	1,081,999

Balance, December 31, 1997	—	(1,298,510)	809,689
Net loss for the year	—	(1,484,438)	(1,484,438)
Amortization of Stock based Compensation	—	—	52,778
Common stock issued			1,062,500
Common stock issued for services	—	—	591,667
Common Stock repurchased and cancelled	—	—	(97,000)

Balance, December 31, 1998	—	(2,782,948)	935,196
Net loss for the year	—	(4,195,263)	(4,195,263)
Deferred Compensation - stock options	(9,946)	—	—
Amortization of Stock based Compensation	3,262	—	3,262
Common stock issued for services	—	—	3,168,832
Common stock issued via private placement	—	—	260,000

Balance, December 31, 1999	(6,684)	(6,978,211)	172,027
Net loss for the year		(2,616,261)	(2,616,261)
Amortization of Stock based Compensation	4,197		4,197
Common stock issue	—	—	251,344
Other	—	—	432
Preferred shares issued	—	—	5,986,650
Preferred stock issued for services	—	—	1,125,000
Balance, December 31, 2000	(2,487)	(9,594,472)	4,923,389
Net loss for the year	—	(1,432,046)	(1,432,046)
Deferred Compensation - stock options	(20,000)	—	—
Amortization of Stock based Compensation	22,155	—	22,155
Balance, December 31, 2001	(332)	(11,026,518)	3,513,498
Net loss for the year	—	(1,684,965)	(1,684,965)
Amortization of Stock based Compensation	332	—	332

Balance, December 31, 2002	—	(12,711,483)	1,828,865

The accompanying notes are an integral part of these condensed consolidated financial statements

	Preferred Stock	Preferred Stock Par Value	Common Stock	Common Stock Par Value	Additional Paid in Capital	Unamortized Deferred Stock Based Compensation	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity
Balance December 31, 2002	4,235,299	423	13,083,695	1,307	14,538,618	—	(12,711,483)	1,828,865

Net loss for the year	—	—	—	—	—	—	(13,106,247)	(13,106,247)

Conversion of preferred stock in connection with the Merger	(4,235,299)	(423)	4,235,299	423	—	—	—	—

Common stock issued to former Synergy stockholders	—		4,329,927	432	6,494,458	—	—	6,494,890

Common stock issued in exchange for Webtronics common stock	—		1,503,173	150	(150)	—	—	—

Deferred Compensation - stock options	—		—	—	9,313,953	(9,313,953)	—	—

Amortization of deferred Stock based Compensation	—		—	—	—	3,833,946	—	3,833,946

Private placement of common stock, net	—	—	2,776,666	278	3,803,096	—	—	3,803,374
Balance, December 31, 2003	—	—	25,928,760	2,590	34,149,975	(5,480,007)	(25,817,730)	2,854,828

The accompanying notes are an integral part of these condensed consolidated financial statements

	Preferred Stock	Preferred Stock Par Value	Common Stock	Common Stock Par Value	Additional Paid in Capital	Unamortized Deferred Stock Based Compensation	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity
Balance, December31, 2003	—	—	25,928,760	2,590	34,149,975	(5,480,007)	(25,817,730)	2,854,828

Net loss for the period	—	—	—	—	—	—	(7,543,467)	(7,543,467)

Amortization of deferred Stock-based compensation expense	—	—	—	—	—	3,084,473	—	3,084,473

Variable accounting for stock options	—	—	—	—	(816,865)	—	—	(816,865)

Stock-based compensation net of forfeitures	—	—	—	—	240,572	93,000	—	333,572

Common stock issued via private placements, net	—	—	3,311,342	331	6,098,681	—	—	6,099,012

Warrant and stock-based compensation for services in connection with the Merger	—	—	—	—	269,826	—	—	269,826

Common stock returned from former Synergy stockholders	—	—	(90,000)	(9)	(159,083)	—	—	(159,092)

Stock issued for patent rights	—	—	25,000	3	56,247	—	—	56,250

Common stock issued for services	—	—	44,000	7	70,833	—	—	70,840

Balance, December 31, 2004	—	—	29,219,102	2,922	39,910,187	(2,302,534)	(33,361,197)	4,249,378

The accompanying notes are an integral part of these condensed consolidated financial statements

	Common Stock	Common Stock Par Value	Additional Paid in Capital	Unamortized Deferred Stock Based Compensation	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity(Deficit)
Balance, December 31, 2004	29,219,102	$2,922	$39,910,187	$(2,302,534)	$(33,361,197)	$4,249,378

Net loss for the year	—	—	—	—	(11,779,457)	(11,779,457)

Deferred stock- based compensation - new grants	—	—	1,571,772	(1,571,772)	—	—

Amortization of deferred stock- based compensation	—	—	—	2,290,843	—	2,290,843

Variable accounting for stock options	—	—	75,109	—	—	75,109

Common stock issued via private placement:
March 2005	1,985,791	198	3,018,203	—	—	3,018,401
August 2005	1,869,203	187	1,812,940	—	—	1,813,127
Finders fees and expenses	—	—	(176,250)	—	—	(176,250)

Exercise of common stock warrant	125,000	13	128,737	—	—	128,750

Common stock issued for services	34,000	3	47,177	—	—	47,180

Balance, December 31, 2005	33,233,096	$3,323	$46,387,875	$(1,583,463)	$(45,140,654)	$(332,919)

The accompanying notes are an integral part of these condensed consolidated financial statements

	Series A Convertible Preferred Shares	Convertible Preferred Stock	Common Stock	Common Stock Par Value	Additional Paid in Capital	Unamortized Deferred Stock Based Compensation	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity
Balance, December 31, 2005	—	—	33,233,096	$3,323	$46,387,875	$(1,583,463)	$(45,140,654)	$(332,919)

Net loss for the period	—	—	—	—	—	—	(12,919,229)	(12,919,229)

Reclassification of deferred unamortized stock-based compensation upon adoption of FAS 123R					(1,583,463)	1,583,463		—

Stock based compensation expense					2,579,431			2,579,431

Common stock issued via private placement:
February 2006			4,283,668	428	5,139,782			5,140,210
Finders fees and expenses					(561,808)			(561,808)
April 2006			666,667	67	799,933			800,000
Finders fees and expenses					(41,000)			(41,000)
Waiver and Lock-up Agreement			740,065	74	579,622			579,696

Common stock issued for services			87,000	9	121,101			121,110

Exercise of common stock warrants			184,500	18	190,017			190,035

Series A convertible preferred stock issued via private placement:	574,350	57			5,743,443			5,743,500
Finders fees and expenses	11,775	1			(448,909)			(448,908)
Detachable warrants					2,384,485			—
Beneficial conversion feature accreted as a dividend	—		—	—	—	—	(2,384,485)	—
Balance, December 31, 2006	586,125	$58	39,194,996	$3,919	$61,290,509	$—	$(60,444,368)	$850,118

The accompanying notes are an integral part of these condensed consolidated financial statements

CALLISTO PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible Preferred Shares	Convertible Preferred Stock	Common Stock	Common Stock Par Value	Additional Paid in Capital	Unamortized Deferred Stock Based Compensation	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2006	586,125	$58	39,194,996	$3,919	$61,290,509	$—	$(60,444,368)	$850,118

Net loss for the period	—	—	—	—	—	—	(1,829,938)	(1,829,938)

Stock based compensation expense					96,165			96,165

Series A convertible preferred stock issued via private placement:	28,000	3			279,997			280,000
Finders fees and expenses					(36,400)			(36,400)
Detachable warrants					119,685			—
Beneficial conversion feature accreted as a dividend	—		—	—	—	—	(119,685)	—

Balance, March 31, 2007	614,125	$61	39,194,996	$3,919	$61,749,956	$—	$(62,393,991)	$(640,055)

The accompanying notes are an integral part of these condensed consolidated financial statements

CALLISTO PHARMACEUTICALS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months Ended March 31,		Period from June 5, 1996 (inception) to
	2007	2006	March 31, 2007
Cash flows from operating activities:
Net loss	$(1,829,938)	$(4,374,628)	$(59,889,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	—	86,788
Stock-based compensation expense	96,165	994,050	16,613,610
Stock-based liquidated damages	—	—	579,696
Purchased in-process research and development (non-cash portion)	—	—	6,841,053
Changes in operating assets and liabilities:
Prepaid expenses	20,486	81,415	(46,255)
Rent deposits	—	17,480	(73,716)
Accounts payable and accrued expenses	(275,869)	(108,160)	2,632,725
Total adjustments	(159,218)	984,785	26,633,901
Net cash used in operating activities	(1,989,156)	(3,389,843)	(33,255,920)

Cash flows from investing activities:
Acquisition of equipment	—	(8,602)	(93,239)
Net cash used in investing activities	—	(8,602)	(93,239)

Cash flows from financing activities:
Issuance of common and preferred stock, net of repurchases	280,000	5,140,210	37,249,173
Finders fees and expenses	(36,400)	(561,808)	(2,060,123)
Exercise of common stock warrants	—	190,035	318,785
Net cash provided by financing activities	243,600	4,768,437	35,507,835

Net (decrease) increase in cash and cash equivalents	(1,745,556)	1,369,992	2,158,676

Cash and cash equivalents at beginning of period	3,904,232	1,420,510	—
Cash and cash equivalents at end of period	$2,158,676	$2,790,502	$2,158,676
Supplementary disclosure of cash flow information:
Cash paid for taxes	$1,441	$12,146	$124,928
Cash paid for interest	$—	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Accretion of fair value of beneficial conversion feature as a dividend to Series A Preferred stockholders	$119,685	—	2,504,170
Stock options, warrants and common stock issued for services	$96,165	$994,050	$16,613,610
Stock-based liquidated damages	$—	$—	$579,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business overview:

Callisto Pharmaceuticals, Inc. (“Callisto”) is a development stage biopharmaceutical company, whose primary focus is on biopharmaceutical product development. Since inception in June of 1996 Callisto’s efforts have been principally devoted to research and development, securing and protecting patents and raising capital. From inception through March 31, 2007, Callisto has sustained cumulative net losses of $59,889,821. Callisto’s losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of proposed products, stock based compensation expense, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees. From inception through March 31, 2007, Callisto has not generated any revenue from operations, expects to incur additional losses to perform further research and development activities and does not currently have any commercial biopharmaceutical products, and does not expect to have such for several years, if at all.

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

2. Basis of presentation and going concern:

The accompanying unaudited condensed consolidated financial statements of Callisto Pharmaceuticals, Inc. (“Callisto”), which include its wholly owned subsidiaries: (1) Callisto Research Labs, LLC (including its wholly owned but inactive subsidiary, Callisto Pharma, GmbH (Germany)) and (2) Synergy Pharmaceuticals Inc. (“Synergy” , including its wholly owned but inactive subsidiary IgX, Ltd (Ireland)), have been prepared in accordance with (i) accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and (ii) the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q. The results of operations of Synergy are included in the condensed consolidated financial statements since May 1, 2003. All intercompany balances and transactions have been eliminated and certain expense items in prior periods have been reclassified to conform to current financial statement presentation. These condensed consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with Callisto’s audited financial statements and notes thereto for the year ended December 31, 2006, included in Form 10-K filed with the SEC on April 17, 2007. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, primarily consisting of normal adjustments, necessary for the fair presentation of the balance sheet and results of operations for the interim periods. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2007.

Callisto’s consolidated financial statements as of March 31, 2007 and December 31, 2006 have been prepared under the assumption that Callisto will continue as a going concern for the twelve months ending December 31, 2007. Callisto’s independent registered public accounting firm has issued a report dated April 13, 2007 that included an explanatory paragraph referring to Callisto’s recurring losses from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Callisto’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Callisto will be required to raise additional capital within the next twelve months to complete the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels.

To date, Callisto’s sources of cash have been primarily limited to the sale of equity securities. Net cash provided by financing activities for the three months ended March 31, 2007and  2006 and for the period from June 5, 1995 (inception) to March 31, 2007 was approximately $244,000, $4.8 million and $35.5 million respectively. Callisto cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that Callisto can raise additional funds by issuing equity securities, Callisto’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact Callisto’s ability to conduct its business. If Callisto is unable to raise additional capital when required or on acceptable terms, it may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of Callisto’s product candidates. Callisto also may be required to  seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; and relinquish licenses or otherwise dispose of rights to technologies, product candidates or products.

3. Accounting for share-based payments

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R was effective as of the beginning of the first interim or annual reporting period that began after December 15, 2005 and accordingly Callisto adopted SFAS 123R on January 1 , 2006.

SFAS 123R provides for two transition methods. The “modified prospective” method requires that share-based compensation expense be recorded for any employee options granted after the adoption date and for the unvested portion of any employee options outstanding as of the adoption date. The “modified retrospective” “ method requires that, beginning in the first quarter of 2006, all prior periods presented be restated to reflect the impact of share-based compensation expense consistent with the proforma disclosures previously required under SFAS 123. Callisto has elected to use the “modified prospective” method in adopting this standard.

Prior to January 1, 2006, Callisto had adopted SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As provided for by SFAS 123, Callisto had elected to continue to account for stock-based compensation according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, compensation expense had been recognized to the extent of employee or director services rendered based on the intrinsic value of stock options granted. Callisto accounts for common stock, stock options, and warrants granted to non-employees based on the fair value of the instrument, using the Black-Scholes option pricing model based on assumptions for expected stock price volatility, term of the option, risk-free interest rate and expected dividend yield at the grant date.

For all awards granted prior to January 1, 2006, stock based compensation expense is being recognized on a straight line basis over the remaining requisite service period, which ranged from nine months to three years at the date of adoption. The adoption of SFAS 123R increased net loss for the three months ended March 31, 2007 and 2006 by $115,643 and $490,003, or $0.003 and $0.01 per share, respectively for stock based compensation cost related to employee stock options.

The unrecognized compensation cost related to non-vested share-based compensation arrangements for all employee stock options outstanding at March 31, 2007 and 2006 was $593,578 and $621,853, respectively, to be recognized over a weighted average vesting period of 1.24 and 1.37 years, respectively.

Effective with the adoption of SFAS 123R stock-based compensation expense related to Callisto’s share-based compensation arrangements attributable to employees is being recorded as a component of general and administrative expense and research and development expense in accordance with the guidance of Staff Accounting Bulletin 107 , Topic 14, paragraph F . Classification of Compensation Expense Associated with Share-Based Payment Arrangements (“SAB 107”).  Total stock based compensation expense related to employee and non-employee stock options recognized in operating results was as follow:

	Three Months Ended March 31 ,		June 5, 1996 (Inception) to March 31
Stock based compensation expense	2007	2006	2007

Employees — included in research and development	$17,846	$148,596	$2,570,390
Employees — included in general and administrative	97,797	341,407	4,364,137
Subtotal employee stock option grants	115,643	490,003	6,934,527

Non-employee — research and development	—	—	102,750
Non-employee — general and administrative	(19,478)	504,047	9,576,333
Subtotal non-employee stock option grants	(19,478)	504,047	9,679,083
Total stock based compensation expense	$96,165	$994,050	$16,613,610

The estimated fair value of each employee option award granted was determined in accordance with SFAS 123R on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for employee options granted during the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006
Risk free interest rate	4.68%	4.25%
Dividend yield	0.0%	0.0%
Expected volatility	60%	79%
Expected term	7 years	7 years

Risk-free interest rate: assumption is based upon observed interest rates appropriate for the expected term of Callisto’s employee stock options.

Dividend yield: Callisto has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.

Expected volatility: Is based on the historical volatility of Callisto’s stock.

Expected term: based on expectations regarding future exercises of options which generally vest over 3 years and have a 10 year life.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Callisto estimated future unvested option forfeitures based on historical Company experience and has incorporated this rate in determining the fair value of employee option grants.

A summary of stock option activity and of changes in options outstanding under Callisto’s plans is presented below:

	Number	Exercise Price	Weighted Average Exercise Price
	of options	Per Share	Per Share

Balance, December 31, 2006	8,053,375	$0.75 - 6.75	$1.75
Granted	450,000	$0.81 – 0.96	$0.89
Forfeitures	(115,000)	$0.75 - 1.60	$0.86
Balance, March 31, 2007	8,388,375	$0.75 – 6.75	$1.72
Exercisable as of March 31, 2007	5,364,046	$0.75 - 6.75	$1.64

The weighted average remaining term of all options outstanding at March 31, 2007 was 6.6 years as compared to 7.3 years at December 31, 2006.

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

In December 2006, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 00-19-2”Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) which addresses an issuer’s accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No.5 “Accounting for Contingencies”. The guidance in FSP 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No.150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No.45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to include scope exceptions for registration payment arrangements. FSP 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of FSP 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Callisto has analyzed the provisions of FSP 00-19-2 and adoption of this standard did not have a material effect on Callisto’s consolidated financial statements.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109”) which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in the amount of income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The  adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

4. Net Loss per Share

Basic and diluted net loss per share is presented in conformity with SFAS No. 128, “Earnings per Share,” for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares since the inclusion of issuable shares pursuant to the exercise of stock options and warrants, would have been antidilutive. As of March 31, 2007 and 2006 there were 16,296,620 and 3,844,018 warrants outstanding, respectively and 8,388,375 and 8,508,210 total options outstanding, respectively. In addition Callisto had 8,031,033 common shares issuable upon conversion of its Series A convertible preferred stock as of March 31, 2007 (See Note 5 below) and no preferred stock was outstanding as of March 31, 2006.

5. Stockholders’ equity (deficit):

From October 23, 2006 until January 10, 2007, Callisto placed 602,350 shares of Series A Convertible Preferred Stock and 8,031,333 warrants to certain investors for aggregate gross proceeds of $6,023,500. As of December 31, 2006 Callisto had closed on 574,350 shares of such Series A Convertible Preferred Stock for aggregate gross proceeds of $5,743,500. The final traunche of this financing closed January 10, 2007 when Callisto placed 28,000 shares of such Series A Convertible Preferred Stock for aggregate gross proceeds of $280,000. The shares of Series A Convertible Preferred Stock are convertible into shares of common stock at a conversion price of $0.75 per share.  The investors also are parties to a Registration Rights Agreement, dated as of October 23, 2006 pursuant to which Callisto agreed to file, within 60 days of closing, a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of the shares of common stock underlying the Series A Convertible Preferred Stock and the warrants issued to the investors. The warrants are immediately exercisable at $0.75 per share,   will expire five years from the date of issuance, and have certain antidilution rights for the twelve month period beginning on the effective date of the registration statement registering the shares of common stock underlying the warrants.  Callisto (i) paid aggregate fees and expenses of $485,308 ($448,908 prior to December 31, 2006) in cash and (ii) issued an aggregate 11,775 shares of Series A Convertible Preferred Stock and 1,228,761warrants to purchase common stock, to certain selling agents. The warrants are immediately exercisable at $0.75 per share, will expire five years after issuance and have the same anti-dilutive rights as the investor warrants. On January 12, 2007 Callisto filed a registration statement on Form S-3 registering the common stock issuable upon (i) the conversion of the all Series A Convertible Preferred Stock, (ii) the exercise of all related investor warrants and (iii) the exercise of all selling agent warrants. On February 15, 2007 Amendment No.1 to this registration statement was declared effective by the SEC.

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

Conversion Rights .. Each share of Series A Convertible Preferred Stock shall be convertible into that number of shares of common stock determined by dividing the Stated Value, currently $10 per share, by the conversion price, currently $0.75 per share. The conversion price is subject to adjustment for dilutive issuances.

Automatic conversion .. Beginning October 24, 2007, if the price of the common stock equals $1.50 per share for 20 consecutive trading days, and an average of 50,000 shares of common stock per day shall have been traded during the 20 trading days, Callisto shall have the right to deliver a notice to the holders of the Series A Convertible Preferred Stock, to convert any portion of the shares of Series A Convertible Preferred Stock into shares of Common Stock at the conversion price.

As per Emerging Issues Task Force (“EITF”) Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, Company Stock”, Callisto has determined that the warrants should be treated as “permanent equity”.

As per  FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 00-19-2”Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) , issued in December 2006, which specifies that contingent obligations under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No.5 “Accounting for Contingencies”, Callisto has determined that it is not likely have a material effect on Callisto’s consolidated financial statements.  On January 12, 2007 Callisto filed a registration statement on Form S-3 registering the common stock issuable upon (i) the conversion of the all Series A Convertible Preferred Stock, (ii) the exercise of all related investor warrants and (iii) the exercise of all selling agent warrants. On February 15, 2007 Amendment No.1 to this registration statement was declared effective by the SEC.

As per EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” Callisto evaluated the preferred stock transaction and accordingly found that there was an embedded beneficial conversion feature.  The fair value of the detachable warrants on the date of grant was $3,557,872 using Black Scholes assumptions of 60% volatility, a risk free interest rate of 4.57% to 4.84%, no dividend, an expected life of 5 years and a stock price on that dates of grant ranging from $0.88 to $ 0.75 per share.  The conversion rights of the preferred stock contained a beneficial conversion feature totaling $2,504,170, using the “effective conversion price” method based on relative fair value of the preferred stock and the warrants. This beneficial conversion feature was immediately accreted to the preferred stock as a dividend because the preferred stock could be converted immediately upon issuance.  The beneficial conversion feature associated with final traunche of 28,000 shares of Series A Convertible Preferred Stock placed in January 2007 amounted to $119,685 and was recorded as a beneficial conversion feature accreted as a dividend in the quarter ended March 31, 2007.

6. Commitments and contingencies:

Employment and consulting agreements:

 On January 25, 2007, Callisto entered into an Extension and Amendment Agreement with Mr. Cerrone.  The agreement extends the term of the consulting agreement between us and Mr. Cerrone, dated as of December 27, 2004, to December 31, 2009.  Among other things, the agreement increases Mr. Cerrone’s compensation from $205,000 to $275,000 per year.  Additionally, pursuant to the agreement, in recognition of the services beyond that required of Mr. Cerrone during the period from July 1, 2006 to January 25, 2007, Callisto had accrued a bonus to Mr. Cerrone of $75,000, as of  March 31, 2007, which was paid on April 5, 2007.  Mr. Cerrone shall be eligible to earn a cash bonus of up to 22.5% of his base compensation for each twelve month period during the term of the agreement based on meeting performance objectives and bonus criteria to be mutually identified by Mr. Cerrone and Callisto’s Board.

On January 25, 2007, in conjunction with the Extension and Amendment Agreement, Mr. Cerrone was granted 225,000 ten year non-qualified stock options at an exercise price of $0.96 per share of which 75,000 vest on each of December 31, 2007, 2008 and 2009. The stock-based compensation expense associated with this option grant during the three months ended March 31, 2007 was $14,695. This expense was based on an initial Black-Scholes fair value of $165,040 or $0.44 per share on the date of grant. In accordance with EITF - Emerging Issues Task Force Issue 96-18: Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”), the measurement date will be the earliest of the third anniversary of the agreement (when “performance commitment is completed”) or the accelerated vesting date if Mr. Cerrone is terminated without cause or good reason. Accordingly the fair value of these options will be marked to market quarterly.

On February 16, 2007, Dr. Jacob entered into an Extension and Amendment Agreement with Callisto as approved by the Compensation Committee which extended the term under his employment agreement to June 30, 2009. In addition, pursuant to the agreement, Dr. Jacob was granted 225,000 ten year incentive stock options exercisable at $0.81 per share of which 75,000 vest on each of December 31, 2007, 2008 and 2009. His salary and other compensation was unchanged.

7. Subsequent events:

On April 24, 2007, we entered into a services agreement with Barretto Pacific Corporation pursuant to which Barretto will provide beginning May 1, 2007 investor relations services to us. We will pay Barretto a fee of $120,000 over a seven month period and 80,000 shares of restricted common stock.

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

OVERVIEW

Since inception in June 1996 our efforts have been principally devoted to research and development, securing patent protection, obtaining corporate relationships and raising capital. Since inception through March 31, 2007, we have sustained cumulative net losses of $59,889,821. Our losses have resulted primarily from expenditures incurred in connection with clinical development of licensed products, the purchase of in-process research and development, stock based compensation expense, patent filing and maintenance, outside accounting and legal services and regulatory consulting fees.  From inception through March 31, 2007 we have not generated any revenue from operations. We expect to incur substantial and increasing losses for the next several years as we develop our product candidates, expand our clinical development team and prepare for the commercial launch of our product candidates. We do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years, if at all.

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

Our second lead drug candidate, L-Annamycin, earlier completed an initial Phase I/IIa clinical trial in relapsed or refractory leukemia patients with a prior sponsor. L-Annamycin is a novel compound from the anthracycline family of proven anti-cancer drugs, which has a novel therapeutic profile, including activity against drug resistant tumors and significantly reduced cardiotoxicity, or damage to the heart. L-Annamycin was in-licensed by Callisto in October 2004 and is presently in two clinical trials: 1) a Phase I/IIa clinical trial in adult relapsed or refractory acute lymphocytic leukemia (ALL) patients at three clinical sites in the U.S.; and 2) a Phase I clinical trial in children and young adults with relapsed or refractory ALL or AML.

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

On March 15, 2005, we announced a second Phase I/IIa clinical trial of Atiprimod in advanced cancer patients. The trial is entitled: “An Open Label Study of the Safety and Efficacy of Atiprimod Treatment for Patients with Advanced Cancer”.  The primary objective is to assess the safety and determine the maximum tolerated dose of Atiprimod in advanced cancer patients. The secondary objectives are to measure the pharmacokinetics of Atiprimod and evaluate the response in a variety of relapsed solid tumors and hematological malignancies. This study was conducted at the University of Texas M.D. Anderson Cancer Center, and was closed to enrollment in November 2006.

On November 7, 2006, we announced the initiation of a multi-center, open-label Phase II clinical trial of Atiprimod in low to intermediate grade neuroendocrine carcinomas, including advanced carcinoid cancer patients. This trial is based on encouraging clinical results from the Phase I clinical trial in advanced cancer patients that showed stable disease and a reduction in disease-related symptoms in patients with advanced carcinoid cancer.  The first study site to enter the trial was the Hematology Oncology Services of Arkansas in Little Rock, Arkansas.  On January 31, 2007 we announced the opening of a second site for this trial — the Dana-Farber Cancer Institute in Boston, MA.  Subjects will also be seen at the following facilities: Brigham and Women’s Hospital, Massachusetts General Hospital and Beth Israel Deaconess Medical Center. On March 12, 2007 we announced the opening of the third site for this trial — The Physician Offices at Mount Sinai Medical Center, NY

The primary objective of the Phase II clinical trial is to evaluate efficacy of Atiprimod in patients with low to intermediate grade neuroendocrine carcinoma who have metastatic or unresectable cancer and who have either symptoms, despite standard therapy (octreotide), or progression of neuroendocrine tumors. Patients, after signing an informed consent, are required to complete two weeks of a symptoms diary to establish their symptoms baseline before commencing Atiprimod dosing. A maximum of 40 evaluable patients will be enrolled in this trial. Efficacy evaluations will include the measure of target lesions (per RECIST), and the quantization of symptom relief.

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

EMPLOYEES

Our plan is to use contract research organizations (“CRO”) for most of our development efforts, including monitoring of clinical trial results, thus minimizing the need to hire full time employees. As of May 14, 2007, we had 9 full-time and 4 part-time employees.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of March 31, 2007.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006

We had no revenues during the three months ended March 31, 2007 and 2006 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses decreased $1,235,157 or 56%, to $958,683 for the three months ended March 31, 2007 from $2,193,840 for the three months ended March 31, 2006. While we have recently closed on a private placement (see Liquidity and Capital Resources below) we refocused our development activities onto the clinical development of our most promising drug candidate, Atiprimod, during our first quarter of 2007. Atiprimod development expenses were approximately $500,000 in the three months ended March 31, 2007 which was unchanged from the level of spending during the three months ended March 31, 2006. All other development programs were significantly curtailed during the three months ended March 31, 2007 resulting in the following: (i) costs related to the development of L-Annamycin were reduced by approximately $360,000, or 65%, (ii) Degrasyns development spending was curtailed 100% from approximately $300,000 in the quarter ended March 31, 2006 and (iii) Guanilib development expenditures were reduced by 80% or approximately $100,000, as compared to the three months ended March 31, 2006. In addition our research and development overhead not allocated to specific programs, principally in-house staff related expenses, was reduced approximately $500,000 or 67% during the three months ended March 31, 2007. Included in research and development overhead was stock based compensation expense, associated with options granted to employees, which decreased approximately $130,000 from approximately $149,000 in the quarter March 31, 2006 to approximately $19,000 in the quarter ended March 31, 2007.

General and administrative expenses for the three months ended March 31, 2007 were also curtailed to $959,660, a decrease of $794,430 or 45%, from $1,754,090 for the three months ended March 31, 2006. This decrease was accomplished primarily by reducing (i) spending on investor relations by approximately $347,000, (ii) bonuses by approximately $70,000, (iii) accounting, audit and legal expenses by approximately $60,000 and (iv) stock based compensation expense associated with options granted to employees by approximately $243,000 or 72% from approximately $341,000 in the quarter ended March 31, 2006 to approximately $98,000 in the quarter ended March 31, 2007. This reduced stock-based compensation is primarily attributable to the forfeiture of options held by Dr. Donald Picker who resigned on December 19, 2006.

Net loss for the three months ended March 31, 2007 was $1,829,928 compared to a net loss of $4,374,628 incurred for the three months ended March 31, 2006. The decreased net loss is the result of lower research and development, and general and administrative expenses both of which are discussed above. In addition we recorded a net gain of $19,478 in non-employee stock based compensation expense during the three months ended March 31, 2007 due to a lower stock price which resulted in a reversal of expense previously recorded on certain options we account for as variable as required by FIN No. 44. This compared to an expense of $504,047 recorded during the three months ended March 31, 2006.

The beneficial conversion dividend accreted to the Series A preferred stockholders, upon issuance in the quarter ended March 31, 2007, was $119,685, resulting in a net loss available to common stockholders of $1,949,623 for the three months ended March 31, 2007. This compared to a net loss available to common stockholders of $4,374,628 reported for the three months ended March 31, 2006, during which period we had no preferred share transactions and no related beneficial conversion feature that needed to be accreted as a dividend.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007 we had $2,158,676 in cash and cash equivalents, compared to $3,904,232 as of December 31, 2006. This decrease in cash of $1,745,556 during the three months ended March 31, 2007 was principally the result of cash used in operating activities of $1,989,156; partially offset by the completion of a private placement of Series A Convertible preferred stock yielding net proceeds of $243,600.

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

On April 24, 2007, we entered into a services agreement with Barretto Pacific Corporation pursuant to which Barretto will provide beginning May 1, 2007, investor relations services to us. We will pay Barretto a fee of $120,000 over a seven month period and 80,000 shares of restricted common stock.

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

We rely heavily on incentive compensation in the form of stock options to recruit, retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options is designed to provide long-term incentives, develop and maintain an ownership stake and conserve cash during our development stage. Since inception through March 31, 2007 stock based compensation expense has totaled $16,613,610 or 27% of our total accumulated deficit of $62,393,991.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R was effective as of the beginning of the first interim or annual reporting period that began after December 15, 2005 and accordingly we adopted SFAS 123R on January 1 , 2006.

SFAS 123R provides for two transition methods. The “modified prospective” method requires that share-based compensation expense be recorded for any employee options granted after the adoption date and for the unvested portion of any employee options outstanding as of the adoption date. The “modified retrospective” method requires that, beginning in the first quarter of 2006, all prior periods presented be restated to reflect the impact of share-based compensation expense consistent with the proforma disclosures previously required under SFAS 123. We have elected to use the “modified prospective” method in adopting this standard.

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

For all fair value computations required for employee and non-employee stock-based compensation we use the Black-Scholes option-pricing model which requires assumptions for expected stock price volatility, expected term of the option, risk-free interest rate and expected dividend yield at the grant date. Our stock price has fluctuated from $3.95 per share as of December 31, 2003 to $0.75 per share as of March 31, 2007.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk on the fair values of certain assets is related to credit risk associated with short term investment grade commercial paper included in short term money market accounts and the FDIC insurance limit on our balances. At March 31, 2007 our money market balances totaled approximately $2.0 million.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2007, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective due to the fact that we lack sufficient internal accounting personnel and segregation of duties necessary to ensure that an adequate review of the financial statements and notes thereto is performed ensuring that information required to be disclosed by us in the reports that we file or submit under the  Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Principal Financial Officer also concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting that could significantly affect internal controls over financial reporting during the quarter ended March 31, 2007.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in the Annual Report.

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

CALLISTO PHARMACEUTICALS, INC.
(Registrant)

Date: May 21, 2007	By:	/s/ Gary S. Jacob
Gary S. Jacob
Chief Executive Officer

Date: May 21, 2007	By:	/s/ Bernard F. Denoyer
Bernard F. Denoyer
Vice President, Finance