Form 10-Q
period 2007-06-30
CALLISTO PHARMACEUTICALS INC
filed 2007-08-14
CIK 1142380

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2007

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

Yes  ☐   No  ☒

The number of the registrant’s shares of common stock outstanding was 40,930,161 as of August 9, 2007.

CALLISTO PHARMACEUTICALS, INC.
FORM 10-Q
CONTENTS

PART I—FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006	1
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006 (unaudited) and the period June 5, 1996 (Inception) to June 30, 2007 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period June 5, 1996 (Inception) to June 30, 2007 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (unaudited) and for the period June 5, 1996 (Inception) to June 30, 2007 (unaudited)	10
	Notes to Condensed Consolidated Financial Statements (unaudited)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33
PART II—OTHER INFORMATION
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 6.	Exhibits	35
Signatures		36

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

PART I—FINANCIAL INFORMATION

Item 1.                        Condensed Consolidated Financial Statements

CALLISTO PHARMACEUTICALS, INC.
(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$689,415	$3,904,232
Prepaid expenses and other	113,484	66,741
	802,899	3,970,973
Property and equipment—net	5,017	6,451
Security deposits	73,716	73,716
	$881,632	$4,051,140
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,864,633	$1,843,422
Accrued expenses	1,567,867	1,357,600
	3,432,500	3,201,022
Stockholders’ equity (deficit):
Series A convertible preferred stock, par value $0.0001, 700,000 shares authorized, 579,125 shares outstanding at June 30, 2007 with a liquidation preference of $5,791,250 and 586,125 shares outstanding at December 31, 2006 with a liquidation preference of $5,861,250	58	58
Common stock, par value $.0001, 150,000,000 and 100,000,000 shares authorized and 39,741,661 and 39,194,996 shares outstanding at June 30, 2007 and December 31, 2006, respectively	3,974	3,919
Additional paid-in capital	61,885,367	61,290,509
Deficit accumulated during development stage	(64,440,267)	(60,444,368)
	(2,550,868)	850,118
	$881,632	$4,051,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		June 5, 1996 (Inception) to
	2007	2006	2007	2006	June 30, 2007
Revenues	$—	$—	$—	$—	$—
Costs and expenses:
Research and development	1,119,036	1,565,591	2,077,718	3,759,430	24,115,533
Government grants	(59,113)	(201,155)	(103,069)	(255,422)	(947,534)
Purchased in process research and development	—	—	—	—	6,944,553
General and administrative	973,496	1,457,120	1,933,156	3,211,210	22,686,896
Stock based compensation—non employees	16,601	456,201	(2,877)	960,248	9,695,684
Loss from operations	(2,050,020)	(3,277,757)	(3,904,928)	(7,675,466)	(62,495,132)
Interest and investment income	3,743	19,021	28,714	42,101	732,330
Other expense, net	—	(157,435)	—	(157,435)	(173,295)
Net loss	(2,046,277)	(3,416,171)	(3,876,214)	(7,790,800)	(61,936,097)
Series A Preferred stock beneficial conversion feature accreted as a dividend	—	—	(119,685)	—	(2,504,170)
Net loss available to common stockholders	$(2,046,277)	$(3,416,171)	$(3,995,899)	$(7,790,800)	$(64,440,267)
Weighted average shares outstanding: basic and diluted	39,633,090	38,216,561	39,412,846	37,103,474
Net loss per common share: basic and diluted	$(0.05)	$(0.09)	$($0.10)	$(0.21)

The accompanying notes are an integral part of these condensed consolidated financial statements

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Shares	Preferred Stock, Par Value	Common Shares	Common Stock, Par Value	Additional Paid in Capital
Balance at inception, June 5, 1996	—	—	—	—	—
Net loss for the period
Issuance of founder shares	—	—	2,642,500	264	528
Common stock issued	—	—	1,356,194	136	272
Common stock issued via private placement	—	—	1,366,667	137	1,024,863
Balance, December 31, 1996	—	—	5,365,361	537	1,025,663
Net loss for the year	—	—	—	—	—
Common stock issued via private placement	—	—	1,442,666	144	1,081,855
Balance, December 31, 1997	—	—	6,808,027	681	2,107,518
Net loss for the year	—	—	—	—	—
Amortization of Stock based Compensation	—	—	—	—	52,778
Common stock issued via private placement	—	—	1,416,667	142	1,062,358
Common stock issued for services	—	—	788,889	79	591,588
Common stock repurchased and cancelled	—	—	(836,792)	(84)	(96,916)
Balance, December 31, 1998	—	—	8,176,791	818	3,717,326
Net loss for the year	—	—	—	—	—
Deferred Compensation—stock options	—	—	—	—	9,946
Amortization of Stock based Compensation	—	—	—	—	—
Common stock issued for services	—	—	—	—	3,168,832
Common stock issued via private placement	—	—	346,667	34	259,966
Balance, December 31, 1999	—	—	8,523,458	852	7,156,070
Net loss for the year	—	—	—	—	—
Amortization of Stock based Compensation	—	—	—	—	—
Common stock issued	—	—	4,560,237	455	250,889
Other	—	—	—	—	432
Preferred shares issued	3,485,299	348	—	—	5,986,302
Preferred stock issued for services	750,000	75	—	—	1,124,925
Balance, December 31, 2000	4,235,299	423	13,083,695	1,307	14,518,618
Net loss for the year	—	—	—	—	—
Deferred Compensation—stock Options	—	—	—	—	20,000
Amortization of Stock based Compensation	—	—	—	—	—
Balance, December 31, 2001	4,235,299	423	13,083,695	1,307	14,538,618
Net loss for the year	—	—	—	—	—
Amortization of Stock based Compensation	—	—	—	—	—
Balance, December 31, 2002	4,235,299	423	13,083,695	1,307	14,538,618

The accompanying notes are an integral part of these condensed consolidated financial statements

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)

	Unamortized Deferred Stock Based Compensation	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity
Balance at inception, June 5, 1996	—	—	—
Net loss for the year		(404,005)	(404,005)
Issuance of founder shares	—	—	792
Common stock issued	—	—	408
Common stock issued via private placement	—	—	1,025,000
Balance, December 31, 1996	—	(404,005)	622,195
Net loss for the year	—	(894,505)	(894,505)
Common stock issued via private placement	—	—	1,081,999
Balance, December 31, 1997	—	(1,298,510)	809,689
Net loss for the year	—	(1,484,438)	(1,484,438)
Amortization of Stock based Compensation	—	—	52,778
Common stock issued			1,062,500
Common stock issued for services	—	—	591,667
Common Stock repurchased and cancelled	—	—	(97,000)
Balance, December 31, 1998	—	(2,782,948)	935,196
Net loss for the year	—	(4,195,263)	(4,195,263)
Deferred Compensation—stock options	(9,946)	—	—
Amortization of Stock based Compensation	3,262	—	3,262
Common stock issued for services	—	—	3,168,832
Common stock issued via private placement	—	—	260,000
Balance, December 31, 1999	(6,684)	(6,978,211)	172,027
Net loss for the year		(2,616,261)	(2,616,261)
Amortization of Stock based Compensation	4,197		4,197
Common stock issue	—	—	251,344
Other	—	—	432
Preferred shares issued	—	—	5,986,650
Preferred stock issued for services	—	—	1,125,000
Balance, December 31, 2000	(2,487)	(9,594,472)	4,923,389
Net loss for the year	—	(1,432,046)	(1,432,046)
Deferred Compensation—stock options	(20,000)	—	—
Amortization of Stock based Compensation	22,155	—	22,155
Balance, December 31, 2001	(332)	(11,026,518)	3,513,498
Net loss for the year	—	(1,684,965)	(1,684,965)
Amortization of Stock based Compensation	332	—	332
Balance, December 31, 2002	—	(12,711,483)	1,828,865

The accompanying notes are an integral part of these condensed consolidated financial statements

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock	Preferred Stock Par Value	Common Stock	Common Stock Par Value	Additional Paid in Capital	Unamortized Deferred Stock Based Compensation	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity
Balance December 31, 2002	4,235,299	423	13,083,695	1,307	14,538,618	—	(12,711,483)	1,828,865
Net loss for the year	—	—	—	—	—	—	(13,106,247)	(13,106,247)
Conversion of preferred stock in connection with the Merger	(4,235,299)	(423)	4,235,299	423	—	—	—	—
Common stock issued to former Synergy stockholders	—		4,329,927	432	6,494,458	—	—	6,494,890
Common stock issued in exchange for Webtronics common stock	—		1,503,173	150	(150)	—	—	—
Deferred Compensation—stock options	—		—	—	9,313,953	(9,313,953)	—	—
Amortization of deferred Stock based Compensation	—		—	—	—	3,833,946	—	3,833,946
Private placement of common stock, net	—	—	2,776,666	278	3,803,096	—	—	3,803,374
Balance, December 31, 2003	—	—	25,928,760	2,590	34,149,975	(5,480,007)	(25,817,730)	2,854,828

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

The accompanying notes are an integral part of these condensed consolidated financial statements

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Common Stock Par Value	Additional Paid in Capital	Unamortized Deferred Stock Based Compensation	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2004	29,219,102	$2,922	$39,910,187	$(2,302,534)	$(33,361,197)	$4,249,378
Net loss for the year	—	—	—	—	(11,779,457)	(11,779,457)
Deferred stock-based compensation—new grants	—	—	1,571,772	(1,571,772)	—	—
Amortization of deferred stock-based compensation	—	—	—	2,290,843	—	2,290,843
Variable accounting for stock options	—	—	75,109	—	—	75,109
Common stock issued via private placement:
March 2005	1,985,791	198	3,018,203	—	—	3,018,401
August 2005	1,869,203	187	1,812,940	—	—	1,813,127
Finders fees and expenses	—	—	(176,250)	—	—	(176,250)
Exercise of common stock warrant	125,000	13	128,737	—	—	128,750
Common stock issued for services	34,000	3	47,177	—	—	47,180
Balance, December 31, 2005	33,233,096	$3,323	$46,387,875	$(1,583,463)	$(45,140,654)	$(332,919)

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

The accompanying notes are an integral part of these condensed consolidated financial statements

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible Preferred Shares	Series A Convertible Preferred Stock	Common Stock	Common Stock Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2006	586,125	$58	39,194,996	$3,919	$61,290,509	$(60,444,368)	$850,118
Net loss for the period	—	—	—	—	—	(3,876,214)	(3,876,214)
Stock based compensation expense					194,828		194,828
Common stock issued for services			80,000	8	36,792		36,800
Series A convertible preferred stock issued via private placement	28,000	3			279,997		280,000
Finders fees and expenses					(36,400)		(36,400)
Conversion of Series A preferred stock to common stock	(35,000)	(3)	466,665	47	(44)
Detachable warrants					119,685		—
Beneficial conversion feature accreted as a dividend	—		—	—	—	(119,685)	—
Balance, June 30, 2007	579,125	$58	39,741,661	$3,974	$61,885,367	$(64,440,267)	$(2,550,868)

The accompanying notes are an integral part of these condensed consolidated financial statements

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months Ended June 30,		Period from June 5, 1996 (inception) to
	2007	2006	June 30, 2007
Cash flows from operating activities:
Net loss	$(3,876,214)	$(7,790,800)	$(61,936,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,434	717	88,222
Stock based compensation expense	231,628	1,911,021	16,749,074
Purchased in-process research and development non-cash portion	—	—	6,841,053
Liquidated damages non-cash	—	—	579,696
Changes in operating assets and liabilities:
Prepaid expenses	(46,743)	(8,261)	(113,484)
Rent deposits	—	8,480	(73,716)
Accounts payable and accrued expenses	231,478	(331,963)	3,140,071
Total adjustments	417,797	1,579,994	27,210,916
Net cash used in operating activities	(3,458,417)	(6,210,806)	(34,725,181)
Cash flows from investing activities:
Acquisition of equipment	—	(8,602)	(93,239)
Net cash used in investing activities	—	(8,602)	(93,239)
Cash flows from financing activities:
Issuance of common and preferred stock, net of repurchases	280,000	5,940,210	37,249,173
Finders’ fees and expenses	(36,400)	(602,808)	(2,060,123)
Exercise of common stock warrants	—	190,035	318,785
Net cash provided by financing activities	243,600	5,527,437	35,507,835
Net (decrease) increase in cash and cash equivalents	(3,214,817)	(691,971)	689,415
Cash and cash equivalents at beginning of period	3,904,232	1,420,510	—
Cash and cash equivalents at end of period	$689,415	$728,539	$689,415
Supplementary disclosure of cash flow information:
Cash paid for taxes	$2,441	$7,984	$125,928
Cash paid for interest	$—	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Accretion of fair value of beneficial conversion feature as a dividend to Series A Preferred stockholders	$119,685	$—	$2,504,170
Stock options, warrants and common stock issued for services	$231,628	$1,911,021	$16,749,074
Stock-based liquidated damages	$—	$—	$579,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                 Business overview:

Callisto Pharmaceuticals, Inc. (“Callisto”) is a development stage biopharmaceutical company, whose primary focus is on biopharmaceutical product development. Since inception in June of 1996 Callisto’s efforts have been principally devoted to research and development, securing and protecting patents and raising capital. From inception through June 30, 2007, Callisto has sustained cumulative net losses available to common stock holders of $64,440,267. Callisto’s losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of proposed products, stock based compensation expense, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees. From inception through June 30, 2007, Callisto has not generated any revenue from operations, expects to incur additional losses to perform further research and development activities and does not currently have any commercial biopharmaceutical products, and does not expect to have such for several years, if at all.

Callisto’s product development efforts are in their early stages and Callisto cannot make estimates of the costs or the time they will take to complete. The risk of completion of any program is high because of the many uncertainties involved in bringing new drugs to market including the long duration of clinical testing, the specific performance of proposed products under stringent clinical trial protocols, the extended regulatory approval and review cycles, the nature and timing of costs and competing technologies being developed by organizations with significantly greater resources.

2.                 Basis of presentation and going concern:

The accompanying unaudited condensed consolidated financial statements of Callisto, which include its wholly owned subsidiaries: (1) Callisto Research Labs, LLC (including its wholly owned but inactive subsidiary, Callisto Pharma, GmbH (Germany)) and (2) Synergy Pharmaceuticals Inc. (“Synergy” , including its wholly owned but inactive subsidiary IgX, Ltd (Ireland)), have been prepared in accordance with (i) accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and (ii) the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q. The results of operations of Synergy are included in the condensed consolidated financial statements since May 1, 2003. All intercompany balances and transactions have been eliminated and certain expense items in prior periods have been reclassified to conform to current financial statement presentation. These condensed consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with Callisto’s audited financial statements and notes thereto for the year ended December 31, 2006, included in Form 10-K filed with the SEC on April 17, 2007. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, primarily consisting of normal adjustments, necessary for the fair presentation of the balance sheet and results of operations for the interim periods. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2007.

Callisto’s consolidated financial statements as of June 30, 2007 and December 31, 2006 have been prepared under the assumption that Callisto will continue as a going concern for the twelve months ending December 31, 2007. Callisto’s independent registered public accounting firm has issued a report dated

April 13, 2007 that included an explanatory paragraph referring to Callisto’s recurring losses from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Callisto’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Callisto will be required to raise additional capital within the next twelve months to complete the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels.

To date, Callisto’s sources of cash have been primarily limited to the sale of equity securities. Net cash provided by financing activities for the six months ended June 30, 2007 and 2006 and for the period from June 5, 1995 (inception) to June 30, 2007 was approximately $244,000, $5.5 million and $35.5 million, respectively. Callisto cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that Callisto can raise additional funds by issuing equity securities, Callisto’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact Callisto’s ability to conduct its business. If Callisto is unable to raise additional capital when required or on acceptable terms, it may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of Callisto’s product candidates. Callisto also may be required to  seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; and relinquish licenses or otherwise dispose of rights to technologies, product candidates or products.

On August 2, 2007, Callisto closed a private placement of 1,124,550 shares of Series B Convertible Preferred Stock and 22,491,000 warrants to certain investors for aggregate gross proceeds of approximately $11.2 million. The Warrants are immediately exercisable at $0.70 per share and are exercisable at any time within three years from the date of issuance. (see Note 7. Subsequent Events). If the Put Option associated with the Series B Preferred Stock is exercised under the conditions discussed in Note 7 we will be required to raise additional capital within the next twelve months to complete the development and commercialization of current product candidates and to continue to fund operations at our current cash expenditure levels.

3.                 Accounting for share-based payments

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R was effective as of the beginning of the first interim or annual reporting period that began after December 15, 2005 and accordingly Callisto adopted SFAS 123R on January 1, 2006.

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

For all awards granted prior to January 1, 2006, stock based compensation expense is being recognized on a straight line basis over the remaining requisite service period, which ranged from nine months to three years at the date of adoption. The adoption of SFAS 123R increased net loss for the three and six months ended June 30, 2007 and 2006 by $118,860 and $460,770, and $234,505 and $950,773, respectively, for stock based compensation cost related to employee stock options.

The unrecognized compensation cost related to non-vested share-based compensation arrangements for all employee stock options outstanding at June 30, 2007 and 2006 was $547,148 and $1,089,829, respectively, to be recognized over a weighted average vesting period of 1.37 and 1.83 years, respectively.

Effective with the adoption of SFAS 123R stock-based compensation expense related to Callisto’s share-based compensation arrangements attributable to employees is being recorded as a component of general and administrative expense and research and development expense in accordance with the guidance of Staff Accounting Bulletin 107, Topic 14, paragraph F . Classification of Compensation Expense Associated with Share-Based Payment Arrangements (“SAB 107”). Total stock based compensation expense related to employee and non-employee stock options recognized in operating results was as follow:

	Three Months Ended June 30,		Six Months Ended June 30,		June 5, 1996 (Inception) to
Stock based compensation expense	2007	2006	2007	2006	June 30, 2007
Employees—included in research and development	$14,698	$141,008	$32,544	$289,604	$2,585,088
Employees—included in general and administrative	104,162	319,762	201,961	661,169	4,468,301
Subtotal employee stock option grants	118,860	460,770	234,505	950,773	7,053,389
Non-employee—research and development	—	102,750	—	102,750	102,750
Non-employee—general and administrative	16,601	353,451	(2,877)	857,498	9,592,935
Subtotal non-employee stock option grants	16,601	456,201	(2,877)	960,248	9,695,685
Total stock based compensation expense	$135,462	$916,971	$231,628	$1,911,021	$16,749,074

The estimated fair value of each employee option award granted was determined in accordance with SFAS 123R on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for employee options granted during the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Risk free interest rate	4.7%	No grants	4.7%	4.3%
Dividend yield	0.0%	No grants	0.0%	0.0%
Expected volatility	60%	No grants	60%	79%
Expected term	5 years	No grants	5-6 years	7 years

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

Expected term:   based on expectations regarding future exercises of options which generally vest over 3 years and have a 10 year life. The expected term of the employee and non-employee director options is the estimated weighted-average period until exercise or cancellation of vested options (forfeited unvested options are not considered). SAB 107 guidance permits companies to use a “safe harbor” expected term assumption for grants up to December 31, 2007 based on the mid-point of the period between vesting date and contractual term, averaged on a tranche-by-tranche basis. Callisto used the SAB 107 safe harbor for its expected term assumption starting on January 1, 2007. Previously Callisto had estimated expected term based on a sampling of industry comparables for publicly traded companies. The expected term for consultant awards is the remaining period to contractual expiration.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Callisto estimated future unvested option forfeitures based on historical Company experience and has incorporated this rate in determining the fair value of employee option grants.

A summary of stock option activity and of changes in options outstanding under Callisto’s plans is presented below:

	Number of options	Exercise Price Per Share	Weighted Average Exercise Price Per Share
Balance, December 31, 2006	8,053,375	$0.75 - 6.75	$1.75
Granted	732,000	$0.66 - 0.96	$0.80
Forfeitures	(225,000)	$0.75 - 1.60	$1.01
Balance, June 30, 2007	8,560,375	$0.66 - 6.75	$1.69
Exercisable as of June 30, 2007	5,344,046	$0.75 - 6.75	$1.67

The weighted average remaining term of all options outstanding at June 30, 2007 was 6.4 years as compared to 7.3 years at December 31, 2006.

SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to Callisto’s accumulated deficit position, no tax benefits have been recognized in the cash flow statement.

RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment to SFAS 115” (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to measure all eligible items at fair value at specified election dates. A business entity shall report all unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. Callisto is currently evaluating the impact, if any, of the provisions of SFAS 159.

In December 2006, the FASB issued a FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) which addresses an issuer’s accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No.5 “Accounting for Contingencies”. The guidance in FSP 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No.150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No.45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to include scope exceptions for registration payment arrangements. FSP 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of FSP 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Callisto has analyzed the provisions of FSP 00-19-2 and adoption of this standard did not have a material effect on Callisto’s consolidated financial statements.

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

4.                 Net Loss per Share

Basic and diluted net loss per share is presented in conformity with SFAS No. 128, “Earnings per Share,” for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares since the inclusion of issuable shares pursuant to the exercise of stock options and warrants, would have been antidilutive. As of June 30, 2007 and 2006 there were 16,296,620 and 4,077,352 warrants outstanding, respectively and 8,560,375 and 8,349,875 total options outstanding, respectively. In addition Callisto had 7,721,666 common shares issuable upon conversion of its Series A convertible preferred stock as of June 30, 2007 and no preferred stock was outstanding as of June 30, 2006.

5.                 Stockholders’ equity (deficit):

From October 23, 2006 until January 10, 2007, Callisto placed 602,350 shares of Series A Convertible Preferred Stock and 8,031,333 warrants to certain investors for aggregate gross proceeds of $6,023,500. As of December 31, 2006 Callisto had closed on 574,350 shares of such Series A Convertible Preferred Stock for aggregate gross proceeds of $5,743,500. The final traunche of this financing closed January 10, 2007 when Callisto placed 28,000 shares of such Series A Convertible Preferred Stock for aggregate gross proceeds of $280,000. The shares of Series A Convertible Preferred Stock are convertible into shares of common stock at a conversion price of $0.75 per share. The investors also are parties to a Registration Rights Agreement, dated as of October 23, 2006 pursuant to which Callisto agreed to file, within 60 days of closing, a registration statement with the SEC covering the resale of the shares of common stock underlying the Series A Convertible Preferred Stock and the warrants issued to the investors. The warrants are immediately exercisable at $0.75 per share, will expire five years from the date of issuance, and have certain antidilution rights for the twelve month period beginning on the effective date of the registration statement registering the shares of common stock underlying the warrants. (See note 7 Subsequent Events) Callisto (i) paid aggregate fees and expenses of $485,308 ($448,908 prior to December 31, 2006) in cash and (ii) issued an aggregate 11,775 shares of Series A Convertible Preferred Stock and 1,228,761 warrants to purchase common stock, to certain selling agents. The warrants are immediately exercisable at $0.75 per share, will expire five years after issuance and have the same anti-dilutive rights as the investor warrants. On January 12, 2007 Callisto filed a registration statement on Form S-3 registering the common stock issuable upon (i) the conversion of the all Series A Convertible Preferred Stock, (ii) the exercise of all related investor warrants and (iii) the exercise of all selling agent warrants. On February 15, 2007 Amendment No.1 to this registration statement was declared effective by the SEC.

The material terms of the Series A Preferred Stock consist of:

Dividends.   Holders of the Series A Convertible Preferred Stock shall not be entitled to receive dividends except as and if declared at Callisto’s sole election.

Voting Rights.   Shares of the Series A Convertible Preferred Stock shall have no voting rights. However, so long as any shares of Series A Convertible Preferred Stock are outstanding, Callisto shall not, without the affirmative vote of a majority in interest of the shares of Series A Convertible Preferred Stock then outstanding, (a) alter or change adversely the powers, preferences or rights given to the Series A Convertible Preferred Stock, (b) authorize or create any class of stock senior or equal to the Series A Convertible Preferred Stock, (c) amend its articles of incorporation or other charter documents, so as to affect adversely any rights of the holders of Series A Convertible Preferred Stock or (d) increase the authorized number of shares of Series A Convertible Preferred Stock.

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

As per  FSP No. 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) , issued in December 2006, which specifies that contingent obligations under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No.5 “Accounting for Contingencies”, Callisto has determined that no liability needed to be recorded. On January 12, 2007 Callisto filed a registration statement on Form S-3 registering the common stock issuable upon (i) the conversion of the all Series A Convertible Preferred Stock, (ii) the exercise of all related investor warrants and (iii) the exercise of all selling agent warrants. On February 15, 2007 Amendment No.1 to this registration statement was declared effective by the SEC.

As per EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” Callisto evaluated the preferred stock transaction and accordingly found that there was an embedded beneficial conversion feature. The fair value of the detachable warrants on the date of grant was $3,557,872 using Black Scholes assumptions of 60% volatility, a risk free interest rate of 4.57% to 4.84%, no dividend, an expected life of 5 years and a stock price on that dates of grant ranging from $0.88 to $ 0.75 per share. The conversion rights of the preferred stock contained a beneficial conversion feature totaling $2,504,170, using the “effective conversion price” method based on relative fair value of the preferred stock and the warrants. This beneficial conversion feature was immediately accreted to the preferred stock as a dividend because the preferred stock could be converted immediately upon issuance. The beneficial conversion feature associated with final traunche of 28,000 shares of Series A Convertible Preferred Stock placed on January 10, 2007 amounted to $119,685 and was recorded as a beneficial conversion feature accreted as a dividend in the quarter ended March 31, 2007.

6.                 Commitments and contingencies:

Employment and consulting agreements:

On January 25, 2007, Callisto entered into an Extension and Amendment Agreement with Mr. Cerrone. The agreement extends the term of the consulting agreement between us and Mr. Cerrone, dated as of December 27, 2004, to December 31, 2009. Among other things, the agreement increases Mr. Cerrone’s compensation from $205,000 to $275,000 per year. Additionally, pursuant to the agreement, in recognition of the services beyond that required by Mr. Cerrone during the period from July 1, 2006 to January 25, 2007, Callisto paid Mr. Cerrone a bonus of $75,000 on April 5, 2007. Mr. Cerrone shall be eligible to earn a cash bonus of up to 22.5% of his base compensation for each twelve month period during the term of the agreement based on meeting performance objectives and bonus criteria to be mutually identified by Mr. Cerrone and Callisto’s Board.

On January 25, 2007, in conjunction with the Extension and Amendment Agreement, Mr. Cerrone was granted 225,000 ten year non-qualified stock options at an exercise price of $0.96 per share of which 75,000 vest on each of December 31, 2007, 2008 and 2009. In accordance with EITF—Emerging Issues Task Force Issue 96-18: Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Service s (“EITF 96-18”), the measurement date will be the earliest of the third anniversary of the agreement (when “performance commitment is completed”) or the accelerated vesting date if Mr. Cerrone is terminated without cause or good reason. Accordingly the fair value of these options of $165,040 on the date of grant is being “marked to market” quarterly until the measurement date is determined. The fair value of these options as of June 30, 2007 was $88,569. Stock-based compensation expense, associated with these options, recorded during the six months ended June 30, 2007 was $12,618.

On February 16, 2007, Dr. Jacob entered into an Extension and Amendment Agreement with Callisto as approved by the Compensation Committee which extended the term under his employment agreement to June 30, 2009. In addition, pursuant to the agreement, Dr. Jacob was granted 225,000 ten year incentive stock options exercisable at $0.81 per share of which 75,000 vest on each of December 31, 2007, 2008 and 2009. His salary and other compensation were unchanged.

On April 24, 2007, Callisto entered into a services agreement with Barretto Pacific Corporation pursuant to which Barretto will provide beginning May 1, 2007, investor relations services. Callisto will pay Barretto a fee of $120,000 over a seven month period and 80,000 shares of restricted common stock. During the three months ended June 30, 2007 Callisto paid $20,000 of this fee and issued the 80,000 shares of common stock. The fair value of the common shares issued to Barretto was $55,200, of which $36,800 was accounted for as stock-based compensation expense during the three months ended June 30, 2007.

On June 8, 2007 Callisto filed a complaint against Donald Picker, its former Executive Vice President, Research & Development in the Supreme Court of the State of New York alleging that (i) Dr. Picker breached his written employment agreement with Callisto by accepting employment with Tapestry Pharmaceuticals, Inc. a manner not in accordance with his agreement, (ii) Dr. Picker acted fraudulently by failing to reveal to Callisto that he was negotiating employment with Tapestry while purportedly representing Callisto in negotiations with Tapestry pursuant to a confidential disclosure agreement between Tapestry and Callisto and (iii) Dr. Picker misappropriated confidential files and materials from Callisto's offices. Callisto is seeking $80 million in damages from Dr. Picker.

On June 18, 2007, Callisto received notice from the staff of the American Stock Exchange (“AMEX”) indicating that it is not in compliance with certain continued listing standards, specifically, Section 1003(a) (ii) of the Company Guide with shareholders’ equity of less than $4,000,000 and losses from continuing operations and/or net losses in three of its four most recent fiscal years.

On July 18, 2007 Callisto submitted a plan, advising AMEX of the actions it has taken, or will take, that would bring it into compliance with Section 1003(a)(ii) of the Company Guide by April 3, 2008. If AMEX accepts the Company’s plan, it may be able to continue its listing during the plan period of up to 18 months, during which time the Company will be subject to periodic review to determine if it is making progress consistent with the plan. If it is not in compliance with the continued listing standards at the end of the plan period, or it does not make progress consistent with the plan during the plan period, AMEX staff may initiate delisting proceedings. While the plan is under review by AMEX, Callisto expects that its common stock will continue to trade without interruption on AMEX.

7.                 Subsequent events:

On August 2, 2007, Callisto closed a private placement of 1,124,550 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and 22,491,000 warrants (the “Warrants”) to certain investors (the “Investors”) for aggregate gross proceeds of approximately $11.2 million pursuant to a Securities Purchase Agreement dated as of August 2, 2007 (the “SPA”). The Warrants are immediately exercisable at $0.70 per share and are exercisable at any time within three years from the date of issuance. Other than pursuant to certain issuances, for the twelve month period beginning on the effective date of the Registration Statement registering the resale of the shares of Common Stock underlying the Warrants by the Holder, if the Company at any time while the Warrants are outstanding, shall sell or grant any option to acquire shares of Common Stock, at an effective price lower than the then exercise price then, the exercise price shall be reduced to such lower price.

Subsequent to closing, $8,480,000 of the net proceeds were placed into escrow at the request of RAB Special Situations (Master) Fund Limited and Absolute Octane Master Fund Limited (collectively, the “Lead Investors”), each of which invested $5,000,000 in the private placement. Pursuant to a Put Option Agreement, the Lead Investors shall have the right until October 30, 2007 to require redemption by the Company of all of the Series B Convertible Preferred Stock and 85% of the Warrants purchased by them only upon the occurrence of any of the following events:

(i)            The Company shall have not received the approval of its common stockholders of the issuance of shares of Common Stock issuable upon the conversion of the Series B Convertible Preferred

Stock or the exercise of the Warrants (the “Underlying Shares”) by 5:00 pm New York time on September 30, 2007; or

(ii)        The American Stock Exchange shall not have approved the Listing of Additional Securities application filed by the Company relating to the Underlying Shares by 5:00 pm New York time on September 30, 2007 (for a reason other than the Lead Investors failing to timely provide American Stock Exchange with information reasonably requested by Amex Listing Qualification as part of their review of the application); or

(iii)    The American Stock Exchange or the Company delists the Common Stock on or before 5:00 pm New York time on September 30, 2007. (See Note 6)

The net proceeds placed in escrow will be released to the Company on September 30, 2007 if the events (i), (ii) and (ii) above have not occurred. If the Put Option associated with the Series B Preferred Stock is exercised under the conditions discussed above we will be required to raise additional capital within the next twelve months to complete the development and commercialization of current product candidates and to continue to fund operations at our current cash expenditure levels.

In connection with this transaction the Company paid an aggregate $843,375 and issued warrants to purchase 2,473,900 shares of common stock at $0.50 per share and 2,473,900 shares of common stock at $0.70 per share to certain selling agents. The warrants will expire three years after issuance. If the Put Option associated with the Series B Preferred Stock is exercised under the conditions discussed above we will be required to raise additional capital within the next twelve months to complete the development and commercialization of current product candidates and to continue to fund operations at our current cash expenditure levels.

The Investors also are parties to a Registration Rights Agreement, dated as of August 2, 2007 pursuant to which the Company has agreed to file, within 45 days of closing, a registration statement covering the resale of the shares of common stock underlying the Series B Preferred Stock and Warrants issued to the Investors. Failure to file a registration statement and maintain its effectiveness as agreed will result in the Company being required to pay liquidated damages equal to 1% per month of the aggregate purchase price paid by the Investors, not to exceed an aggregate of 18%.

The Company is evaluating the accounting treatment of this transaction under relevant GAAP including but not limited to:

1.)           EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, Company Stock” to determine whether the warrants should be treated as “permanent equity” or a liability.

2.)           FSP No. 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) to determine if and how contingent obligations under a registration payment arrangement should be separately recognized and measured.

3.)           EITF 00-27  “Application of Issue 98-5 to Certain Convertible Instruments”, to determine whether the preferred stock had an embedded beneficial conversion feature.

4.)           Statements of Financial Accounting Standards No.150: Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, to determine the balance sheet classification the Preferred stock given mandatory redemption option.

The 579,125 shares of Series A Preferred Stock outstanding as of June 30, 2007 and 8,031,333 warrants issued from October 23, 2006 until January 10, 2007 in connection with the Series A Preferred Stock financing have certain antidilution rights (see Note 5 above). As a result of the August 2, 2007 Series B Preferred Stock financing the conversion price of Series A Preferred Stock and the exercise price of the Series A Warrants was reset from $0.75 per share to $0.50 per share.

On July 31, 2007 Callisto entered in a Mutual Release and Settlement Agreement with Trilogy Capital Partners, Inc.(“Trilogy”) wherein the parties settled their dispute and pending litigation. Callisto paid Trilogy $47,000 which amount was accrued for during the year December 31, 2006.

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

OVERVIEW

Since inception in June 1996 our efforts have been principally devoted to research and development, securing patent protection, obtaining corporate relationships and raising capital. Since inception through June 30, 2007, we have sustained cumulative net losses available to common stockholders of $64,440,267. Our losses have resulted primarily from expenditures incurred in connection with clinical development of licensed products, the purchase of in-process research and development, stock based compensation expense, patent filing and maintenance, outside accounting and legal services and regulatory consulting fees. From inception through June 30, 2007 we have not generated any revenue from operations. We expect to incur substantial and increasing losses for the next several years as we develop our product candidates, expand our clinical development team and prepare for the commercial launch of our product candidates. We do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years, if at all.

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

RECENT DEVELOPMENTS

On August 2, 2007, we closed a private placement of 1,124,550 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and 22,491,000 warrants (the “Warrants”) to certain investors (the “Investors”) for aggregate gross proceeds of approximately $11.2 million pursuant to a Securities Purchase Agreement dated as of August 2, 2007 (the “SPA”). The Warrants are immediately exercisable at $0.70 per share and are exercisable at any time within three years from the date of issuance. Other than pursuant to certain issuances, for the twelve month period beginning on the effective date of the Registration Statement registering the resale of the shares of Common Stock underlying the Warrants by the Holder, if we at any time while the Warrants are outstanding, shall sell or grant any option to acquire shares of Common Stock, at an effective price lower than the then exercise price then, the exercise price shall be reduced to such lower price.

Subsequent to closing, $8,480,000 of the net proceeds were placed into escrow at the request of RAB Special Situations (Master) Fund Limited and Absolute Octane Master Fund Limited (collectively, the “Lead Investors”), each of which invested $5,000,000 in the private placement. Pursuant to a Put Option Agreement, the Lead Investors shall have the right until October 30, 2007 to require redemption by us of all of the Series B Convertible Preferred Stock and 85% of the Warrants purchased by them only upon the occurrence of any of the following events:

(i)            We shall have not received the approval of its common stockholders of the issuance of shares of Common Stock issuable upon the conversion of the Series B Convertible Preferred Stock or the exercise of the Warrants (the “Underlying Shares”) by 5:00 pm New York time on September 30, 2007; or

(ii)        The American Stock Exchange shall not have approved the Listing of Additional Securities application filed by us relating to the Underlying Shares by 5:00 pm New York time on September 30, 2007 (for a reason other than the Lead Investors failing to timely provide American Stock Exchange with information reasonably requested by Amex Listing Qualification as part of their review of the application); or

(iii)    The American Stock Exchange or we delist the Common Stock on or before 5:00 pm New York time on September 30, 2007.

The net proceeds placed in escrow will be released to the Company on September 30, 2007 if the events (i), (ii) and (ii) above have not occurred. If the Put Option associated with the Series B Preferred Stock is exercised under the conditions discussed above we will be required to raise additional capital within the next twelve months to complete the development and commercialization of current product candidates and to continue to fund operations at our current cash expenditure levels.

In connection with this transaction the Company paid an aggregate $843,375 and issued warrants to purchase 2,473,900 shares of common stock at $0.50 per share and 2,473,900 shares of common stock at $0.70 per share to certain selling agents. The warrants will expire three years after issuance. If the Put Option associated with the Series B Preferred Stock is exercised under the conditions discussed above we will be required to raise additional capital within the next twelve months to complete the development and commercialization of current product candidates and to continue to fund operations at our current cash expenditure levels.

The Investors also are parties to a Registration Rights Agreement, dated as of August 2, 2007 pursuant to which the Company has agreed to file, within 45 days of closing, a registration statement covering the resale of the shares of common stock underlying the Series B Preferred Stock and Warrants issued to the Investors. Failure to file a registration statement and maintain its effectiveness as agreed will result in the Company being required to pay liquidated damages equal to 1% per month of the aggregate purchase price paid by the Investors, not to exceed an aggregate of 18%.

The Company is evaluating the accounting treatment of this transaction under relevant GAAP including but not limited to:

1.)           EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, Company Stock” to determine whether the warrants should be treated as “permanent equity” or a liability.

2.)           FSP No. 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) to determine if and how contingent obligations under a registration payment arrangement should be separately recognized and measured.

3.)           EITF 00-27 “Application of Issue 98-5 to Certain Convertible Instruments”, to determine whether the preferred stock had an embedded beneficial conversion feature.

4.)           Statements of Financial Accounting Standards No.150: Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, to determine the balance sheet classification the Preferred stock given mandatory redemption option.

The 579,125 shares of Series A Preferred Stock outstanding as of June 30, 2007 and 8,031,333 warrants issued from October 23, 2006 until January 10, 2007 in connection with the Series A Preferred Stock financing have certain antidilution rights. As a result of the August 2, 2007 Series B Preferred Stock financing the conversion price of Series A Preferred Stock and the exercise price of the Series A Warrants was reset from $0.75 per share to $0.50 per share.

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to focus primarily on the clinical development of Atiprimod and L-Annamycin to treat advanced late-stage cancers, and on the pre-clinical and clinical development of Guanilib to treat gastrointestinal disorders.

Our lead drug candidate in the clinic, Atiprimod, is an orally administered drug with antiproliferative and antiangiogenic activity. On November 7, 2006, we announced the initiation of a multi-center open-label Phase II clinical trial of Atiprimod in low- to intermediate-grade neuroendocrine cancers, primarily advanced carcinoid cancer patients. This trial is based on earlier encouraging clinical results from a Phase I trial of Atiprimod in advanced cancer patients that showed stable disease and disease-related symptom relief in patients with advanced carcinoid cancer. We are presently enrolling patients in the Phase II clinical trial at seven clinical sites in the U.S. We also have underway a Phase I clinical trial of Atiprimod in relapsed or refractory multiple myeloma at a small number of clinical sites in the U.S.

Our second drug candidate, L-Annamycin, earlier completed an initial Phase I/IIa clinical trial in relapsed or refractory leukemia patients with a prior sponsor. L-Annamycin is a novel compound from the anthracycline family of proven anti-cancer drugs, which has a novel therapeutic profile, including activity against drug resistant tumors and significantly reduced cardiotoxicity, or damage to the heart. L-Annamycin was in-licensed by Callisto in October 2004 and is presently in two clinical trials: 1) a Phase I/IIa clinical trial in adult relapsed or refractory acute lymphocytic leukemia (ALL) patients at three clinical sites in the U.S.; and 2) a Phase I clinical trial in children and young adults with relapsed or refractory ALL or AML.

We also have implemented a plan to develop Guanilib, Callisto’s guanylyl cyclase C receptor agonist, to treat gastrointestinal disorders such as chronic constipation and irritable bowel syndrome. We plan to file an Investigational New Drug application with FDA in early 2008, and evaluate its potential initially in the clinic in gastrointestinal disorders.

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

PRECLINICAL STUDIES

Atiprimod’s specific ability to lower the level of key growth factors, known to play an important role in the development of multiple myeloma, is the basis for its potential use as a drug to treat this disease. Atiprimod was previously shown to inhibit the production of the pro-inflammatory mediators IL-6 and TNF (alpha) in a number of animal models of inflammation and autoimmune disease. Atiprimod was also demonstrated using in vitro models of tumor cell growth to inhibit proliferation of a number of human multiple myeloma cell lines. Characterization of the mechanism of Atiprimod antiproliferative activity in a series of experiments showed that the drug works by inducing apoptosis (programmed cell death) in myeloma cells. In a second series of experiments performed with Atiprimod on co-cultures composed of multiple myeloma cells plus bone marrow stromal cells (used to simulate the human disease), the drug was found to have a profound effect on secretion of the angiogenic (blood vessel related) growth factor VEGF. A separate set of experiments also suggest an additional explanation for the disease-modifying activity of Atiprimod originally observed in chemically-induced arthritic-rat animal studies, and provide a further rationale for the application of this drug to treat multiple myeloma. Using a bone resorption assay (bone degradation experiment) to measure the effect of drug on osteoclast-mediated bone resorption, Atiprimod demonstrated a profound effect on osteoclast, or white blood cell, function. The drug appears to be selectively toxic for activated osteoclasts, displaying a negligible effect on bone marrow stromal cells.

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

On November 7, 2006, we announced the initiation of a multi-center, open-label Phase II clinical trial of Atiprimod in low to intermediate grade neuroendocrine carcinomas, including advanced carcinoid cancer patients. This trial is based on encouraging clinical results from the Phase I clinical trial in advanced cancer patients that showed stable disease and a reduction in disease-related symptoms in patients with advanced carcinoid cancer. The first study site to enter the trial in November, 2006 was the Hematology Oncology Services of Arkansas in Little Rock, Arkansas. We have added a number of additional sites, and as of August 9, 2007, have seven clinical sites presently open and have enrolled 31 patients, to date.

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

DEVELOPMENT STRATEGY

We began a Phase I clinical trial at The University of Texas M.D. Anderson Cancer Center in adult relapsed or refractory acute lymphocytic leukemia (ALL) patients on December 1, 2005. Additional sites enrolled in this study include the Roswell Park Cancer Institute (Buffalo, NY) and the Montefiore Medical Center (New York, NY). The single-arm, open-label L-Annamycin trial is designed to enroll patients in a dose escalation Phase I portion followed by 10 patients at a final fixed dose in the Phase II portion once the maximum tolerated dose (MTD) is determined. Up to 34 adult patients can be treated in this single-arm trial. On February 22, 2007, we announced the opening of a Phase I clinical trial of L-Annamycin in pediatric relapsed or refractory ALL or AML patients. The trial is presently open at four clinical sites in the U.S.

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

GUANILIB TO TREAT GASTROINTESTINAL DISORDERS

We have successfully developed a potent analog of uroguanylin, an intestinal hormone produced in the human GI tract which is responsible for a number of key cellular processes, including regulated turnover of epithelial cells in the colon. The analog, called Guanilib, has been demonstrated to be superior to uroguanylin in its biological activity, protease stability and pH characteristics. Guanilib has been undergoing pre-clinical animal studies as a treatment for gastrointestinal inflammation in a collaborative study involving clinical gastroenterologist Dr. Scott Plevy of the University of North Carolina, Chapel Hill, NC. Recent results from his laboratory showed that Guanilib was efficacious in treatment of ulcerative colitis in mice.

More recent in-vivo animal experiments have indicated that Guanalib has the potential to treat gastrointestinal disorders, and consequently, on August 8, 2007 we announced our intention to implement a plan to develop Guanilib to treat gastrointestinal disorders such as chronic constipation and irritable bowel syndrome. We plan to file an Investigational New Drug application with FDA in early 2008, and to evaluate Guanilib’s potential initially in the clinic in gastrointestinal disorders in 2008.

A patent covering therapeutic applications of Guanilib in GI inflammatory diseases and carcinogenesis was granted by the U.S. Patent and Trademark Office on May 9, 2006.

DEGRASYNS

On January 10, 2006, we entered into a license agreement with the University of Texas M.D. Anderson Cancer Center whereby we were granted the exclusive right to manufacture, have manufactured, use, import, offer to sell and/or sell anti-cancer compounds called tyrphostins (renamed Degrasyns). Degrasyns are a second-generation class of tyrphostins developed by scientists at the University of Texas M.D. Anderson Cancer Center that have a novel anti-cancer mechanism-of-action that centers on their ability to selectively degrade key proteins that are involved in tumor cell proliferation and survival. The intention in 2007 was to work with key scientists at the University of Texas M.D. Anderson Cancer Center to bring forward a pre-clinical candidate for development in the clinic. The key Callisto employee responsible for coordinating this program with scientists at M.D. Anderson Cancer Center, Dr. Donald Picker, former Executive Vice President of Research & Development, resigned from the Company in December, 2006. Consequently, work on this program has been scaled back until the Company is able to hire an expert or utilize the services of a consultant to take over Dr. Picker’s responsibilities.

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

On April 1, 2005 we were awarded a two-year $885,641 biodefense partnership grant from the National Institute of Allergy and Infectious Diseases (“NIAID”) to develop a monoclonal antibody and vaccine against bacterial superantigen toxins. The goal was to design a monoclonal antibody and vaccine that prevent the unregulated activation of T-cells (human white blood cells) by bacteria from the class of staphylococcus aureus and streptococcus pyogenes. Funding for this program has been extended through April, 2008. Because the bioterrorism program is not a core activity of Callisto, we expect to terminate further development work upon the expiration of the research grant.

EMPLOYEES

Our plan is to use contract research organizations (“CRO”) for most of our development efforts, including monitoring of clinical trial results, thus minimizing the need to hire full time employees. As of August 3, 2007, we had 9 full-time and 3 part-time employees.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of June 30, 2007.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

We had no revenues during the three months ended June 30, 2007 and 2006 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses decreased $446,555 or 29%, to $1,119,036 for the three months ended June 30, 2007 from $1,565,591 for the three months ended June 30, 2006. This decrease was primarily due to our research and development overhead not allocated to specific programs, principally in-house staff related expenses and sponsored out-sourced research projects, being reduced approximately $487,000 or 59% to approximately $339,000 during the three months ended June 30, 2007, from approximately $826,000 during the three months ended June 30, 2006. Included in research and development overhead was stock based compensation expense, associated with options granted to employees, which decreased approximately $126,000 or 89% from approximately $141,000 in the quarter ended June 30, 2006 to approximately $15,000 in the quarter ended June 30, 2007. This lower stock-based compensation during 2007 is primarily attributable to the full vesting during 2006 of certain options granted in 2003, that are no longer being expensed in 2007.

Partially offsetting the above overhead reductions, our program specific research and development expenditures were increased during the quarter ended June 30, 2007 and refocused onto the development of Guanilib, our most promising pre-clinical drug candidate. Guanilib development spending during the quarter ended June 30, 2007 was increased to approximately $275,000, whereas we did not have any expenditures on this program during the three months ended June 30, 2006. We incurred development expenses of approximately $377,000 in the three months ended June 30, 2007 on Atiprimod, our lead clinical candidate, which was slightly lower than the $398,000 level of spending during the three months ended June 30, 2006. All other development programs were significantly curtailed during the three months ended June 30, 2007, specifically: (i) costs related to the development of L-Annamycin were reduced by approximately $203,000, or 63%, to approximately $121,000 and (ii) Degrasyns development spending was curtailed approximately $114,000 or 94% to approximately $6,000.

General and administrative expenses for the three months ended June 30, 2007 were also curtailed to $973,496, a decrease of $483,624 or 33%, from $1,457,120 for the three months ended June 30, 2006. This decrease was accomplished primarily by reducing (i) spending on investor relations by approximately $270,000, (ii) accounting fees by approximately $49,000 and (iii) stock based compensation expense associated with options granted to employees decreased approximately $216,000 or 67%. This lower stock-based compensation during 2007 is primarily attributable to the full vesting during 2006 of certain options granted in 2003, that are no longer being expensed in 2007.

Net loss for the three months ended June 30, 2007 was $2,046,277 compared to a net loss of $3,416,171 incurred for the three months ended June 30, 2006. The decreased net loss is the result of lower research and development, and general and administrative expenses both of which are discussed above. In addition, (i) non-employee stock-based compensation expense during the three months ended June 30, 2007 was $16,601, as compared to an expense of $456,201 during the three months ended June 30, 2006 which included $367,000 associated with the Trilogy Capital stock options which completed on vesting June 30, 2006, and (ii) liquidated damages of $157,435 were incurred during the three months ended June 30, 2006 where we had none in the three months ended June 30, 2007 because the related registration statement was filed with the SEC in January 2007.

SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

We had no revenues during the six months ended June 30, 2007 and 2006 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses decreased $1,681,712 or 45%, to $2,077,718 for the six months ended June 30, 2007 from $3,759,430 for the six months ended June 30, 2006. This decrease was primarily due to our research and development overhead not allocated to specific programs, principally in-house staff related expenses and sponsored out-sourced research projects, being reduced approximately $975,000 or 63% to approximately $574,000 during the six months ended June 30, 2007, from approximately $1,549,000 during the six months ended June 30, 2006. Included in research and development overhead was stock based compensation expense, associated with options granted to employees, which decreased approximately $258,000 or 89% from approximately $290,000 in the six months ended June 30, 2006 to approximately $32,000 in the six months ended June 30, 2007. This lower stock-based compensation during 2007 is primarily attributable to the full vesting during 2006 of certain options granted in 2003, that are no longer being expensed in 2007.

Our program specific research and development expenditures also were curtailed during the six months ended June 30, 2007 and refocused onto development of Guanilib, our most promising pre-clinical drug candidate. Guanilib development spending during the six months ended June 30, 2007 was increased to approximately $301,000, up $173,000 or 135% from approximately $128,000 during the six months ended June 30, 2006. We incurred development expenses of approximately $877,000 in the six months ended June 30, 2007 on Atiprimod, our lead clinical candidate, which was slightly lower than the $881,000 level of spending during the six months ended June 30, 2006. All other development programs were significantly curtailed during the six months ended June 30, 2007, specifically: (i) costs related to the development of L-Annamycin were reduced by approximately $563,000, or 64%, to approximately $318,000 and (ii) Degrasyns development spending was curtailed approximately $416,000 or 98% to approximately $7,000.

General and administrative expenses for the six months ended June 30, 2007 were also curtailed to $1,933,156, a decrease of $1,278,054 or 40%, from $3,211,210 for the six months ended June 30, 2006. This decrease was accomplished primarily by reducing (i) spending on investor relations by approximately $624,000, (ii) accounting fees by approximately $105,000, (iii) staff bonuses $80,000 and (iv) stock based compensation expense associated with options granted to employees decreased approximately $459,000 or 69%. This lower stock-based compensation during 2007 is primarily attributable to the full vesting during 2006 of certain options granted in 2003, that are no longer being expensed in 2007.

Net loss for the six months ended June 30, 2007 was $3,876,214 compared to a net loss of $7,790,800 incurred for the six months ended June 30, 2006. The decreased net loss is the result of lower research and development and general and administrative expenses both of which are discussed above. In addition, (i) non-employee stock-based compensation expense during the six months ended June 30, 2007 decreased by approximately $963,000 or 100% from the six months period ended June 30, 2006 which included approximately $734,000 associated with the Trilogy Capital stock options which completed vesting June 30, 2006, and (ii) other expense for the six months ended June 30, 2006 was $157,435 due to liquidated damage payments to investors for failure to register shares of the Company’s common stock sold in a private placement in February and April 2006. We had no such payments during the six months ended June 30, 2007.

The beneficial conversion dividend accreted to the Series A preferred stockholders, upon issuance in the six months ended June 30, 2007, was $119,685, resulting in a net loss available to common stockholders of $3,995,899 for the six months ended June 30, 2007. This compared to a net loss available to common stockholders of $7,790,800 reported for the six months ended June 30, 2006, during which period we had no preferred share transactions and no related beneficial conversion feature that needed to be accreted as a dividend.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007 we had $689,415 in cash and cash equivalents, compared to $3,904,232 as of December 31, 2006. This decrease in cash of $3,214,817 during the six months ended June 30, 2007 was principally the result of cash used in operating activities of $3,458,417; partially offset by the completion of a private placement of Series A Convertible preferred stock yielding net proceeds of $243,600.

On August 2, 2007, we closed a private placement of 1,124,550 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and 22,491,000 warrants (the “Warrants”) to certain investors (the “Investors”) for aggregate gross proceeds of approximately $11.2 million pursuant to a Securities Purchase Agreement dated as of August 2, 2007 (the “SPA”). The Warrants are immediately exercisable at $0.70 per share and are exercisable at any time within three years from the date of issuance. Other than pursuant to certain issuances, for the twelve month period beginning on the effective date of the Registration Statement registering the resale of the shares of Common Stock underlying the Warrants by the Holder, if we at any time while the Warrants are outstanding, shall sell or grant any option to acquire shares of Common Stock, at an effective price lower than the then exercise price then, the exercise price shall be reduced to such lower price.

Subsequent to closing, $8,480,000 of the net proceeds were placed into escrow at the request of RAB Special Situations (Master) Fund Limited and Absolute Octane Master Fund Limited (collectively, the “Lead Investors”), each of which invested $5,000,000 in the private placement. Pursuant to a Put Option Agreement, the Lead Investors shall have the right until October 30, 2007 to require redemption by us of all of the Series B Convertible Preferred Stock and 85% of the Warrants purchased by them only upon the occurrence of any of the following events:

(i)            We shall have not received the approval of its common stockholders of the issuance of shares of Common Stock issuable upon the conversion of the Series B Convertible Preferred Stock or the exercise of the Warrants (the “Underlying Shares”) by 5:00 pm New York time on September 30, 2007; or

(ii)        The American Stock Exchange shall not have approved the Listing of Additional Securities application filed by us relating to the Underlying Shares by 5:00 pm New York time on September 30, 2007 (for a reason other than the Lead Investors failing to timely provide American Stock Exchange with information reasonably requested by Amex Listing Qualification as part of their review of the application); or

(iii)    The American Stock Exchange or we delist the Common Stock on or before 5:00 pm New York time on September 30, 2007.

The net proceeds placed in escrow will be released to the Company on September 30, 2007 if the events (i), (ii) and (ii) above have not occurred. In connection with this transaction the Company paid an aggregate $843,375 and issued warrants to purchase 2,473,900 shares of common stock at $0.50 per share and 2,473,900 shares of common stock at $0.70 per share to certain selling agents. The warrants will expire three years after issuance.

The Investors also are parties to a Registration Rights Agreement, dated as of August 2, 2007 pursuant to which the Company has agreed to file, within 45 days of closing, a registration statement covering the resale of the shares of common stock underlying the Series B Preferred Stock and Warrants issued to the Investors. Failure to file a registration statement and maintain its effectiveness as agreed will result in the Company being required to pay liquidated damages equal to 1% per month of the aggregate purchase price paid by the Investors, not to exceed an aggregate of 18%.

The Company is evaluating the accounting treatment of this transaction under relevant GAAP including but not limited to:

(1)         EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, Company Stock” to determine whether the warrants should be treated as “permanent equity” or a liability.

(2)         FSP No. 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) to determine if and how contingent obligations under a registration payment arrangement should be separately recognized and measured.

(3)         EITF 00-27 “Application of Issue 98-5 to Certain Convertible Instruments”, to determine whether the preferred stock had an embedded beneficial conversion feature.

(4)         Statements of Financial Accounting Standards No.150: Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, to determine the balance sheet classification the Preferred stock given mandatory redemption option.

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

As a result of the August 2, 2007 Series B Preferred Stock financing the conversion price of Series A Preferred Stock and the exercise price of the Series A Warrants was reset from $0.75 per share to $0.50 per share as per the antidilution rights discussed above.

On April 24, 2007, we entered into a services agreement with Barretto Pacific Corporation pursuant to which Barretto will provide beginning May 1, 2007, investor relations services to us. Our agreement requires us to pay Barretto a fee of $120,000 over a seven month period and 80,000 shares of restricted common stock. During the three months ended June 30, 2007 Callisto paid $20,000 of this fee and issued the 80,000 shares of common stock.

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

Our consolidated financial statements as of December 31, 2006 have been prepared under the assumption that we will continue as a going concern for the twelve months ending December 31, 2007. Our independent registered public accounting firm has issued a report dated April 13, 2007 that included an explanatory paragraph referring to our recurring losses from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Put Option associated with the Series B Preferred Stock is exercised under the conditions discussed above we will be required to raise additional capital within the next twelve months to complete the development and commercialization of current product candidates and to continue to fund operations at our current cash expenditure levels.

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

We rely heavily on incentive compensation in the form of stock options to recruit, retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options is designed to provide long-term incentives, develop and maintain an ownership stake and conserve cash during our development stage. Since inception through June 30, 2007 stock based compensation expense has totaled $16,749,072 or 26% of our total accumulated net losses available to common stockholders of $64,440,267.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R was effective as of the beginning of the first interim or annual reporting period that began after December 15, 2005 and accordingly we adopted SFAS 123R on January 1, 2006.

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

For all fair value computations required for employee and non-employee stock-based compensation we use the Black-Scholes option-pricing model which requires assumptions for expected stock price volatility, expected term of the option, risk-free interest rate and expected dividend yield at the grant date. Our stock price has fluctuated from $3.95 per share as of December 31, 2003 to $0.69 per share as of June 30, 2007.

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk on the fair values of certain assets is related to credit risk associated with short term investment grade commercial paper included in short term money market accounts and the FDIC insurance limit on our balances. At June 30, 2007 our money market balances totaled approximately $600,000.

ITEM 4.                CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2007, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective due to the fact that we lack sufficient internal accounting personnel and segregation of duties necessary to ensure that an adequate review of the financial statements and notes thereto is performed ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Principal Financial Officer also concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting that could significantly affect internal controls over financial reporting during the quarter ended June 30, 2007.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 14, 2007, we issued 80,000 shares of common stock to Barretto Pacific Corporation pursuant to a Services Agreement dated April 24, 2007 between us and Barretto Pacific.  The issuance of the shares of common stock was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. We made this determination based on the representations of Barretto Pacific which included, in pertinent part, that such holder was an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act and that such holder was acquiring our securities, for investment purposes for its own account and not as nominees or agents, and not with a view to the resale or distribution thereof, and that it understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

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

CALLISTO PHARMACEUTICALS, INC.
(Registrant)
Date: August 14, 2007	By:	/s/ GARY S. JACOB
Gary S. Jacob
Chief Executive Officer
Date: August 14, 2007	By:	/s/ BERNARD F. DENOYER
Bernard F. Denoyer
Vice President, Finance