Form 10-K
period 2007-12-31
CALLISTO PHARMACEUTICALS INC
filed 2008-03-28
CIK 1142380

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2007
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $25,520,017 on June 29, 2007 (based on $0.69 per share, the closing price on the American Stock Exchange that day).

        As of March 25, 2008 the registrant had a total of 47,218,161 shares of Common Stock outstanding.

CALLISTO PHARMACEUTICALS, INC.

FORM 10-K

INDEX

PART I

        This Form 10-K contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are characterized by future or conditional verbs and include, but are not limited to, statements regarding the results of product development efforts, clinical trials and applications for marketing approval of pharmaceutical products, and the scope and success of future operations. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed under "Risk Factors" and elsewhere in this Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change.

ITEM 1.    BUSINESS.

        Callisto Pharmaceuticals, Inc. is referred to throughout this report as "Callisto," "we" or "us."

        We are a biopharmaceutical company focused primarily on the development of drugs to treat neuroendocrine cancer (including advanced carcinoid cancer), acute leukemia and gastrointestinal disorders and diseases. Our lead drug candidate in the clinic, Atiprimod, is an orally administered drug with antiproliferative and antiangiogenic activity. On November 7, 2006, we announced the initiation of a multi-center open-label Phase II clinical trial of Atiprimod for low-to-intermediate grade neuroendocrine cancers, primarily in advanced carcinoid cancer patients. This trial is based on earlier encouraging clinical results from a Phase I trial of Atiprimod in advanced cancer patients that showed stable disease and disease-related symptom relief in patients with advanced carcinoid cancer. On September 20, 2007, we announced that we had completed enrollment of the 40-patient Phase II clinical trial, and that patients had been on drug as along as 11 months. In October 2007, we announced the opening of a Phase II extension trial to permit those patients who had successfully completed a full year in the Phase II advanced carcinoid cancer trial, which only permitted dosing for up to one year, to continue to receive Atiprimod therapy. We are no longer dosing patients in the Phase I clinical trial of Atiprimod in relapsed or refractory multiple myeloma and have no plans at present to continue evaluating the drug in this disease indication, instead focusing on the clinical development of Atiprimod to treat advanced carcinoid cancer.

        Our second drug candidate, L-Annamycin, earlier completed an initial Phase I/IIa clinical trial in relapsed or refractory leukemia patients with a prior sponsor. L-Annamycin is a novel compound from the anthracycline family of proven anti-cancer drugs, which has a novel therapeutic profile, including activity against drug resistant tumors and significantly reduced cardiotoxicity, or damage to the heart. L-Annamycin was in-licensed by us in October 2004 and is presently in two clinical trials: 1) a Phase I/IIa clinical trial in adult relapsed or refractory acute lymphocytic leukemia (ALL) patients at three clinical sites in the U.S.; and 2) a Phase I clinical trial in children and young adults with relapsed or refractory ALL or AML. We recently reached the maximum tolerated dose (MTD) in the adult trial and are currently evaluating its potential at the fixed-dose portion of the trial. We have not yet established the MTD in children. We plan to review future development of this drug once data from the adult trial are available.

        In October 2007 we announced a major strategic initiative to develop SP-304 (Guanilib), our guanylyl cyclase C (GC-C) receptor agonist, to treat gastrointestinal disorders, primarily chronic constipation and constipation-predominant irritable bowel syndrome (IBS-C). We plan to file an investigational new drug (IND) application with FDA in the second quarter of 2008, and to initiate a

Phase I clinical trial in volunteers upon FDA approval of our IND application. We also plan to open a Phase Ib trial of SP-304 (Guanilib) in late 2008.

        Our plan of operations for the next twelve months is to focus primarily on the Phase II clinical trial development of Atiprimod to treat advanced carcinoid cancer,and on the Phase I clinical trial development of SP-304 (Guanilib) to treat gastrointestinal disorders.

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

        On December 31, 2007, Callisto entered into an Amended and Restated License Agreement with AnorMED Corporation (successor in interest to AnorMED Inc.), a wholly-owned subsidiary of Genzyme Corporation ("Genzyme"), pursuant to which Callisto and Genzyme amended the license agreement for Atiprimod to eliminate all maintenance fees and milestone payments and reduce royalties owed to Genzyme to single digits. In return for the reduced future payments to Genzyme, Callisto is paying an upfront fee in 2008.

        Atiprimod is one of a class of compounds known as azaspiranes and was originally developed as a potential treatment for rheumatoid arthritis based on encouraging data from a number of animal models of arthritis and autoimmune indications. The development of this drug originated with a partnership between AnorMED and SmithKline Beecham ("SKB") that led to the successful filing of an investigational new drug application, or IND, and completion of three Phase I clinical trials involving a total of 63 patients. The drug successfully completed both single and multiple dose Phase I clinical trials in patients with rheumatoid arthritis. Both trials evaluated the safety and pharmacokinetics (how the body takes up and eliminates drugs) of Atiprimod and showed that the drug is well tolerated. In the third Phase I clinical trial, the drug was found to be well tolerated in an open label extension study performed with 43 patients from the second two studies, with patients on the drug for as long as one year.

PRECLINICAL STUDIES

        Atiprimod's specific ability to lower the level of key cell growth factors, known to play an important role in the development of multiple myeloma, is the basis for its potential use as a drug to treat this disease. Atiprimod was previously shown to inhibit the production of the pro-inflammatory mediators IL-6 and TNF(alpha) in a number of animal models of inflammation and autoimmune disease. Atiprimod was also demonstrated using in vitro models of tumor cell growth to inhibit proliferation of a number of human multiple myeloma cell lines. Characterization of the mechanism of Atiprimod's antiproliferative activity in a series of experiments showed that the drug works by inducing apoptosis (programmed cell death) in myeloma cells. In a second series of experiments performed with Atiprimod on co-cultures composed of multiple myeloma cells plus bone marrow stromal cells (used to simulate the human disease), the drug was found to have a profound effect on secretion of the angiogenic (blood vessel related) growth factor VEGF. A separate set of experiments also suggest an additional explanation for the disease-modifying activity of Atiprimod originally observed in chemically-induced arthritic-rat animal studies, and provide a further rationale for the application of this drug to treat multiple myeloma. Using a bone resorption assay (bone degradation experiment) to measure the effect of drug on osteoclast-mediated bone resorption, Atiprimod demonstrated a profound effect on osteoclast, or cells that break down bone, function. The drug appears to be selectively toxic for activated osteoclasts, displaying a negligible effect on bone marrow stromal cells.

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

        On November 7, 2006, we announced the initiation of a multi-center, open-label Phase II clinical trial of Atiprimod in neuroendocrine carcinoma, comprised primarily of advanced carcinoid cancer patients. The primary objective of this trial was to evaluate efficacy of Atiprimod in patients with low to intermediate grade neuroendocrine carcinoma who have metastatic or unresectable cancer and who have either symptoms, despite standard therapy (octreotide), or progression of neuroendocrine tumors. Patients, after signing an informed consent, were required to complete two weeks of a symptoms diary to establish their symptoms baseline before commencing Atiprimod dosing. A maximum of 40 evaluable patients were planned for this trial. On September 20, 2007 we announced that we had completed full enrollment of this study, and that patients had been on drug as long as 11 months. There are presently eight clinical sites participating in the study in the U.S., with patients currently enrolled in seven of these sites.

        In October 2007, we announced the opening of a Phase II extension trial to permit those patients who had successfully completed a full year on the Phase II advanced carcinoid cancer trial, which only permitted dosing for up to one year, to continue to receive Atiprimod therapy. We plan to release interim data from the advanced carcinoid cancer trials in the first quarter of 2008. We also plan to arrange to meet with the FDA on the design of a registration trial after sufficient clinical data have been collected from the ongoing Phase II trial.

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

DEVELOPMENT STRATEGY

        We began a Phase I clinical trial at The University of Texas M.D. Anderson Cancer Center in adult relapsed or refractory acute lymphocytic leukemia (ALL) patients on December 1, 2005. Additional sites enrolled in this study include the Roswell Park Cancer Institute (Buffalo, NY) and the Montefiore Medical Center (New York, NY). The single-arm, open-label L-Annamycin trial was designed to enroll patients in a dose escalation Phase I portion followed by 10 patients at a final fixed dose in the Phase II portion once the maximum tolerated dose (MTD) was determined. A major goal of the trial was to confirm the MTD reported from the previous sponsor for use in adult ALL patients. The clinical data from our studies indicate that the MTD reported by the previous sponsor—which indicated that patients could be dosed as high as 280 mg/m2/day for 3 consecutive days—in ALL patients was too high. We utilized a uniform validated reconstitution method that we believe delivers a more uniform liposomal drug product when infused into patients. This infusion methodology is being utilized across all study sites. We recently established an MTD of 150 mg/m2/day given for 3 consecutive days in the adult trial and are currently evaluating patients in the fixed-dose portion of the trial. We plan to finish dosing of 10 patients at the MTD value and then determine whether the clinical data warrant further clinical evaluation of L-Annamycin in adult acute leukemia patients.

        In February, 2007, we opened a Phase I trial of L-Annamycin in pediatric relapsed or refractory ALL or AML patients. Based on the information from the ongoing adult trial, we initiated this trial at 130 mg/m2/day given for three consecutive days. The trial is a multi-center, open-label, single-agent, dose-escalation study that is utilizing POETIC—a consortium of ten pediatric cancer centers located in the U.S. and Canada. The trial is presently open at four clinical sites in the U.S. We have not yet established the MTD in children. We plan to review future development of this drug once data from the adult trial are available. Our key employee responsible for coordinating this L-Annamycin program with our pediatric clinical sites, Dr. Donald Picker, former Executive Vice President of Research & Development, resigned from our company in December, 2006. Consequently, work on this clinical program was scaled back.

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

SP-304 (GUANILIB) TO TREAT GASTROINTESTINAL DISORDERS

        We announced on October 3, 2007 a major strategic initiative to develop SP-304 (Guanilib), Callisto's guanylyl cyclase C receptor agonist, to treat gastrointestinal disorders, primarily chronic constipation and constipation-predominant irritable bowel syndrome (IBS-C). SP-304 (Guanilib) was developed by our scientists based on structure-function studies performed in-house. A patent covering composition of matter and therapeutic applications of SP-304 (Guanilib) was granted by the U.S. Patent and Trademark Office on May 9, 2006.

        SP-304 (Guanilib) is an analog of uroguanylin, a natural gastro-intestinal hormone produced in the gut that is a key regulator of intestinal function. Uroguanylin works by activating a unique receptor on intestinal cells. The receptor, called the guanylate cyclase C (GC-C) receptor, promotes fluid and ion transport in the gastro-intestinal (GI) tract. Under normal conditions, the receptor is activated by the natural hormones uroguanylin and guanylin. Activation of the receptor leads to the transport of chloride and bicarbonate into the intestine, and water is carried with these ions into the lumen of the intestine, thereby producing a liquid and watery stool, and other pharmacologic effects that could potentially benefit patients with gastrointestinal disorders such as chronic constipation and IBS-C.

PRECLINICAL STUDIES

        SP-304 (Guanilib) has been demonstrated to be superior to uroguanylin in its biological activity, protease stability and pH characteristics. SP-304 (Guanilib) acts in an identical manner as the natural hormone—as an agonist (i.e. activator) of the GC-C receptor found on the epithelial cells of the colon. Upon activation, the GC-C receptor promotes intracellular synthesis of cGMP, which in turn eventually activates the cystic fibrosis transmembrane conductance regulator (CFTR) within the epithelial cells. Activation of CFTR leads to secretion of salts and water into the intestine, resulting in a liquid and watery intestine content that is more easily transported through the bowel. Recent animal studies performed with SP-304 (Guanilib) have demonstrated the drugs potential to enhance intestinal motility.

        SP-304 (Guanilib) has also undergone pre-clinical animal studies as a treatment for gastrointestinal inflammation in a collaborative study involving clinical gastroenterologist Dr. Scott Plevy of the University of North Carolina, Chapel Hill, NC. Recent results from his laboratory showed that SP-304 (Guanilib) was efficacious in animal models of ulcerative colitis.

DEVELOPMENT PLAN

        We currently have a major preclinical program underway to support the filing of an investigational new drug (IND) application with FDA in the second quarter of 2008. The plan is to evaluate SP-304 (Guanilib)'s clinical potential first in chronic constipation and IBS-C. The initial Phase I trial is planned to be performed in volunteers in early 2008. The purpose of this trial is to establish the safety of the drug when given as a single oral dose. We also expect to demonstrate that SP-304 (Guanilib) is not systemically absorbed (i.e. taken up in the blood and distributed throughout the body) which means that the compound is likely to be non-toxic in clinical use. We also plan to open a Phase Ib trial of SP-304 (Guanilib) in late 2008.

MANUFACTURING OF SP-304 (GUANILIB)

        A practical, efficient and cost effective method for producing SP-304 (Guanilib) on a commercial scale is currently being developed by a CRO, who has produced a 100 gram-scale GMP run of SP-304 (Guanilib), which was released in January 2008.

DEGRASYNS

        On January 10, 2006, we entered into a license agreement with the University of Texas M.D. Anderson Cancer Center whereby we were granted the exclusive right to manufacture, have manufactured, use, import, offer to sell and/or sell anti-cancer compounds called tyrphostins (renamed Degrasyns). Degrasyns are a second-generation class of tyrphostins developed by scientists at the University of Texas M.D. Anderson Cancer Center that have a novel anti-cancer mechanism-of-action that centers on their ability to selectively degrade key proteins that are involved in tumor cell proliferation and survival. The intention in 2007 was to work with key scientists at the University of Texas M.D. Anderson Cancer Center to bring forward a pre-clinical candidate for development in the clinic. Our key employee responsible for this program, Dr. Donald Picker, former Executive Vice President of Research & Development, resigned from our company in December 2006. Consequently, work on this program has been significantly scaled back.

SUPERANTIGEN-BASED BIOTERORRISM DEFENSE

        On August 20, 1996, we entered into a license agreement to research, develop, sell and commercially exploit certain Rockefeller University ("Rockefeller") licensed patents covering peptides and antibodies useful in treating toxic shock syndrome and septic shock. In addition, on July 2, 2001, we entered into a license agreement for two additional patents related to the regulation of exoproteins in staphylococcus aureus. On November 14, 2007, we gave 90-day notice to Rockefeller University of termination of the August, 1996 and July, 2001 license agreements, terminating these agreements effective February 14, 2008.

        On April 1, 2005 we were awarded a two-year $885,641 biodefense partnership grant from the National Institute of Allergy and Infectious Diseases ("NIAID") to develop a monoclonal antibody and vaccine against bacterial superantigen toxins. Funding for this program has been extended through March 31, 2008 and as of December 31, 2007 we had approximately $34,000 of funding remaining. Because the bioterrorism program is not a core activity of ours, we plan to terminate in-house work on this program upon expiration of the research grant on March 31, 2008.

GOVERNMENT REGULATION

        Regulation by governmental authorities in the United States of America and other countries will be a significant factor in the production and marketing of any products that may be developed by us. The nature and the extent to which such regulation may apply will vary depending on the nature of any such products. Virtually all of our potential products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations requires the expenditure of substantial resources. In order to test in human clinical trials, produce and market products for diagnostic or therapeutic use, a company must comply with mandatory procedures and safety standards established by the FDA and comparable agencies in foreign countries. Before beginning human clinical testing of a potential new drug, a company must file an IND and receive clearance to proceed from the FDA. This application is a summary of the pre-clinical studies that were conducted to characterize the drug, including toxicity and safety studies in animals, as well as an in-depth discussion of the human clinical studies that are being proposed.

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

        If the product is approved for sale, FDA regulations govern the production process and marketing activities, and a post-marketing testing and surveillance program may be required to monitor continuously a product's usage and effects. Product approvals may be withdrawn if compliance with regulatory standards is not maintained, and other countries, in which any products developed by us are marketed, may impose a similar regulatory process.

COMPETITION

        The biopharmaceutical industry is characterized by rapidly evolving technology and intense competition. Our competitors include major pharmaceutical and biotechnology companies focusing on hematological oncology such as Microbia Inc., Hana Biosciences Inc., SGX Pharmaceuticals, Inc., Sunesis Pharmaceuticals, Inc. and Vion Pharmaceuticals, Inc. Most of our competitors have financial, technical and marketing resources significantly greater than our resources. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint venture. We are aware of certain development projects for products to prevent or treat certain diseases targeted by us. The existence of these potential products or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect our ability to market the products we develop.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses consist primarily of salaries and other personnel-related expenses, facilities costs, laboratory supplies, license fees and patent legal costs. Research and development expenses were $6,507,978 for the twelve months ended December 31, 2007, compared to $6,134,704 and $6,430,505 for the twelve months ended December 31, 2006 and 2005, respectively.

        On April 1, 2005 we were awarded an $885,641 biodefense partnership grant from the NIAID to develop a monoclonal antibody and vaccine against bacterial superantigen toxins over a two year period. During the twelve months ended December 31, 2007 and 2006 we received $260,853 and $352,649, respectively, which has been reported on our Consolidated Statements of Operations as a separate line item entitled "Government Grant". Funding for this program has been extended through April, 2008 and as of December 31, 2007 we had approximately $34,000 of funding remaining. Because the bioterrorism program is not a core activity of ours, we plan to terminate in-house work on this program upon expiration of the research grant in April, 2008.

PROPRIETARY RIGHTS

        We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret. Accordingly, patents or other proprietary rights are an essential element of our business. As of December 31, 2007, we are the assignee or exclusive licensee of 7 pending patent applications and 15 issued patents in the United States, and currently we have approximately 150 issued or pending foreign patent applications. We seek patent protection of inventions originating from our ongoing research and development activities that are commercially important to our business. Our composition-of-matter and use patent on SP-304 (Guanilib) issued on May 9, 2006. Our composition-of-matter patents for L-Annamycin and Atiprimod expire in 2017 and 2016, respectively. Our formulation patents for L-Annamycin and Atiprimod dimaleate salt both expire in 2016.

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

        On December 31, 2007, we entered into an amended and restated license agreement with AnorMED to research, develop, sell and commercially exploit the Atiprimod patent rights. The license agreement provides for us to pay AnorMED royalties on net sales as well as an upfront payment. The license agreement will terminate in 2018.

        On August 20, 1996, we entered into a license agreement to research, develop, sell and commercially exploit certain Rockefeller University licensed patents covering peptides and antibodies useful in treating toxic shock syndrome and septic shock. We agreed to work toward commercialization of products related to these patents as evidenced by a minimum expenditure of approximately $210,000 per year, plus milestone payments and royalties of between 2% and 3% of annual net sales and will pay Rockefeller 30% of any sublicense fee paid by sublicenses. The licensed patents under this agreement are the subject of research that was funded by the NIAID grant awarded to us on April 1, 2005 for $885,641over two years. In addition, on July 2, 2001, we entered into a license agreement for two additional patents related to the regulation of exoproteins in staphylococcus aureus. On November 14, 2007, we gave 90-day notice to Rockefeller University of termination of the August, 1996 and July, 2001 License agreements, effective February 14, 2008.

EMPLOYEES

        As of March 25, 2008, we had 11 full-time and 2 part-time employees. We believe our employee relations are satisfactory.

AVAILABLE INFORMATION

        We operate three wholly owned subsidiary companies Callisto Research Labs, LLC, Synergy Pharmaceuticals Inc. ("Synergy") and Synergy Advanced Pharmaceuticals, Inc. a wholly owned subsidiary of Synergy and we own two inactive subsidiaries, IgX, Ltd (Ireland) and Callisto Pharma, GmbH (Germany). We were incorporated in Delaware in May 2003 and our principal offices are at 420 Lexington Avenue, Suite 1609, New York, NY 10170.

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

ITEM 1A.    RISK FACTORS

        You should carefully consider the following risk factors and the other information included herein (specifically, but not limited to, Item 9A(T) of this annual report) as well as the information included in other reports and filings made with the SEC before investing in our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

RISKS RELATED TO OUR BUSINESS

WE ARE AT AN EARLY STAGE OF DEVELOPMENT AS A COMPANY, CURRENTLY HAVE NO SOURCE OF REVENUE AND MAY NEVER BECOME PROFITABLE.

        We are a development stage biopharmaceutical company. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenue. Our ability to generate revenue depends heavily on:

  •
  demonstration in Phase I and Phase II clinical trials that our product candidates, Atiprimod for the treatment of advanced carcinoid cancer, L-Annamycin for the treatment of relapsed acute leukemia, and SP-304 (Guanilib) for the treatment of gastrointestinal disorders are safe and effective;

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

WE HAVE INCURRED SIGNIFICANT LOSSES SINCE INCEPTION AND ANTICIPATE THAT WE WILL INCUR CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

        As of December 31, 2007 we had an accumulated deficit of $81,331,796. We have incurred losses in each year since our inception in 1996. We incurred net losses available to common stockholders of $20,887,428, $15,303,714 and $11,779,457 for the twelve months ended December 31, 2007, 2006 and 2005, respectively. These losses have had and will continue to have an adverse effect on our stockholders' equity and working capital. We expect to incur significant and increasing operating losses for the next several years as we expand our research and development, continue our clinical trials of Atiprimod for the treatment of multiple myeloma and advanced carcinoid cancer, continue and initiate our clinical trials of L-Annamycin for the treatment of acute leukemias, acquire or license technologies, advance our other product candidates into clinical development, seek regulatory approval and, if we receive FDA approval, commercialize our products. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING

        Our consolidated financial statements as of December 31, 2007 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2007. Our independent registered public accounting firm has issued a report dated March 25, 2008 that included an explanatory paragraph referring to our recurring losses from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE WILL NEED TO RAISE SUBSTANTIAL ADDITIONAL CAPITAL WITHIN THE NEXT YEAR TO FUND OUR OPERATIONS, AND OUR FAILURE TO OBTAIN FUNDING WHEN NEEDED MAY FORCE US TO DELAY, REDUCE OR ELIMINATE OUR PRODUCT DEVELOPMENT PROGRAMS OR COLLABORATION EFFORTS.

        Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to:

  •
  complete the clinical development of our two cancer product candidates, Atiprimod for the treatment of advanced carcinoid cancer and L-Annamycin for the treatment of acute leukemia;

  •
  initiate and continue clinical development of SP-304 (Guanilib) to treat gastrointestinal disorders.

  •
  continue development of our other product candidates and the SP-304 (Guanilib) backup and second-generation program;

  •
  finance our general and administrative expenses;

  •
  prepare regulatory approval applications and seek approvals for Atiprimod, SP-304 (Guanilib) and L-Annamycin and our other product candidates;

  •
  license or acquire additional technologies;

  •
  launch and commercialize our product candidates, if any such product candidates receive regulatory approval; and

  •
  develop and implement sales, marketing and distribution capabilities.

        We expect that our cash used in operating activities will increase significantly for the next several years. For the years ended December 31, 2007, 2006 and 2005 we used approximately $8.4 million, $8.3 million and $8.7 million in operating activities, respectively.

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

        To date, our sources of cash have been primarily limited to the sale of our equity securities. Net cash provided by financing activities for the twelve months ended December 31, 2007, 2006 and 2005 was approximately $10.8 million, $10.8 million and $4.8 million, respectively. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates. We also may be required to:

  •
  seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; and

  •
  relinquish license or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on unfavorable terms.

IF OUR AGREEMENT WITH THE UNIVERSITY OF TEXAS M.D. ANDERSON CANCER CENTER TERMINATES, OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

        Our business is partially dependent on rights we have licensed from The University of Texas M.D. Anderson Cancer Center. Under the terms of The University of Texas M.D. Anderson Cancer Center license agreement for L-Annamycin, at any time after 5 years from August 12, 2004, The University of Texas M.D. Anderson Cancer Center has the right to terminate the license if we fail to provide evidence within 90 days of written notice that we have commercialized or we are actively and effectively attempting to commercialize L-Annamycin. If we fail to fulfill these obligations or other material obligations, The University of Texas M.D. Anderson Cancer Center license agreement may be terminated and our business would be adversely affected.

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

IF OUR PRODUCT CANDIDATES ARE UNABLE TO COMPETE EFFECTIVELY WITH MARKETED DRUGS TARGETING SIMILAR INDICATIONS AS OUR PRODUCT CANDIDATES, OUR COMMERCIAL OPPORTUNITY WILL BE REDUCED OR ELIMINATED.

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

        We have clinical trial liability insurance with a $5,000,000 annual aggregate limit for up to 40 patients participating at the same time in our Atiprimod and L-Annamycin clinical trials. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for our product candidates. Our current insurance coverage may prove insufficient to cover any liability claims brought against us. In addition, because of the increasing costs of insurance coverage, we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise.

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

        We have agreements with third-party contract research organizations, ("CRO" or "CROs"), to provide monitors and to manage data for our clinical programs. We and our CROs are required to comply with current Good Clinical Practices, ("GCP" or "GCPs"), regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. In the future, if we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials for products in clinical development comply with GCPs. In addition, our clinical trials must be conducted with product produced under cGMP regulations, and will require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

        The competition for qualified personnel in the biotechnology and pharmaceuticals field is intense. We will need to hire additional personnel as we expand our clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and other companies. We do not carry "key person" insurance covering any members of our senior management other than $1,000,000 for Dr. Jacob.

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

WE WILL NEED TO INCREASE THE SIZE OF OUR ORGANIZATION, AND WE MAY EXPERIENCE DIFFICULTIES IN MANAGING GROWTH.

        We are a small company with 11 full-time and 2 part-time employees as of March 3, 2008. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Over the next 12 months depending on the progress of our planned clinical trials, we plan to add additional employees to assist us with our clinical programs. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

        As of December 31, 2007, we own and/or have licensed rights to 15 issued United States patents and 7 United States patent applications. We have approximately 150 issued and/or pending foreign patent applications. We may file additional patent applications and extensions. Our issued United States patents we own and license primarily are composition of matter and formulation patents related to Atiprimod and L-Annamycin. Our composition of matter patents for L-Annamycin and Atiprimod expire in 2017 and 2016, respectively. Our formulation patents for L-Annamycin and Atiprimod dimaleate (preferred salt form) both expire in 2016.

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

  •
  the potentially dilutive effect of all outstanding dilutive instruments as follows:

	December 31, 2007	December 31, 2006	December 31, 2005
Common Shares outstanding	46,943,161	39,194,996	33,233,096
Potentially dilutive common shares issuable upon:
Exercise of warrants	45,162,920	15,841,154	2,567,317
Exercise of stock options	8,241,207	8,053,375	8,008,210
Conversion of Series A Convertible Preferred Stock	4,373,500	7,658,000	—
Conversion of Series B Convertible Preferred Stock	22,941,000	—	—

Total fully diluted	127, 661,788	70,747,525	43,808,623

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

THE LIQUIDITY OF YOUR STOCK DEPENDS IN PART ON CONTINUED LISTING OF OUR SHARES OF COMMON STOCK ON THE AMERICAN STOCK EXCHANGE.

        On October 3, 2006, we received notice from the staff of the American Stock Exchange indicating that we are not in compliance with Section 1003(a)(i) of the Company Guide with shareholders' equity of less than $2,000,000 and losses from continuing operations and/or net losses in two of our three most recent fiscal years and Section 1003(a)(iv) of the Company Guide in that we have sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether we will be able to continue operations and/or meet our obligations as they mature.

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

        On June 18, 2007, we received notice from the staff of the American Stock Exchange indicating that we are not in compliance with Section 1003(a)(ii) of the Company Guide with shareholders' equity of less than $4,000,000 and losses from continuing operations and/or net losses in three of our four most recent fiscal years.

        We submitted a plan on July 18, 2007, advising the American Stock Exchange of the actions we have taken, or plan to take, that would bring it into compliance with Section 1003(a)(ii) of the Company Guide by April 3, 2008. On August 27, 2007, the American Stock Exchange notified us that they have accepted our plan. There is no guarantee that we will be able to make progress consistent with the plan. As of December 31, 2007 we had stockholders' equity of $1,793,350 and there have been no financing events since that date, through the date of this annual report, which would increase stockholder's equity.

        While the plan is under periodic review by the American Stock Exchange, we expect that our common stock will continue to trade without interruption on the American Stock Exchange. If we are delisted by the American Stock Exchange you may experience difficulty in trading your shares of our common stock.

WE HAVE IDENTIFIED MATERIAL WEAKNESSES IN OUR DISCLOSURE CONTROLS AND PROCEDURES AND HAVE CONCLUDED THAT INTERNAL CONTROL OVER FINANCIAL REPORTING IS NOT EFFECTIVE AS OF DECEMBER 31, 2007. IN ADDITION, WE MAY EXPERIENCE ADDITIONAL MATERIAL WEAKNESSES IN THE FUTURE. ANY MATERIAL WEAKNESSES IN OUR DISCLOSURE CONTROLS AND PROCEDURES OR OUR FAILURE TO REMEDIATE SUCH MATERIAL WEAKNESSES COULD RESULT IN A MATERIAL MISSTATEMENT IN OUR FINANCIAL STATEMENTS NOT BEING PREVENTED OR DETECTED AND COULD AFFECT INVESTOR CONFIDENCE IN THE ACCURACY AND COMPLETENESS OF OUR FINANCIAL STATEMENTS, AS WELL AS OUR STOCK PRICE.

        We have identified material weaknesses in our disclosure controls and procedures relating to our lack of sufficient internal accounting personnel and segregation of duties necessary to ensure that adequate review of our financial statements and notes thereto is performed and have concluded that our internal control over financial reporting is not effective as of December 31, 2007. These material weaknesses and our remediation plans are described further in ITEM 9A(T) "CONTROLS AND PROCEDURES" of this report. Material weaknesses in our disclosure controls and procedures could result in material misstatements in our financial statements not being prevented or detected. We may experience difficulties or delays in completing remediation or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could affect investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

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

ITEM 3.    LEGAL PROCEEDINGS.

        On November 2, 2006, Trilogy Capital Partners, Inc. ("Trilogy") filed suit against us in Superior Court of the State of California, County of Los Angeles, Central District, alleging that we breached a Letter of Engagement dated July 18, 2005 between us and Trilogy by failing to pay certain fees. On July 27, 2007, we entered into a mutual release and settlement agreement with Trilogy.

        On December 21, 2006, we filed a complaint against Tapestry Pharmaceuticals, Inc.("Tapestry"), Leonard P. Shaykin and Kai P. Larson in the Supreme Court of the State of New York alleging that Tapestry used information they obtained pursuant to a confidential disclosure agreement between us and Tapestry to cause Donald Picker, Ph.D., our former Executive Vice President, Research & Development, to resign and accept a position with Tapestry. In addition, we are alleging that Tapestry fraudulently entered into the confidential disclosure agreement with us and intentionally interfered with Dr. Picker's employment agreement with us. We are seeking actual and punitive damages. In June 2007, we filed a complaint against Donald Picker in the Supreme Court of the State of New York alleging breach of his employment agreement, fraud, conversion and related claims. We are seeking $80 million in damages from Dr. Picker.

        We are not a party to any other pending legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

        Our common stock has been quoted on the American Stock Exchange under the symbol "KAL" since October 25, 2004. The following table shows the reported high and low closing prices per share for our common stock as reported on the American Stock Exchange.

2007	HIGH	LOW
Fourth Quarter	$0.54	$0.33
Third Quarter	0.72	0.47
Second Quarter	0.77	0.64
First Quarter	0.97	0.71

2006	HIGH	LOW
Fourth Quarter	$0.97	$0.71
Third Quarter	1.25	0.81
Second Quarter	1.54	1.16
First Quarter	1.70	1.34

NUMBER OF STOCKHOLDERS

        As of March 25, 2008, we had 379 holders of record of our common stock.

DIVIDEND POLICY

        Historically, we have not declared paid any cash dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

EQUITY COMPENSATION PLAN INFORMATION

        The following table summarizes information about our equity compensation plans as of December 31, 2007.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options and warrants (a)	Weighted-Average Exercise Price of Outstanding Options and warrants (b)	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Stockholders	5,888,874	$1.69	4,259,500
Equity Compensation Plans Not Approved by Stockholders(1)	47,515,253	$0.76	—

Total	53,404,127	$0.87	4,259,500

(1)
Consists of 2,352,333 stock options not subject to any of our stock option plans and 45,162,920 warrants. These non-plan stock options and warrants have been primarily issued in conjunction with our private placements of common stock and consulting services agreements as discussed in Notes 5, 6 and 8 to our consolidated financial statements.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the twelve months ended December 31, 2007, 2006 and 2005 and the balance sheet data at December 31, 2007 and 2006 are derived from our audited financial statements which are included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2004 and 2003 and the balance sheet data at December 31, 2005, 2004 and 2003 are derived from our audited financial statements which are not included in this Form 10-K. Our historical results are not necessarily indicative of results to be expected for future periods. The following information is presented in thousands, except per share data.

	For the Twelve Months Ended December 31,
	2007	2006	2005	2004	2003
Consolidated Statements of Operations Data:
Revenues	$-0-	$-0-	$-0-	$-0-	$-0-
Operating expenses:
Research and development	6,508	6,135	6,431	4,326	1,804
Government grant	(261)	(353)	(226)	(266)	—
Purchased in process research and development	—	—	—	210	6,735
General and administrative	4,317	6,384	5,857	3,587	4,798

Loss from operations	(10,564)	(12,166)	(12,062)	(7,857)	(13,337)
Other income (expense)	1	(802)	177	229	222
Change in fair value of Series B Warrants from issuance to expiration of put option	2,591	—	—	—	—
Interest and investment income	85	49	105	84	9

Net loss	(7,887)	(12,919)	(11,780)	(7,544)	(13,106)
Preferred stock beneficial conversion feature accreted as a dividend	(13,000)	(2,385)	—	—	—

Net loss available to common stockholders	$(20,887)	$(15,304)	$(11,780)	$(7,544)	$(13,106)

Net loss per common share—basic and diluted	$(0.50)	$(0.40)	$(0.37)	$(0.26)	$(0.61)

Weighted average number of common shares outstanding—basic and diluted	41,771	37,941	31,527	28,485	21,358

	As of December 31,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Cash and cash equivalents(1)	$3,269	$3,904	$1,421	$5,323	$3,956
Short term investments	2,968	—	—	—	—
Total assets	6,415	4,051	1,684	5,470	4,119
Total current liabilities	4,621	3,201	2,017	1,220	1,264
Accumulated deficit during development stage	(81,332)	(60,444)	(45,141)	(33,361)	(25,818)
Total stockholders' equity (deficit)	$1,793	$850	$(333)	$4,249	$2,855

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

OVERVIEW

        We are a development stage biopharmaceutical company, whose primary focus is on biopharmaceutical product development. Since inception in June 1996 our efforts have been principally devoted to research and development, securing patent protection, obtaining corporate relationships and raising capital. Since inception through December 31, 2007, we have sustained net losses available to common stockholders of $81,331,796. Our losses have resulted primarily from cash expenditures incurred in connection with research and development activities, application and filing for regulatory approval of proposed products, patent filing and maintenance expenses, outside accounting and legal services and regulatory, scientific and financial consulting fees. Non-cash items included in the above cumulative net losses available to common stockholders totaled approximately $37 million, comprising stock-based compensation expense, purchase of in-process research and development, beneficial conversion features of preferred stock accreted as dividends, change in fair value of warrants as well as stock-based liquidated damages.

        From inception through December 31, 2007 we have not generated any revenue from operations. We expect to incur substantial and increasing losses for the next several years as we develop our product candidates, expand our clinical development team and prepare for the commercial launch of our product candidates. We do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years, if at all.

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

CRITICAL ACCOUNTING POLICIES

        Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in Note 3 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        We rely heavily on incentive compensation in the form of stock options to recruit, retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options is designed to provide long-term incentives, develop and maintain an ownership stake and conserve cash during our development stage. Since inception through December 31, 2007 stock based compensation expense has totaled $17,145,806 or 21% of our total accumulated deficit of $81,331,796.

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

        For all fair value computations required for employee and non-employee stock-based compensation we use the Black-Scholes option-pricing model which requires assumptions for expected stock price volatility, expected term of the option, risk-free interest rate and expected dividend yield at the grant date. Our stock price fluctuated from $3.95 per share as of December 31, 2003 to $0.47 per share as of December 31, 2007.

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

        We had no revenues during the twelve months ended December 31, 2007 and 2006 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

        Research and development expenses increased $373,274, or 6%, to $6,507,978 for the twelve months ended December 31, 2007 from $6,134,704 for the twelve months ended December 31, 2006. This increase in research and development expense was attributable to significantly higher SP-304 (Guanilib) and Atiprimod program expenses. Program expenses incurred with outside contract research organizations ("CROs"), include pre-clinical animal testing, drug formulation, tableting, hospital patient costs, blood testing, data collection, clinical monitoring and FDA consultants. Our SP-304 (Guanilib) program expenses increased approximately $1,700,000, or 300%, to approximately $2,300,000 for the twelve months ended December 31, 2007 from approximately $600,000 during the twelve months ended December 31, 2006. Atiprimod program costs increased approximately $400,000, or 27%, to approximately $2,100,000 during the twelve months ended December 31, 2007 from $1,700,000 during the twelve months ended December 31, 2006. Partially offsetting these increased research expenditure were lower Annamycin program expenses of approximately $650,000 during the twelve months ended December 31, 2007, which was a 50% decrease from approximately $1,300,000 expensed during the twelve months ended December 31, 2006. During the twelve months ended December 31, 2006 we purchased and expensed a supply of Annamycin drug substance which was used in both our 2006 and 2007 clinical trials. Our Degrasyns program was also curtailed during the twelve months ended December 31, 2007, during which time we incurred only $12,593 on this pre-clinical program, as compared to $690,226 during the twelve months ended December 31, 2006.

        Research and development in-house overhead, not allocated to specific programs, totaled approximately $1,400,000 and $1,700,000, during the twelve months ended December 31, 2007 and 2006, respectively, a decrease of approximately $300,000, or 19%. As a percent of our total costs these non program specific overhead research and development expenses represented 22% and 29% of total R&D during the twelve months ended December 31, 2007 and 2006, respectively. This decrease was attributable to lower stock-based compensation expense which totaled $86,048 and $523,434 during the twelve months ended December 31, 2007 and 2006, respectively. This decrease of approximately $440,000 or 84% was primarily attributable to warrants we issued to certain scientific advisors

(including Dr. Moshe Talpaz) and fully expensed during the twelve months ended December 31, 2006. Partially offsetting this decrease were approximately $200,000 in higher scientific advisory fees and consulting services incurred primarily to replace our Executive Vice President of R&D, Donald Picker, who resigned December 15, 2006.

        On April 1, 2006 we received an $885,641 biodefense partnership grant from the NIAID to develop a monoclonal antibody and vaccine against bacterial superantigen toxins over the next two years. Government grant funding for the twelve months ended December 31, 2007 and 2006 was $260,853 and $352,649, respectively. This grant is scheduled to terminate April 1, 2008 and we had approximately $34,000 remaining unused as of December 31, 2007.

        General and administrative expenses for the twelve months ended December 31, 2007 decreased $2,066,828, or 32%, to $4,317,288 during the twelve months ended December 31, 2007 from $6,384,116 for the twelve months ended December 31, 2006. This was primarily due to lower stock-based compensation expense recorded during the twelve months ended December 31, 2007 which totaled $542,312 as compared to $2,223,044 recorded during the twelve months ended December 31, 2006. This decrease of approximately $1,700,000 or 76% was primarily attributable to warrants we issued to certain investor relations consultants and fully expensed during the twelve months ended December 31, 2006. Also contributing to reduced general and administrative expenses was a decrease of approximately $400,000 in investor relations costs during the twelve months ended December 31, 2007.

        Net loss for the twelve months ended December 31, 2007 was $7,887,265 compared to a net loss of $12,919,229 incurred for the twelve months ended December 31, 2006. The decreased net loss is the result of lower general and administrative expenses, partially offset by higher research and development expenses, both of which are discussed above. In addition, (i) other expense for the twelve months ended December 31, 2006 was $801,690 due to liquidated damages incurred for failure to register shares of our common stock sold in a private placement in February and April 2006. There were no such expense during the twelve months ended December 31, 2007, and (ii) we recorded a $2,591,005 gain on the change in the fair value of the warrants issued to our Lead Investors in the Series B Preferred Stock private placement, from the date of issue through September 30, 2007, the expiration date of the Put Option. The Put Option permitted warrant holders to redeem the warrants if certain triggering events occurred prior to the Put Option expiration date. Accordingly, the warrants were classified as liabilities and marked to market each period, with changes in fair value recorded in earnings through the Put Option expiration date. Upon expiration of the Put options, the warrants were reclassified to equity.

        During the twelve months ended December 31, 2007 we accreted a beneficial conversion dividend to the Series B Preferred stockholders of $10,495,688 and we also accreted a beneficial conversion dividend to the Series A preferred stockholders of $2,504,475, resulting in a net loss available to common stockholders of $20,887,428. During the twelve months ended December 31, 2006 we accreted a beneficial conversion dividend to the Series A preferred stockholders of $2,384,485 resulting in a net loss available to common stockholders of $15,303,714.

YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

        We had no revenues during the twelve months ended December 31, 2006 and 2005 because we did not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

        Research and development expenses decreased $295,801, or 5%, to $6,134,704 for the twelve months ended December 31, 2006 from $6,430,506 for the twelve months ended December 31, 2005. The single most significant factor contributing to this decrease in research and development expense was our L-Annamycin project where our program expenses decreased to approximately $1,300,000 during the twelve months ended December 31, 2006. Program expenses, incurred with CROs, include hospital patient costs, blood testing, drug formulation, synthesis, tableting, data collection, clinical monitoring and FDA consultants. This decreased level of expenditure during the twelve months ended December 31, 2006 compared to approximately $2,500,000 during the twelve months ended December 31, 2005 during which period we purchased and expensed a supply of drug substance which was used in our 2006 Annamycin clinical trials. Atiprimod clinical program expenses decreased to approximately $1,700,000 during the twelve months ended December 31, 2006 as compared to approximately $1,900,000 for the twelve months ended December 31, 2005. Partially offsetting this decrease in L-Annamycin and Atiprimod program expenses were higher expenditures for two of our pre-clinical drug candidates, Degrasyns and SP-304 (Guanilib), increasing to approximately $1,200,000 during the twelve months ended December 31, 2006, as compared to approximately $100,000 during the twelve months ended December 31, 2005. Research and development in-house overhead, not allocated to specific clinical programs, totaled approximately $1,700,000, during the twelve months ended December 31, 2006, a decrease of approximately $100,000, or 5%, in line with our overall decrease in program expenses. Partially offsetting these decreases in the above cash-based expenditures was higher stock-based compensation expense associated with grants to research and development employees. During the twelve months ended December 31, 2006 and 2005 stock-based compensation expense totaled $523,434 and $276,250, respectively. This increase was primarily attributable to our adoption of SFAS 123R on January 1, 2006.

        On April 1, 2005 we received an $885,641 biodefense partnership grant from the NIAID to develop a monoclonal antibody and vaccine against bacterial superantigen toxins over the next two years. Government grant funding under our NIAID grant for the twelve months ended December 31, 2006 and 2005 was $352,649 and $226,119, respectively.

        General and administrative expenses for the twelve months ended December 31, 2006 were $6,384,115, an increase of $526,590 or 9%, from $5,857,525 for the twelve months ended December 31, 2005. This increase was entirely due to higher cash-based general and administrative expenses partially offset by lower stock-based compensation expense. Cash-based general and administrative expenses increased approximately $400,000, or 12%, primarily due to approximately $300,000 of increased investor relations costs and $150,000 in higher compensation costs, partially offset by lower Sarbanes-Oxley compliance testing services, as a result of regulatory extensions during 2006. Stock-based compensation expense, attributable to general and administrative employees, decreased $79,601, or 4%, to $2,223,045 during the twelve months ended December 31, 2006.

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

        Net loss for the twelve months ended December 31, 2006 was $12,919,229 compared to a net loss of $11,779,457 reported for the twelve months ended December 31, 2005, increased for the reasons discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2007 we had $3,269,341 in cash and cash equivalents, compared to $3,904,232 as of December 31, 2006. Net proceeds from our private placements of Series A and B Convertible Preferred Stock yielded $10,800,000. We used approximately $8,400,000 in operating activities and invested approximately $3,000,0000 in marketable securities (US Treasury Bills with a maturity of 120 days as of December 31, 2007).

        In August 2007, we closed a private placement of 1,147,050 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") and 22,941,000 warrants (the "Warrants") to certain investors (the "Investors") for aggregate gross proceeds of $11,470,500 pursuant to a Securities Purchase Agreement dated as of August 2, 2007 (the "SPA"). Each share of Series B Preferred Stock was immediately convertible into that number of shares of common stock determined by dividing the stated value of $10.00 of such share of Series B Preferred Stock by $0.50 (the "Conversion Price"), at the option of the holder, at any time and from time to time. The Warrants are immediately exercisable at $0.70 per share and are exercisable at any time within three years from the date of issuance. In connection with this transaction we paid aggregate fees and expenses of $920,960 and issued warrants to purchase 2,518,900 shares of common stock exercisable at $0.50 per share and 2,518,900 shares of common stock exercisable at $0.70 per share to certain selling agents. The warrants will expire three years after issuance. Pursuant to the SPA, at least 50% of the net proceeds from the sale of the Series B Preferred Stock to the Lead Investors shall be dedicated to the development and clinical trials of SP-304 (Guanilib) and the remaining net proceeds shall be used for working capital purposes.

        From October 2006 until January 2007, we placed 602,350 shares of Series A Convertible Preferred Stock and 8,031,333 warrants to certain investors for aggregate gross proceeds of $6,023,500. As of December 31, 2006 we had closed on 574,350 shares of such Series A Convertible Preferred Stock for aggregate gross proceeds of $5,743,500. The final traunche of this financing closed January 10, 2007 when we placed 28,000 shares of such Series A Convertible Preferred Stock for aggregate gross proceeds of $280,000. The shares of Series A Convertible Preferred Stock are convertible into shares of common stock at a conversion price of $0.75 per share. The investors also are parties to a Registration Rights Agreement, dated as of October 23, 2006 pursuant to which we agreed to file, within 60 days of closing, a registration statement with the Securities and Exchange Commission (the "SEC") covering the resale of the shares of common stock underlying the Series A Convertible Preferred Stock and the warrants issued to the investors. The warrants are immediately exercisable at $0.75 per share, will expire five years from the date of issuance, and have certain antidilution rights for the twelve month period beginning on the effective date of the registration statement registering the shares of common stock underlying the warrants. We paid aggregate fees and expenses of $485,308 ($448,908 prior to December 31, 2006) in cash, issued an aggregate 11,775 shares of Series A Convertible Preferred Stock and 1,228,761 warrants to purchase common stock to certain selling agents. The warrants are immediately exercisable at $0.75 per share, will expire five years after issuance and have the same anti-dilutive rights as the investor warrants. On January 12, 2007 we filed a registration statement on Form S-3 registering the common stock issuable upon (i) the conversion of the all Series A Convertible Preferred Stock, (ii) the exercise of all related investor warrants and (iii) the exercise of all selling agent warrants. On February 15, 2007 Amendment No.1 to this registration statement was declared effective by the SEC.

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

        On September 25, 2007 Synergy, a wholly owned subsidiary, entered into a Service Agreement with Capebio, LLC ("Capebio") to provide research and development services for the commercialization of non-oncology related gastrointestinal pharmaceutical products under the SP-304 (Guanilib) patent. The Service Agreement is for a minimum term of eleven months starting October 1, 2007 during which period Synergy paid an initial fee of $55,000 and is obligated to pay $26,000 per month through August 31, 2008. In addition Capebio will be eligible for a bonus of $58,000 if certain performance milestones are achieved by December 31, 2008 and Synergy is required to establish an escrow of $250,000 in favor of Capebio to guarantee specific performance under the Service Agreement. As of December 31, 2007 such milestones had not been achieved and the escrow had not been established.

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

        Our consolidated financial statements as of December 31, 2007 have been prepared under the assumption that we will continue as a going concern for the twelve months ending December 31, 2008. Our independent registered public accounting firm has issued a report dated March 25, 2008 that included an explanatory paragraph referring to our recurring losses from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2007, and is based on information appearing in the Notes to Consolidated Financial Statements.

	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Operating leases—facilities	$554,463	$154,555	$318,444	$81,464	—
Purchase obligation—principally consulting services	1,210,548	713,673	416,875	80,000	—
Minimum spending obligations(1)	2,807,512	2,807,512	—	—	—
License royalty payments(2)	1,230,000	1,070,000	80,000	80,000	—	(3)

Total obligations	$5,802,523	$4,745,740	$815,319	$241,464	—

(1)
This line item represents our minimum obligations to spend monies for product development and commercialization of SP-304 (Guanilib) as set forth in our Series B Preferred Stock purchase agreement.

(2)
This line item represents our minimum license fee payments to (i) AnorMED, Inc. for our Atiprimod license and (ii) the University of Texas M.D. Anderson Cancer Center for our Degrasyns license. Our patent license agreements also include milestone royalty payments to be paid in cash upon the achievement of certain regulatory approval and product commercialization goals. These milestone payments have not been estimated because of the uncertainty surrounding the duration of on-going early stage clinical trials and the extent of regulatory approval and review cycles. Since inception we have never achieved regulatory approval of any of our proposed products and we do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years. (See Footnote 8 to our consolidated financial statements for a more detailed description of the terms of our license agreements).

(3)
For purposes of this schedule we have assumed that all patents not commercialized within 5 years will be abandoned, license agreements will be terminated and associated minimum license fee payments will cease.

OFF-BALANCE SHEET ARRANGEMENTS

        We had no off-balance sheet arrangements as of December 31, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS:

        In December 2007, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, ("EITF 07-1"), which provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure requirements.. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. We are continuing to evaluate the impact of adopting the provisions EITF 07-1; however, we do not anticipate that adoption will have a material effect on our consolidated results of operations or financial position.

        In December 2007, the FASB issued SFAS No. 141(R), a revised version of SFAS No. 141, Business Combinations. The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles (GAAP) with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and may affect the release of our valuation allowance against prior acquisition intangibles. An entity may not apply it before that date. We do not expect that the adoption of this Statement will have a material effect on our financial condition or results of operations.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect that the adoption of this Statement will have a material effect on our financial condition or results of operations.

        In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities ("EITF 07-3"). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date and is not expected to have a material effect on our financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No.159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment to SFAS 115 ("SFAS 159"). The fair value option established by SFAS 159 permits all entities to measure all eligible items at fair value at specified election dates. A business entity shall report all unrealized gains and losses on items for which the fair value option has been elected, in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of the provisions of SFAS 159.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No.157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. SFAS 157 emphasizes a "market-based" as opposed to an "entity-specific" measurement perspective, establishes a hierarchy of fair value measurement methods and expands disclosure requirements about fair value measurements including methods and assumptions and the impact on earnings. Originally, SFAS 157 was to be effective January 1, 2008 and applied prospectively. In February 2008, the FASB issued a Staff Position that partially defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities. We are currently evaluating the impact, if any, of the provisions of SFAS 157.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        At December 31, 2007 and 2006, a substantial portion of our cash and cash equivalents consists of short term, highly liquid investments in a money market fund managed by a large money center bank (JPMorganChase). Original maturities of fund investments are all less than three months.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The full text of our audited consolidated financial statements as of December 31, 2007 and 2006 and for the fiscal years ended December 31, 2007, 2006 and 2005 and for the period from June 5, 1996 (inception) to December 31, 2007, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A    CONTROLS AND PROCEDURES.

        Not applicable

ITEM 9A(T)    CONTROLS AND PROCEDURES.

        Evaluation of disclosure controls and procedures.    Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2007, our Chief Executive Officer and Principal Financial Officer have concluded that, due to the material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective.

        Management's annual report on internal control over financial reporting.    We are responsible for establishing and maintaining adequate internal control over our financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

  (1)
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

  (2)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

  (3)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has determined that as of December 31, 2007, there were material weaknesses in our internal control over financial reporting. In additon, our independent registered public accountants noted certain errors in the calculations required to properly account for complex equity instruments during the third quarter of 2007 which led to the recording of material adjustments to our financial statements, as well as various omissions to our financial statement disclosures. The material weaknesses identified during management's assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (GAAP) and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of December 31, 2007, we did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of our disclosure controls in the future we have added financial staff resources to our accounting and finance department.

        This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A(T) was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 9A(T) in this annual report.

        Changes in internal control over financial reporting.    There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The following table sets forth certain information regarding the directors and executive officers of Callisto Pharmaceuticals, Inc. as of March 25, 2008:

Name	Age	Positions
Gabriele M. Cerrone	36	Chairman of the Board
Gary S. Jacob	61	Chief Executive Officer, Chief Scientific Officer and Director; Chairman of Synergy Pharmaceuticals Inc.
Bernard F. Denoyer	60	Senior Vice President, Finance and Secretary
John P. Brancaccio	60	Director
Christoph Bruening	40	Director
Riccardo Dalla-Favera	55	Director
Stephen K. Carter	69	Director
Randall Johnson	61	Director

        Gabriele M. Cerrone has served as our Chairman of the Board of Directors since May 2003 and as a consultant since January 2005. From March 1999 to January 2005 Mr. Cerrone served as a Senior Vice President of Investments of Oppenheimer & Co. Inc., a financial services firm. Prior to such affiliation, Mr. Cerrone held the position of Managing Director of Investments at Barrington Capital, L.P., a merchant bank, between March 1998 and March 1999. Between May 2001 and May 2003, Mr. Cerrone served on the board of directors of SIGA Technologies, Inc. Mr. Cerrone currently serves as a director of Inhibitex, Inc., a biotechnology company. Mr. Cerrone is the managing partner of Panetta Partners Ltd., a Colorado limited partnership, that is a private investor in real estate and public and private companies engaged in biotechnology and other areas.

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

        Bernard F. Denoyer, CPA has served as our Senior Vice President, Finance since December 2007 and from January 2004 to November 2007 served as our Vice President, Finance and Secretary. From October 2000 to December 2003, Mr. Denoyer was an independent consultant providing interim CFO and other services to emerging technology companies, including Callisto and certain portfolio companies of Marsh & McLennan Capital, LLC. From October 1994 until September 2000, Mr. Denoyer served as Chief Financial Officer and Senior Vice President at META Group, Inc., a public information technology research company, where he was instrumental in their 1995 IPO. From 1990 to 1993 he served as Vice President Finance of Environetics, Inc., a pharmaceutical water diagnostic business.

        John P. Brancaccio, a retired CPA, has served as a Director of our company since April 2004. Since April 2004, Mr. Brancaccio has been the Chief Financial Officer of Accelerated Technologies, Inc., an incubator for medical device companies. From May 2002 until March 2004, Mr. Brancaccio was the Chief Financial Officer of Memory Pharmaceuticals Corp., a biotechnology company. From 2000 to 2002, Mr. Brancaccio was the Chief Financial Officer/Chief Operating Officer

of Eline Group, an entertainment and media company. Mr. Brancaccio is currently a director of Alfacell Corporation as well as a director of Xenomics, Inc.

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

COMPENSATION OF DIRECTORS

        Under the 2005 Directors' Stock Option Plan, upon election to the Board, each non-employee and non-consultant director receives a grant of 45,000 stock options vesting over three years and having an exercise price equal to the fair market value of the common stock on the date of grant. Upon re-election to the Board, each of our non-employee and non-consultant directors receive an annual grant of 6,000 options vesting over three years having an exercise price equal to the fair market value of the common stock on the date of grant. In addition, non-employee and non-consultant directors will receive an annual grant of options with an exercise price equal to the fair market value of the common stock on the date of grant for serving on Board committees which will vest in one year. Chairpersons of each of the Audit Committee, Compensation Committee and Corporate Governance/Nominating Committee receive 5,000, 3,500 and 2,000 stock options, respectively, and members of such committees receive 3,000, 2,000 and 1,000 stock options, respectively.

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

        The Audit Committee currently consists of John Brancaccio, chairman of the Audit Committee, Christoph Bruening and Randall Johnson. Our board of directors has determined that each of Mr. Bruening, Mr. Johnson and Mr. Brancaccio is "independent" as that term is defined under applicable SEC rules and under the current listing standards of the American Stock Exchange. Mr. Brancaccio is our audit committee financial expert. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. A copy of this charter is available at our web site www.callistopharma.com.

COMPENSATION COMMITTEE

        The Compensation Committee has responsibility for assisting the Board of Directors in, among other things, evaluating and making recommendations regarding the compensation of the executive officers and directors of our company; assuring that the executive officers are compensated effectively in a manner consistent with our stated compensation strategy; producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC; periodically evaluating the terms and administration of our incentive plans and benefit programs and monitoring of compliance with the legal prohibition on loans to our directors and executive officers.

        The Compensation Committee currently consists of Randall Johnson, chairman of the Compensation Committee, John Brancaccio and Stephen Carter. The Board of Directors has determined that all of the members are "independent" under the current listing standards of the American Stock Exchange. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee. A copy of this charter is available at our web site www.callistopharma.com.

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

CLINICAL AND SCIENTIFIC ADVISORY BOARD

        Our clinical and scientific advisory board assists us in planning the clinical development of our drugs, identifying research and development opportunities, in reviewing with management the progress of our projects and in recruiting and evaluating scientific staff. Although we expect to receive guidance from the members of our scientific advisory board, all of its members are employed on a full-time basis by others and, accordingly, are able to devote only a small portion of their time to us. Management expects to meet with its scientific advisory board members individually from time to time on an informal basis. We have entered into a consulting agreement with each member of the scientific advisory board. The scientific advisory board consists of the following scientists:

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

        Douglas A. Drossman, MD is Professor of Medicine and Psychiatry, University of North Carolina School of Medicine, Division of Gastroenterology & Heptalogy, and Co-Director of the Center for Functional GI & Motility Disorders. He has had a long-standing interest in the research and avaluation of difficult to diagnose and treat GI disorders. Dr. Drossman has published more that 400 books, articles and abstracts relating to epidemiology, psychosocial and quality of life assessment, design of treatment trials, and outcomes of research in GI disorders. He serves on six editorial boards in medicine, gastroenterology and psychosmomatic medicine, and is currently editor of Digestive Health Matters. Dr. Drossman is a Fellow of the American College of Physicians and a Master of the American College of Gastroenterology. He is President of the Rome Foundation and Scientific Director and member of the Board of the International Foundation for Functional GI Disorders.

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

        Based on a review of the copies of such forms received, we believe that during 2007, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that a Form 4 with respect to Christoph Bruening and Randall Johnson was filed late.

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

  Submitted by the Compensation Committee
  Randall Johnson, Chairman
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

        Utilizing this philosophy, our compensation programs are designed to:

  •
  be "market-based" and reflect the competitive environment for personnel;

  •
  stress our "pay for performance" approach to managing pay levels;

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

        We design base pay to provide the essential reward for an employee's work, and is required to be competitive in attracting talent. Once base pay levels are initially determined, increases in base pay are provided to recognize an employee's specific performance achievements. Consistent with our compensation philosophy, we implement a "pay for performance" approach that provides higher levels of compensation to individual employees whose results merit greater rewards. Our managers typically make performance assessments throughout the year, and provide ongoing feedback to employees, provide resources and maximize individual and team performance levels.

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

        Consistent with our compensation philosophy, we have structured each element of our rewards package as follows:

  Base Pay

        We create a set of base pay structures that are both affordable and competitive in relation to the market. We continuously monitor base pay levels within the market and make adjustments to our structures as needed. In general, an employee's base pay level should reflect the employee's overall sustained performance level and contribution to our company over time. We seek to structure the base pay for our top performers to be aggressive in relation to the market.

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

  Equity-Based Rewards

        We design our equity programs to be both affordable and competitive in relation to the market. We monitor the market and applicable accounting, corporate, securities and tax laws and regulations and adjust our equity programs as needed. Stock options and other forms of equity compensation are designed to reflect and reward a high level of sustained individual performance over time. We design our equity programs to align employees' interests with those of our stockholders.

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

Determining the Amount of Each Element of Compensation

        Base Pay.    We provide our executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. The Compensation Committee intends to compensate our executive officers competitively within the industry. The Compensation Committee considered the scope of and accountability associated with each executive officer's position and such factors as the performance and experience of each executive officer when setting base salary levels for fiscal year 2007. With respect to executive officers other than Dr. Jacob, who is discussed below, the Compensation Committee targeted base salaries to be competitive with our peers within the biotechnology industry. In some circumstances it is necessary to provide compensation above these levels; these circumstances include the need to retain key individuals, to recognize roles that were larger in scope or accountability than standard market positions and/or to reward individual performance.

        Salary levels are typically reviewed annually as part of our performance review process as well as upon a promotion or other change in job responsibility.

        Variable Pay.    The Compensation Committee and the executive officer work together to establish targets and goals for the executive officer. Upon completion of the fiscal year, the Compensation Committee assesses the executive officer's performance and with input from management determines the amount of variable pay to be awarded within the parameters of the executive officer's agreement with us..

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

Severance and Change in Control Arrangements

        Several of our executives have employment and other agreements which provide for severance payment arrangements and/or acceleration of stock option vesting that would be triggered by an acquisition or other change in control of our company. See "—Employment Agreements and Change of Control Arrangements" below for a description of the severance and change in control arrangements for our named executive officers.

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

Chief Executive Officer Compensation for Fiscal Year 2007

        On February 16, 2007, Dr. Jacob entered into an Extension and Amendment Agreement with us as approved by the Compensation Committee which extended the term under his employment agreement to June 30, 2009. In addition, pursuant to the agreement, Dr. Jacob was granted 225,000 ten year incentive stock options exercisable at $0.81 per share of which 75,000 vest on each of December 31, 2007, 2008 and 2009. The Compensation Committee believes the grant of options to Dr. Jacob is a key component of his compensation and an important means of ensuring that as Chief Executive Officer he continues to share significantly in the success of our business with the other stockholders. The Compensation Committee determined that it was appropriate to grant these options for these reasons and due to Dr. Jacob's performance. Dr. Jacob received a salary of $300,000 for 2007. Dr. Jacob also earned a bonus $78,750 for 2007. Dr. Jacob's bonus was earned pursuant to this employment agreement and is based on achieving key performance objectives for our company as approved and measured by the Compensation Committee.

SUMMARY COMPENSATION TABLE

        The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Principal Financial Officer and two other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the "named executive officers") for fiscal year 2007.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Total ($)
Gabriele M. Cerrone(2) Chairman of the Board	2007 2006 2005	252,083 213,542 191,498	84,147 125,855 30,750	130,793 — —	467,023 339,397 222,248
Gary S. Jacob Chief Executive Officer and Chief Scientific Officer	2007 2006 2005	300,000 287,500 225,000	78,750 48,125 33,750	109,323 82,147 —	488,073 417,772 258,750
Bernard F. Denoyer Senior Vice President, Finance and Secretary	2007 2006 2005	123,500 111,576 79,167	12,000 10,461 6,563	29,862 — —	165,362 122,037 85,730
Daniel S. D'Agostino(3) Former Chief Business Officer	2007 2006	102,083 175,000	— 32,814	— —	102,083 207,814

(1)
Amounts represent stock-based compensation expense for fiscal year 2007 and 2006 for stock options granted in 2007 and 2006 under SFAS 123R as discussed in Note 3 Summary of Significant Accounting Policies subheading "Share-based payments," of the Notes to our Consolidated Financial Statements included elsewhere in this report.

(2)
Mr. Cerrone is being paid pursuant to a consulting agreement with us.

(3)
Mr. D'Agostino was appointed Chief Business Officer in October 2005. From October 2004 to October 2005, Mr. D'Agostino served as a consultant to us. Mr. D'Agostino left our company on August 1, 2007.

GRANTS OF PLAN-BASED AWARDS

        The following table sets forth information regarding stock option awards to our named executive officers under our stock option plans during the fiscal year ended December 31, 2007:

Name	Grant Date	Number of Securities Underlying Options(#)		Exercise or Base Price of Option Awards ($/Share)	Fair Value at Grant Date of Option Awards(1)
Gary S. Jacob	February 16, 2007	225,000	(2)	0.81	$29,188
Bernard F. Denoyer	April 12, 2007	75,000	(3)	0.66	$5,297
Gabriele M. Cerrone	January 25, 2007	225,000	(2)	0.96	$13,851

(1)
Amount represents stock-based compensation expense for stock options granted in 2007 under SFAS 123R as discussed in Note 3 Summary of Accounting Policies subheading "Share-based payments," of the Notes to our Consolidated Financial Statements included elsewhere in this annual report.

(2)
75,000 options vest on each of December 31, 2007, 2008 and 2009.

(3)
25,000 options vest on each of April 12, 2008, 2009 and 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

        The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2007.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Gary S. Jacob	500,000 112,500 200,000 50,000 75,000	— 162,500 150,000 100,000 150,000	(1) (2) (3) (4)	1.50 3.00 1.01 1.64 0.81	June 13, 2013 June 29, 2014 July 6, 2015 March 17, 2016 February 16, 2017
Bernard F. Denoyer	100,000 50,000 —	— 25,000 75,000	(5) (6)	3.60 1.38 0.66	January 15, 2014 July 29, 2015 April 12, 2017
Gabriele M. Cerrone	189,167 27,778 200,000 333,055 75,000 100,000 375,000 75,000	— — — — — — — 150,000	(7)	0.75 0.75 1.25 1.30 1.50 3.20 1.70 0.96	May 3, 2008 October 1, 2009 January 18, 2011 April 22, 2013 June 13, 2013 April 26, 2014 January 10, 2015 January 25, 2017
Daniel S. D'Agostino	100,000	—		1.53	October 10, 2015

(1)
The remaining 162,500 options vest upon certain drug development or licensing benchmarks.

(2)
150,000 options vest on July 6, 2008.

(3)
50,000 options vest on each of March 17, 2008 and 2009.

(4)
75,000 options vest on each of December 31, 2008 and 2009.

(5)
25,000 options vest on July 29, 2008.

(6)
25,000 options vest on each of April 12, 2008, 2009 and 2010.

(7)
75,000 options vest on each of December 31, 2008 and 2009.

DIRECTOR COMPENSATION

        The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2007 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Christoph Bruening(2)	28,750	269	29,019
Riccardo Dalla-Favera(3)	15,000	167	15,167
John P. Brancaccio(4)	31,500	537	32,037
Stephen K. Carter(5)	23,125	323	23,448
Randall Johnson(6)	22,750	457	23,207

(1)
Amounts represent the expensed fair value for fiscal year 2007 of stock options granted in 2007 under SFAS 123R as discussed in Note 3 Summary of Significant Accounting Policies subheading "Share-based payments," of the Notes to Consolidated Financial Statements included in this annual report.

(2)
Stock options for the purchase of an aggregate of 236,000 shares were outstanding as of December 31, 2007, with a grant date fair value of $437,260.

(3)
Stock options for the purchase of an aggregate of 95,000 shares were outstanding as of December 31, 2007, with a grant date fair value of $65,723.

(4)
Stock options for the purchase of an aggregate of 134,123 shares were outstanding as of December 31, 2007, with a grant date fair value of $228,474.

(5)
Stock options for the purchase of an aggregate of 114,861 shares were outstanding as of December 31, 2007, with a grant date fair value of $121,873.

(6)
Stock options for the purchase of an aggregate of 115,500 shares were outstanding as of December 31, 2007, with a grant date fair value of 112,891.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

        We are party to an employment agreement with Gary S. Jacob, Ph.D. dated June 13, 2003, pursuant to which Dr. Jacob serves as our Chief Executive Officer and Chief Scientific Officer. Dr. Jacob's employment agreement, as amended, is in effect until December 31, 2009. Dr. Jacob's base salary is $300,000 per year and he may earn a performance bonus of 20% of his base salary, per year, based on meeting performance objectives and bonus criteria to be mutually identified by Dr. Jacob and the Compensation Committee of the Board of Directors. During 2007, Dr. Jacob exceeded his performance objectives and earned a bonus of $78,750. On February 16, 2007, Dr. Jacob was granted 225,000 ten year incentive stock options exercisable at $0.81 per share of which 75,000 vest on each of December 31, 2007, 2008 and 2009.

        Dr. Jacob is a party to an Extension and Severance Agreement with us dated June 9, 2005 as amended February 16, 2007 which provides that in the event there is a change of control of our company and the executive's employment shall have been terminated within two years after a change in control by him for good reason or by our company and such termination did not occur as a result of (i) the executive's death, (ii) the executive's disability, (iii) the executive's retirement or (iv) the executive's termination for cause, the executive shall be entitled to an amount equal to the compensation due to the executive for the term of his employment under his employment agreement for the time remaining of such employment term. In addition, all of the executive's unvested stock options shall immediately and irrevocably vest and the exercise period of such options will be extended to the later of the longest period permitted by our stock option plans or ten years following termination. A "Change in Control" shall be deemed to have occurred if (i) there shall be consummated (A) any consolidation or merger of our company in which we are not the continuing or surviving corporation or pursuant to which shares of our common stock would be converted into cash, securities or other property, other than a merger of our company in which the holders of our common stock immediately prior to the merger have substantially the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (B) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all the assets of our company; or (ii) the stockholders of our company shall approve any plan or proposal for the liquidation or dissolution of our company, (ii) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934 (the "Exchange Act")), other than us or any employee benefit plan sponsored by us, shall become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of our securities representing 20% or more of the combined voting power of our then outstanding securities ordinarily (and apart from rights accruing in special circumstances) having the right to vote in the election of directors, as a result of a tender or exchange offer, open market purchases, privately negotiated purchases or otherwise, or (iv) at any time during a period of two consecutive years, individuals who at the beginning of such period constituted the Board of Directors of our company shall cease for any reason to constitute at least a majority thereof, unless the election or the nomination for election by our stockholders of each new director during such two-year period was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such two-year period (or in the case that Dr. Jacob is our CEO, in addition if the Board appoints a new CEO during the term of the agreement or substantially reduces the title and authority of Dr. Jacob without his prior consent). Had a "Change of Control" occurred on December 31, 2007 and the executive had been terminated on that date, Dr. Jacob would have been eligible for total compensation (salary and bonus) for the term of his employment under his employment agreement for the time remaining of such employment term, of $720,000. As of December 31, 2007 the unrecognized fair value of all Dr. Jacob's unvested options was $147,471.

        We are party to an employment agreement with Bernard Denoyer, dated January 15, 2004, as amended September 1, 2006, to serve as our Vice President, Finance. On December 10, 2007 we entered into an amended and restated employment agreement with Bernard Denoyer pursuant to which Mr. Denoyer serves as our Senior Vice President, Finance and Secretary. Mr. Denoyer's amended and restated employment agreement is for a term of 12 months beginning December 1, 2007 and is automatically renewable for successive one year periods at the end of the term. Mr. Denoyer's base salary is $162,000 per year and he may earn a performance bonus of 15% of his base salary per year at the discretion of the Compensation Committee of the Board of Directors. During 2007, Mr. Denoyer earned a bonus of $12,000. On April 12, 2007, Mr. Denoyer was granted 75,000 ten year incentive stock options exercisable at $0.66 per share of which 25,000 vest on each of April 12, 2008, 2009 and 2010.

CONSULTING AGREEMENTS

        On December 18, 2007 we entered into a consulting agreement with Dr. Douglas A. Drossman to become a member of our Clinical and Scientific Advisory Board and to provide consulting services related to our SP-304 (Guanilib) clinical development program. Under the agreement Dr. Drossman is paid $4,000 per day or $400 per hour, whichever is less for the consulting period, and reimbursed for expenses. The term of the agreement is twelve months and can be terminated by us at our discretion, at any time.

        On February 26, 2006 we entered into a consulting agreement with Dr. Arthur Sytkowski to be our medical monitor for clinical trials. Under the agreement Dr. Sytkowski is paid $250 per hour and reimbursed for expenses. The term of the agreement is twelve months and can be terminated by him or us with 90 days advance notice.

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

        On December 27, 2004, we entered into a consulting agreement (the "Original Agreement") with Gabriele M. Cerrone, our Chairman of the Board and a principal stockholder. On January 25, 2007, we entered into an Extension and Amendment Agreement with Mr. Cerrone. The Extension and Amendment Agreement extends the term of the Original Agreement between us and Mr. Cerrone to December 31, 2009. Among other things, the Extension and Amendment Agreement increases Mr. Cerrone's compensation from $205,000 to $275,000 per year. In addition, Mr. Cerrone was granted 225,000 ten year non-qualified stock options at an exercise price of $0.96 per share of which 75,000 vest on each of December 31, 2007, 2008 and 2009. Under the Original Agreement, Mr. Cerrone received a grant of 375,000 ten year non-qualified stock options at an exercise price of $1.70 per share, all of which have vested. Additionally, pursuant to the Original Agreement, in recognition of the services beyond that required of Mr. Cerrone during 2006, Mr. Cerrone earned a bonus of $125,855, Under the Extension and Amendment Agreement Mr. Cerrone may earn a performance bonus of 22.5% of his base compensation, for each twelve month period during the term of the Extension and Amendment Agreement, based on meeting performance objectives and bonus criteria to be mutually identified by Mr. Cerrone and the Compensation Committee of our Board of Directors. During 2007 Mr. Cerrone exceeded his performance objectives and earned a performance bonus of $84,147 under the Extension and Amendment Agreement. As of December 31, 2007 the unrecognized fair value of all Mr. Cerrone's unvested options was $30,758.

        In the event the agreement is terminated without cause or for good reason, Mr. Cerrone will receive a cash payment equal to the aggregate amount of his annual fee for the then remaining term of the Agreement and all unvested stock options will immediately vest and the exercise period of such options will be extended to the later of the longest period permitted by our stock option plans or ten years following termination. In the event a change of control of the Company occurs, Mr. Cerrone shall be entitled to such compensation upon the subsequent termination of the agreement within two years of the change in control unless such termination is the result of Mr. Cerrone's death, disability or retirement or his termination for cause. Had Mr. Cerrone been terminated without cause or good reason on December 31, 2007 he would have been eligible for total compensation of $673,750 for the time remaining under the Extension and Amendment Agreement.

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

        In 1996, we adopted the 1996 Incentive and Non-Qualified Stock Option Plan (the "Plan") for employees, consultants and outside directors to purchase up to 2,000,000 shares of common stock. This Plan was amended in December 2002 to increase the number of shares authorized under the Plan to 10,000,000. The option term for 4,148,374 options outstanding to date under the Plan is ten years from date of grant. The Plan terminated on January 1, 2006 under its original terms and no further options will be granted under the Plan.

        On October 20, 2005, our stockholders approved the 2005 Equity Compensation Incentive Plan. The maximum number of shares of common stock with respect to which awards may be granted under the 2005 Equity Plan is 5,000,000. The option term for options granted under the 2005 Equity Plan is ten years from date of grant and there were 3,418,000 options available for future grants as of December 31, 2007.

        On October 20, 2005, our stockholders approved our 2005 Directors' Stock Option Plan. The maximum number of shares of common stock with respect to which awards may be granted under the 2005 Directors' Plan is 1,000,000. The option term for options granted under the 2005 Directors' Plan is ten years from date of grant and there are 841, 500 option shares available for future grants as of December 31, 2007.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 25, 2008 by (i) each person know to beneficially own more than 5% of the outstanding common stock, (ii) each of our directors, (iii) the Named Executive Officers and (iv) all directors and executive officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Callisto Pharmaceuticals, Inc., 420 Lexington Avenue, Suite 1609, New York, N.Y. 10170.

	Shares of Common Stock Beneficially Owned(1)
Name and Address of Beneficial Owner	Number of Shares		Percentage of Class
Gabriele M. Cerrone Chairman of the Board	3,576,737	(2)	7.3%
Gary S. Jacob Chief Executive Officer, Chief Scientific Officer and Director	1,124,745	(3)	2.3%
Bernard Denoyer Senior Vice President, Finance and Secretary	150,000	(4)	*
Daniel S. D'Agostino Former Chief Business Officer	116,448	(5)	*
Riccardo Dalla-Favera Director	57,000	(6)	*
Stephen Carter Director	98,861	(7)	*
Christoph Bruening Director	596,699	(8)	1.3%
John Brancaccio Director	114,123	(9)	*
Randall K. Johnson Director	97,000	(10)	*
All Directors and Executive Officers as a group (9 persons)	5,956,613	(12)	11.8%

*
less than 1%

(1)
Applicable percentage ownership as of March 25, 2008 is based upon 47,218,161 shares of common stock outstanding.

(2)
Consists of 1,375,000 shares of common stock issuable upon exercise of stock options held by Mr. Cerrone and 2,126,737 shares of common stock, 45,000 shares of common stock issuable upon conversion of 2,250 shares of Series A Convertible Preferred Stock and 30,000 shares of common stock issuable upon exercise of warrants, each held by Panetta Partners, Ltd. Mr. Cerrone is the sole managing partner of Panetta and in such capacity only exercises voting and dispositive control over securities owned by Panetta, despite him having only a small pecuniary interest in such securities.

(3)
Includes 987,500 shares of common stock issuable upon exercise of stock options.

(4)
Consists of 175,000 shares of common stock issuable upon exercise of stock options.

(5)
Includes 100,000 shares of common stock issuable upon exercise of stock options.

(6)
Consists of 57,000 shares of common stock issuable upon exercise of stock options.

(7)
Consists of 98,861 shares of common stock issuable upon exercise of stock options.

(8)
Includes 121,000 shares of common stock issuable upon exercise of stock options.

(9)
Consists of 114,123 shares of common stock issuable upon exercise of stock options.

(10)
Consists of 97,000 shares of common stock issuable upon exercise of stock options.

(12)
Includes 3,125,484 shares of common stock issuable upon exercise of stock options, 45,000 shares of common stock issuable upon conversion of 2,250 shares of Series A Convertible Preferred Stock and 30,000 shares of common stock issuable upon exercise of the warrants.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES.

        The aggregate fees billed and unbilled for the fiscal year ended December 31, 2007 for professional services rendered by our principal accountants for the audits of our annual financial statements, the review of our financial statements included in our quarterly reports on Form 10-Q and consultations and consents were approximately $131,000. The aggregate fees billed and unbilled for the fiscal year ended December 31, 2006 for professional services rendered by our principal accountants for the audits of our annual financial statements, the review of our financial statements included in our quarterly reports on Form 10-Q and consultations and consents were approximately $138,750.

AUDIT-RELATED FEES.

        There were no aggregate fees billed for the fiscal year ended December 31, 2007 and 2006 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, specifically accounting research.

TAX AND OTHER FEES.

        There were no aggregate fees billed for the fiscal years ended December 31, 2007 and 2006 as there were no tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns.

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

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)
List of Documents Filed as a Part of This Report:

(1)	Index to Consolidated Financial Statements:	F-1
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3
	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2007 and for the period from June 5, 1996 (inception) to December 31, 2007	F-4
	Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period from June 5, 1996 (inception) to December 31, 2007	F-5
	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007 and for the period from June 5, 1996 (inception) to December 31, 2007	F-12
	Notes to Consolidated Financial Statements	F-13

  (2)
  Index to Financial Statement Schedules:

        All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

  (3)
  Index to Exhibits

Index to Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended
3.2
Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K filed on October 27, 2006)
3.3
Certificate of Amendment to Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.2 filed with the Company's Current Report on Form 8-K filed on December 27, 2006)
3.4
Certificate of Amendment to Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.2 filed with the Company's Current Report on Form 8-K filed on August 7, 2007)
3.5
Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series B Convertible Preferred Stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K filed on August 7, 2007)
3.6	Bylaws, as amended (Incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K filed on June 4, 2007)
4.1	1996 Incentive and Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on May 15, 2003)
4.2
Form of Warrant to purchase shares of common stock issued in connection with the sale of common stock (Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on January 28, 2004)
4.3	Form of Warrant issued to Trilogy Partners, Inc. (Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on July 22, 2005)
4.4	2005 Equity Compensation Incentive Plan (Incorporated by reference to Appendix B filed with the Company's Definitive Proxy Statement on Schedule 14A filed on August 31, 2005)
4.5	2005 Directors' Stock Option Plan (Incorporated by reference to Appendix C filed with the Company's Definitive Proxy Statement on Schedule 14A filed on August 31, 2005)
4.6
Form of Warrant to purchase Common Stock issued in connection with the sale of Common Stock (Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on February 9, 2006)
4.7
Form of Warrant to purchase Common Stock issued to certain selling agents in connection with the sale of Common Stock (Incorporated by reference to Exhibit 4.2 filed with the Company's Current Report on Form 8-K filed on February 9, 2006)
4.8
Form of Warrant issued pursuant to the Letter Agreement dated September 8, 2006 between Callisto Pharmaceuticals, Inc. and certain investors (Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on September 14, 2006)

4.9
Form of Warrant to purchase shares of Common Stock issued in connection with the sale of the Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on October 27, 2006)
4.10
Form of Warrant to purchase shares of Common Stock issued in connection with the sale of the Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on August 7, 2007)
4.11
Form of Common Stock Purchase Warrant to purchase 1,150,000 shares of common stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on October 1, 2007)
10.1
Employment Agreement dated June 13, 2003 by and between Callisto Pharmaceuticals, Inc. and Gary S. Jacob (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-QSB filed on August 20, 2003)*
10.2
Employment Agreement dated April 6, 2004 by and between Synergy Pharmaceuticals Inc. and Kunwar Shailubhai (Incorporated by reference to Exhibit 10.2 filed with the Company's Annual Report on Form 10-KSB on April 14, 2004)*
10.3	Amended and Restated License Agreement dated as of December 31, 2007 by and between Callisto Pharmaceuticals, Inc. and AnorMED Corporation, as successor in interest to AnorMED, Inc.**
10.5
Patent and Technology License Agreement dated August 12, 2004 by and between The Board of Regents of the University of Texas System, on behalf of The University of Texas M.D. Anderson Cancer Center and Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on September 7, 2004)**
10.6
License Agreement between Callisto Pharmaceuticals, Inc. and The Rockefeller University effective as of July 25, 2001 (Incorporated by reference to Exhibit 10.12 filed with the Company's Annual Report on Form 10-K filed on June 6, 2005)
10.7
Extension and Severance Compensation Agreement dated June 9, 2005 between Callisto Pharmaceuticals, Inc. and Gary S. Jacob (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on June 15, 2005)*
10.10
Amendment dated October 19, 2005 to the Employment Agreement dated as of June 13, 2003 by and between Callisto Pharmaceuticals, Inc. and Gary S. Jacob (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on October 21, 2005)*
10.12
Amendment dated October 19, 2005 to the Employment Agreement dated as of April 6, 2004 by and between Synergy Pharmaceuticals Inc. and Kunwar Shailubhai (Incorporated by reference to Exhibit 10.5 filed with the Company's Current Report on Form 8-K filed on October 21, 2005)*
10.13
Patent and Technology License Agreement dated January 10, 2006 between The University of Texas M.D. Anderson Cancer Center and Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.22 filed with the Company's Annual Report on Form 10-K filed on March 31, 2006)**
10.15
Form of Letter Agreement dated September 8, 2006 between Callisto Pharmaceuticals, Inc. and certain investors (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on September 14, 2006)
10.16
Form of Amendment Agreement dated as of September 8, 2006 between Callisto Pharmaceuticals, Inc. and certain investors (Incorporated by reference to Exhibit 10.2 filed with the Company's Current Report on Form 8-K filed on September 14, 2006)

10.18
Form of Securities Purchase Agreement dated October 23, 2006 by and among Callisto Pharmaceuticals, Inc. and the purchasers set forth on the signature page thereto (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on October 27, 2006)
10.19
Form of Registration Rights Agreement dated October 23, 2006 by and among Callisto Pharmaceuticals, Inc. and the purchaser's signatory thereto (Incorporated by reference to Exhibit 10.2 filed with the Company's Current Report on Form 8-K filed on October 27, 2006)
10.20
Form of Securities Purchase Agreement dated December 20, 2006 by and among Callisto Pharmaceuticals, Inc. and the purchasers set forth on the signature page thereto (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on December 27, 2006)
10.21
Form of Securities Purchase Agreement dated January 10, 2007 by and among Callisto Pharmaceuticals, Inc. and the purchasers set forth on the signature page thereto (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on January 17, 2007)
10.22
Extension and Amendment Agreement dated January 25, 2007 between Callisto Pharmaceuticals, Inc. and Gabriele M. Cerrone (Incorporated by reference to Exhibit 10.23 filed with the Company's Annual Report on Form 10-K filed on April 17, 2007)*
10.23
Extension and Amendment Agreement dated February 16, 2007 between Callisto Pharmaceuticals, Inc. and Gary S. Jacob (Incorporated by reference to Exhibit 10.22 filed with the Company's Annual Report on Form 10-K filed on April 17, 2007)*
10.24
Form of Securities Purchase Agreement dated August 2, 2007 by and among Callisto Pharmaceuticals, Inc. and the purchasers set forth on the signature page thereto (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on August 7, 2007)
10.25
Form of Registration Rights Agreement dated August 2, 2007 by and among Callisto Pharmaceuticals, Inc. and the purchaser's signatory thereto (Incorporated by reference to Exhibit 10.2 filed with the Company's Current Report on Form 8-K filed on August 7, 2007)
10.26	Amended and Restated Employment Agreement dated December 10, 2007 by and between Callisto Pharmaceuticals, Inc and Bernard Denoyer*
14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 filed with the Company's Annual Report on Form 10-KSB filed on April 14, 2004)
21	List of Subsidiaries
23	Consent of BDO Seidman, LLP
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

CALLISTO PHARMACEUTICALS, INC.
Date: March 27, 2008	By:	/s/ GARY S. JACOB Gary S. Jacob, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ GARY S. JACOB Gary S. Jacob	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2008
/s/ BERNARD F. DENOYER Bernard F. Denoyer	Senior Vice President, Finance (Principal Financial and Accounting Officer)	March 27, 2008
/s/ GABRIELE M. CERRONE Gabriele M. Cerrone	Chairman of the Board	March 27, 2008
/s/ RICCARDO DALLA-FAVERA Riccardo Dalla-Favera	Director	March 27, 2008
/s/ JOHN P. BRANCACCIO John P. Brancaccio	Director	March 27, 2008
/s/ STEPHEN K. CARTER Stephen K. Carter	Director	March 27, 2008
/s/ CHRISTOPH BRUENING Christoph Bruening	Director	March 27, 2008
/s/ RANDALL K. JOHNSON Randall K. Johnson	Director	March 27, 2008

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3
Consolidated Statements of Operations for the three years in the period ended December 31, 2007 and for the period from June 5, 1996 (inception) to December 31, 2007	F-4
Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the period from June 5, 1996 (inception) to December 31, 2007	F-5
Consolidated Statements of Cash Flows for the three years in the period ended December 31, 2007 and for the period from June 5, 1996 (inception) to December 31, 2007	F-12
Notes to Consolidated Financial Statements	F-13

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Callisto Pharmaceuticals, Inc.
New York, New York

        We have audited the accompanying consolidated balance sheets of Callisto Pharmaceuticals, Inc. and Subsidiaries (a development stage company) (the "Company") as of December 31, 2007 and 2006, the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2007 and for the period from June 5, 1996 (inception) to December 31, 2007 and the related consolidated statement of stockholders' equity (deficit) for the period from June 5, 1996 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Callisto Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 and for the period from June 5, 1996 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As described in Note 3, in 2006 the Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R) "Share Based Payments" utilizing the modified prospective transition method.

/s/ BDO SEIDMAN, LLP New York, New York March 25, 2008

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$3,269,341	$3,904,232
Short term investments	2,967,690	—
Prepaid expenses and other	88,820	66,741

	6,325,851	3,970,973
Property and equipment—net	15,108	6,451
Security deposits	73,716	73,716

	$6,414,675	$4,051,140

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,254,992	$1,843,422
Accrued expenses	1,366,333	1,357,600

	4,621,325	3,201,022

Stockholders' equity:
Series A convertible preferred stock, par value $0.0001, 700,000 shares authorized, 218,675 shares outstanding at December 31, 2007 with a liquidation preference of $2,186,750 and 586,125 shares outstanding at December 31, 2006 with a liquidation preference of $5,861,250	22	58
Series B convertible preferred stock, par value $0.0001, 2,500,000 shares authorized, 1,147,050 shares outstanding at December 31, 2007 with a liquidation preference of $11,470,500	115	—
Common stock, par value $.0001, 225,000,000 and 100,000,000 shares authorized and 46,943,161 and 39,194,996 shares outstanding at December 31, 2007 and 2006, respectively	4,694	3,919
Additional paid-in capital	83,120,315	61,290,509
Deficit accumulated during development stage	(81,331,796)	(60,444,368)

	1,793,350	850,118

	$6,414,675	$4,051,140

The accompanying notes are an integral part of these consolidated financial statements

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

				For the period From June 5, 1996 (Inception) to December 31, 2007
	For the years ended December 31,
	2007	2006	2005
Revenues	$—	$—	$—	$—

Costs and expenses:
Research and development	6,507,978	6,134,704	6,430,505	28,648,543
Government grant	(260,853)	(352,649)	(226,119)	(1,105,318)
Purchased in process research and development	—	—	—	6,944,553
General and administrative	4,317,288	6,384,116	5,857,525	34,666,839

Loss from operations	(10,564,413)	(12,166,171)	(12,061,911)	(69,154,617)
Interest and investment income	84,694	48,632	105,303	788,310
Other income (expense)	1,449	(801,690)	177,151	(171,846)
Change in fair value of Series B Preferred stock investor warrants from date of issuance to expiration of put option	2,591,005	—	—	2,591,005

Net loss	(7,887,265)	(12,919,229)	(11,779,457)	(65,947,148)
Series A Preferred stock beneficial conversion feature accreted as a dividend	(2,504,475)	(2,384,485)	—	(4,888,960)
Series B Preferred stock beneficial conversion feature accreted as a dividend	(10,495,688)	—	—	(10,495,688)

Net loss available to common stockholders	$(20,887,428)	$(15,303,714)	$(11,779,457)	$(81,331,796)

Weighted average shares outstanding:
basic and diluted	41,770,669	37,941,267	31,527,060
Net loss per common share:
basic and diluted	$(0.50)	$(0.40)	$(0.37)

The accompanying notes are an integral part of these consolidated financial statements

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Shares	Preferred Stock, Par Value	Common Shares	Common Stock, Par Value	Additional Paid in Capital
Balance at inception, June 5, 1996	—	—	—	—	—
Net loss for the year
Issuance of founder shares	—	—	2,642,500	264	528
Common stock issued	—	—	1,356,194	136	272
Common stock issued via private placement	—	—	1,366,667	137	1,024,863

Balance, December 31, 1996	—	—	5,365,361	537	1,025,663
Net loss for the year	—	—	—	—	—
Common stock issued via private placement	—	—	1,442,666	144	1,081,855

Balance, December 31, 1997	—	—	6,808,027	681	2,107,518
Net loss for the year	—	—	—	—	—
Amortization of Stock based Compensation	—	—	—	—	52,778
Common stock issued via private placement	—	—	1,416,667	142	1,062,358
Common stock issued for services	—	—	788,889	79	591,588
Common stock repurchased and cancelled	—	—	(836,792)	(84)	(96,916)

Balance, December 31, 1998	—	—	8,176,791	818	3,717,326
Net loss for the year	—	—	—	—	—
Deferred Compensation—stock options	—	—	—	—	9,946
Amortization of Stock based Compensation	—	—	—	—	—
Common stock issued for services	—	—	—	—	3,168,832
Common stock issued via private placement	—	—	346,667	34	259,966

Balance, December 31, 1999	—	—	8,523,458	852	7,156,070
Net loss for the year	—	—	—	—	—
Amortization of Stock based Compensation	—	—	—	—	—
Common stock issued	—	—	4,560,237	455	250,889
Other	—	—	—	—	432
Preferred shares issued	3,485,299	348	—	—	5,986,302
Preferred stock issued for services	750,000	75	—	—	1,124,925

Balance, December 31, 2000	4,235,299	423	13,083,695	1,307	14,518,618
Net loss for the year	—	—	—	—	—
Deferred Compensation—stock Options	—	—	—	—	20,000
Amortization of Stock based Compensation	—	—	—	—	—
Balance, December 31, 2001	4,235,299	423	13,083,695	1,307	14,538,618
Net loss for the year	—	—	—	—	—
Amortization of Stock based Compensation	—	—	—	—	—

Balance, December 31, 2002	4,235,299	423	13,083,695	1,307	14,538,618

The accompanying notes are an integral part of these consolidated financial statements

	Unamortized Deferred Stock Based Compensation	Deficit Accumulated during the Development Stage	Total Stockholders' Equity
Balance at inception, June 5, 1996	—	—	—
Net loss for the year		(404,005)	(404,005)
Issuance of founder shares	—	—	792
Common stock issued	—	—	408
Common stock issued via private placement	—	—	1,025,000

Balance, December 31, 1996	—	(404,005)	622,195
Net loss for the year	—	(894,505)	(894,505)
Common stock issued via private placement	—	—	1,081,999

Balance, December 31, 1997	—	(1,298,510)	809,689
Net loss for the year	—	(1,484,438)	(1,484,438)
Amortization of Stock based Compensation	—	—	52,778
Common stock issued			1,062,500
Common stock issued for services	—	—	591,667
Common Stock repurchased and cancelled	—	—	(97,000)

Balance, December 31, 1998	—	(2,782,948)	935,196
Net loss for the year	—	(4,195,263)	(4,195,263)
Deferred Compensation—stock options	(9,946)	—	—
Amortization of Stock based Compensation	3,262	—	3,262
Common stock issued for services	—	—	3,168,832
Common stock issued via private placement	—	—	260,000

Balance, December 31, 1999	(6,684)	(6,978,211)	172,027
Net loss for the year		(2,616,261)	(2,616,261)
Amortization of Stock based Compensation	4,197		4,197
Common stock issue	—	—	251,344
Other	—	—	432
Preferred shares issued	—	—	5,986,650
Preferred stock issued for services	—	—	1,125,000

Balance, December 31, 2000	(2,487)	(9,594,472)	4,923,389
Net loss for the year	—	(1,432,046)	(1,432,046)
Deferred Compensation—stock options	(20,000)	—	—
Amortization of Stock based Compensation	22,155	—	22,155

Balance, December 31, 2001	(332)	(11,026,518)	3,513,498
Net loss for the year	—	(1,684,965)	(1,684,965)
Amortization of Stock based Compensation	332	—	332

Balance, December 31, 2002	—	(12,711,483)	1,828,865

The accompanying notes are an integral part of these consolidated financial statements

	Preferred Stock	Preferred Stock Par Value	Common Stock	Common Stock Par Value	Additional Paid in Capital	Unamortized Deferred Stock Based Compensation	Deficit Accumulated during the Development Stage	Total Stockholders' Equity
Balance December 31, 2002	4,235,299	423	13,083,695	1,307	14,538,618	—	$(12,711,483)	1,828,865
Net loss for the year	—	—	—	—	—	—	(13,106,247)	(13,106,247)
Conversion of preferred stock in connection with the Merger	(4,235,299)	(423)	4,235,299	423	—	—	—	—
Common stock issued to former Synergy stockholders	—		4,329,927	432	6,494,458	—	—	6,494,890
Common stock issued in exchange for Webtronics common stock	—		1,503,173	150	(150)	—	—	—
Deferred Compensation—stock options	—		—	—	9,313,953	(9,313,953)	—	—
Amortization of deferred Stock based Compensation	—		—	—	—	3,833,946	—	3,833,946
Private placement of common stock, net	—	—	2,776,666	278	3,803,096	—	—	3,803,374

Balance, December 31, 2003	—	—	25,928,760	2,590	34,149,975	(5,480,007)	(25,817,730)	2,854,828

The accompanying notes are an integral part of these consolidated financial statements

	Preferred Stock	Preferred Stock Par Value	Common Stock	Common Stock Par Value	Additional Paid in Capital	Unamortized Deferred Stock Based Compensation	Deficit Accumulated during the Development Stage	Total Stockholders' Equity
Balance, December 31, 2003	—	—	25,928,760	2,590	34,149,975	(5,480,007)	(25,817,730)	2,854,828
Net loss for the year	—	—	—	—	—	—	(7,543,467)	(7,543,467)
Amortization of deferred Stock-based compensation expense	—	—	—	—	—	3,084,473	—	3,084,473
Variable accounting for stock options	—	—	—	—	(816,865)	—	—	(816,865)
Stock-based compensation net of forfeitures	—	—	—	—	240,572	93,000	—	333,572
Common stock issued via private placements, net	—	—	3,311,342	331	6,098,681	—	—	6,099,012
Warrant and stock-based compensation for services in connection with the Merger	—	—	—	—	269,826	—	—	269,826
Common stock returned from former Synergy stockholders	—	—	(90,000)	(9)	(159,083)	—	—	(159,092)
Stock issued for patent rights	—	—	25,000	3	56,247	—	—	56,250
Common stock issued for services	—	—	44,000	7	70,833	—	—	70,840

Balance, December 31, 2004	—	—	29,219,102	2,922	39,910,186	(2,302,534)	(33,361,197)	4,249,377

The accompanying notes are an integral part of these consolidated financial statements

	Common Stock	Common Stock Par Value	Additional Paid in Capital	Unamortized Deferred Stock Based Compensation	Deficit Accumulated during the Development Stage	Total Stockholders' Equity(Deficit)
Balance, December 31, 2004	29,219,102	$2,922	$39,910,186	$(2,302,534)	$(33,361,197)	$4,249,377
Net loss for the year	—	—	—	—	(11,779,457)	(11,779,457)
Deferred stock- based compensation—new grants	—	—	1,571,772	(1,571,772)	—	—
Amortization of deferred stock-based compensation	—	—	—	2,290,843	—	2,290,843
Variable accounting for stock options	—	—	75,109	—	—	75,109
Common stock issued via private placement:
March 2005	1,985,791	198	3,018,203	—	—	3,018,401
August 2005	1,869,203	187	1,812,940	—	—	1,813,127
Finders fees and expenses	—	—	(176,250)	—	—	(176,250)
Exercise of common stock warrant	125,000	13	128,737	—	—	128,750
Common stock issued for services	34,000	3	47,177	—	—	47,180

Balance, December 31, 2005	33,233,096	$3,323	$46,387,875	$(1,583,463)	$(45,140,654)	$(332,919)

The accompanying notes are an integral part of these consolidated financial statements

	Series A Convertible Preferred Shares	Series A Convertible Preferred Stock	Common Stock	Common Stock Par Value	Additional Paid in Capital	Unamortized Deferred Stock Based Compensation	Deficit Accumulated during the Development Stage	Total Stockholders' Equity
Balance, December 31, 2005	—	—	33,233,096	$3,323	$46,387,875	$(1,583,463)	$(45,140,654)	$(332,919)
Net loss for the year	—	—	—	—	—	—	(12,919,229)	(12,919,229)
Reclassification of deferred unamortized stock-based compensation upon adoption of FAS 123R					(1,583,463)	1,583,463		—
Stock based compensation expense					2,579,431			2,579,431
Common stock issued via private placement:
February 2006			4,283,668	428	5,139,782			5,140,210
Finders fees and expenses					(561,808)			(561,808)
April 2006			666,667	67	799,933			800,000
Finders fees and expenses					(41,000)			(41,000)
Waiver and Lock-up Agreement			740,065	74	579,622			579,696
Common stock issued for services			87,000	9	121,101			121,110
Exercise of common stock warrants			184,500	18	190,017			190,035
Series A convertible preferred stock issued via private placement:	574,350	57			5,743,443			5,743,500
Finders fees and expenses	11,775	1			(448,909)			(448,908)
Detachable warrants					2,384,485			—
Beneficial conversion feature accreted as a dividend	—		—	—	—	—	(2,384,485)	—

Balance, December 31, 2006	586,125	$58	39,194,996	$3,919	$61,290,509	$—	$(60,444,368)	$850,118

The accompanying notes are an integral part of these consolidated financial statements

	Series A Convertible Preferred Shares	Series A Convertible Preferred Stock	Series B Convertible Preferred Shares	Series B Convertible Preferred Stock	Common Shares	Common Stock Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Total Stockholders' Equity
Balance, December 31, 2006	586,125	$58	—	$—	39,194,996	$3,919	$61,290,509	$(60,444,368)	$850,118
Net loss for the year								(7,887,265)	(7,887,265)
Stock based compensation expense							591,561		591,561
Common stock issued for services					80,000	8	36,792		36,800
Series A convertible preferred stock, issued via private placement	28,000	3					279,997		280,000
Finders fees and expenses Series A private placement							(36,400)		(36,400)
Conversion of Series A preferred stock to common stock	(395,450)	(40)			7,668,165	767	(727)		—
Beneficial conversion feature accreted as a dividend to Series A convertible preferred stock							2,504,475	(2,504,475)	—
Series B convertible preferred stock, issued via private placement			1,147,050	115			11,470,385		11,470,500
Finders fees and expenses Series B private placement							(920,960)		(920,960)
Beneficial conversion feature accreted as a dividend to Series B convertible preferred stock							10,495,688	(10,495,688)	—
Change in fair value of Series B warrants from date of issuance to expiration of put option							(2,591,005)		(2,591,005)

Balance December 31, 2007	218,675	$22	1,147,050	$115	46,943,161	$4, 694	$83,120,315	$(81,331,796)	$1,793,350

The accompanying notes are an integral part of these consolidated financial statements

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
				Period from June 5, 1996 (inception) to December 31, 2007
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(7,887,265)	$(12,919,229)	$(11,779,457)	$(65,947,148)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,142	2,151	18,856	89,930
Stock-based compensation expense	628,361	2,746,478	2,419,694	17,145,806
Purchased in-process research and development (non-cash portion)	—	—	—	6,841,053
Stock-based liquidated damages	—	579,696	—	579,696
Change in fair value if Series B preferred warrants from date of issuance to expiration of put option	(2,591,005)	—	—	(2,591,005)
Changes in operating assets and liabilities:
Prepaid expenses	(22,079)	114,543	(136,053)	(88,820)
Security deposit	—	8,480	—	(73,716)
Accounts payable and accrued expenses	1,420,303	1,138,176	790,058	4,328,897

Total adjustments	(561,278)	4,589,524	3,092,555	26,231,841

Net cash used in operating activities	(8,448,543)	(8,329,705)	(8,686,902)	(39,715,307)

Cash flows from investing activities:
Short term investments—purchased	(5,921,825)	—	—	(5,921,825)
Short term investments—liquidated	2,954,135	—	—	2,954,135
Acquisition of equipment	(11,798)	(8,602)	—	(105,037)

Net cash used in investing activities	(2,979,488)	(8,602)	—	(3,072,727)

Cash flows from financing activities:
Issuance of common and preferred stock	11,750,500	11,683,710	4,831,528	48,719,673
Finders fees and expenses	(957,360)	(1,051,716)	(176,250)	(2,981,083)
Exercise of common stock warrants	—	190,035	128,750	318,785

Net cash provided by financing activities	10,793,140	10,822,029	4,784,028	46,057,375

Net (decrease) increase in cash and cash equivalents	(634,891)	2,483,722	(3,902,874)	3,269,341
Cash and cash equivalents at beginning of period	3,904,232	1,420,510	5,323,384	—

Cash and cash equivalents at end of period	$3,269,341	$3,904,232	$1,420,510	$3,269,341

Supplementary disclosure of cash flow information:
Cash paid for taxes	$4,868	$13,880	$46,643	$128,355

Cash paid for interest	$—	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Series A Preferred stock beneficial conversion feature accreted as a dividend	$2,504,475	$2,384,485	$—	$4,888,960
Series B Preferred stock beneficial conversion feature accreted as a dividend	$10,495,688	$—	$—	$10,495,688
Stock options, warrants and common stock issued for services	$628,361	$2,746,478	$2,419,694	$17,145,806
Stock-based liquidated damages	$—	$579,676	$—	$579,676
Change in fair value if Series B preferred warrants—gain recognized from date of issuance to expiration of put option	$(2,591,005)	$—	$—	$(2,591,005)
Purchased in-process research and development (non-cash portion)	$—	$—	$—	$6,841,053

The accompanying notes are an integral part of these consolidated financial statements

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business overview:

        Callisto Pharmaceuticals, Inc. ("Callisto") is a development stage biopharmaceutical company, whose primary focus is on biopharmaceutical product development. See footnote 4 for a complete description of Merger and consolidation. Since inception in June of 1996, Callisto's efforts have been principally devoted to research and development, securing and protecting patents and raising capital. From inception through December 31, 2007, Callisto has sustained cumulative net losses available to common stockholders of $81,331,796. Callisto's losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of proposed products, stock based compensation expense, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees, as well as deemed dividends attributable to the beneficial conversion rights of convertible preferred stock at issuance. From inception through December 31, 2007, Callisto has not generated any revenue from operations, expects to incur additional losses to perform further research and development activities and does not currently have any commercial biopharmaceutical products, and does not expect to have such for several years, if at all.

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

2.    Basis of presentation and going concern:

        The accompanying consolidated financial statements of Callisto which include its wholly owned subsidiaries: (1) Callisto Research Labs, LLC (including its wholly owned subsidiary, Callisto Pharma, GmbH (Germany—inactive)) and (2) Synergy Pharmaceuticals Inc. ("Synergy"), (including its wholly owned subsidiaries, Synergy Advanced Pharmaceuticals, Inc. and IgX, Ltd (Ireland—inactive)), have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The results of operations of Synergy are included in the consolidated financial statements from May 1, 2003 to December 31, 2007. All intercompany balances and transactions have been eliminated.

        The consolidated financial statements as of December 31, 2007 have been prepared under the assumption that Callisto will continue as a going concern for the twelve months ending December 31, 2008. Callisto's ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Callisto will be required to raise additional capital within the next twelve months to complete the development and commercialization of current product candidates and to continue to fund operations at its current cash expenditure levels.

        Cash used in operating activities was $8.4 million, $8.3 million and $8.7 million for the twelve months ended December 31, 2007, 2006 and 2005 respectively. During the years ended December 31, 2007, 2006 and 2005 Callisto incurred net losses available to common stockholders of approximately $20.9 million, $15.3 million and $11.8 million, respectively.

        To date, Callisto's sources of cash have been primarily limited to the sale of equity securities. Net cash provided by financing activities for the twelve months ended December 31, 2007, 2006 and 2005 was approximately $10.8 million, $10.8 million and $4.8 million, respectively.

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

3.    Summary of significant accounting policies

        Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and cash equivalents—consists of short term, highly liquid investments, with original maturities of less than three months when purchased and are stated at cost.

        Short term investments—are considered held-to-maturity securities at December 31, 2007 and consist of approximately $3.0 million in United States Treasury Bills with a maturity date of May 1, 2008. Held-to-maturity securities are those securities which Callisto has the ability and intent to hold until maturity and are recorded at amortized cost adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Callisto monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, Callisto records an impairment charge and established a new cost basis for the investment at its then current fair value. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Declines in market values below amortized cost that are considered other-than-temporary are reported in the statement of operations as losses.

        Fair value of financial instruments—Callisto's financial instruments consist of cash and accounts payable. These financial instruments are stated at their respective carrying values which are equivalent to fair value due to their short term nature.

        Business concentrations and credit risks—All of Callisto's cash and cash equivalents as of December 31, 2007 and 2006 are on deposit with a major money center financial institution. Deposits at any point in time may exceed federally insured limits.

        Share-based payments—In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004), Share-Based Payments ("SFAS 123R"). SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and accordingly Callisto adopted SFAS 123R on January 1, 2006.

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

        The unrecognized compensation cost related to non-vested share-based compensation arrangements for all employee stock options outstanding at December 31, 2007 and 2006 was $285,885 and $621,853, respectively, to be recognized over a weighted average remaining vesting period of 1.0 and 1.37 years, respectively.

        Effective with the adoption of SFAS 123R stock-based compensation expense related to Callisto's share-based compensation arrangements is being recorded as a component of general and administrative expense and research and development expense in accordance with the guidance of Staff Accounting Bulletin 107, Topic 14, paragraph F . Classification of Compensation Expense Associated with Share-Based Payment Arrangements ("SAB 107"). Stock based compensation expense related to employee and non-employee stock options recognized in operating results for the twelve months ended December 31, 2007, 2006 and 2005 and for the period from June 6, 1996 (inception), through December 31, 2007 was as follow:

	Twelve Months Ended December 31,
Stock based compensation expense				June 5, 1996 (Inception) to December 31 2007
	2007	2006	2005
Employees—included in research and development	$68,734	$420,683	$276,250	$2,621,277
Employees—included in general and administrative	321,350	951,804	1,254,167	4,587,691

Subtotal employee stock option grants	390,084	1,372,487	1,530,417	7,208,968
Non-employee—research and development	17,314	102,750	—	120,064
Non-employee—general and administrative	220,963	1,271,241	889,277	9,816,774

Subtotal non-employee stock option grants	238,277	1,373,991	889,277	9,936,838

Total stock based compensation expense	$628,361	$2,746,478	$2,419,694	$17,145,806

        Since January 1, 2006 the estimated fair value of each employee option award granted was determined in accordance with SFAS 123R on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for employee options granted during the twelve months ended December 31:

	2007	2006
Risk free interest rate	4.7%	4.25% - 4.57%
Dividend yield	0.0%	0.0%
Expected volatility	60%	60% - 79%
Expected term	5 - 6 years	3 - 7 years

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

        Expected term:    Based on SAB 107 guidance which permits companies to use the "simplified" method to estimate expected term, based on the mid-point of the period between vesting date and contractual term, averaged on a tranche-by-tranche basis. Callisto has used the simplified method for its expected term assumption for both 2006 and 2007 because Callisto has had no employee options exercised since inception, June 5, 1996.. Prior to January 1, 2006, Callisto had estimated expected term based on a sampling of industry comparables for publicly traded companies. The expected term for consultant awards is the remaining period to contractual expiration on the date of grant.

        Forfeitures:    SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Callisto estimated future unvested option forfeitures based on historical Company experience and has incorporated this rate in determining the fair value of employee option grants.

        Callisto's determination of fair value is affected by Callisto's stock price as well as the assumptions discussed above that require judgment. The weighted-average fair value of all options granted during the twelve months ended December 31, 2007, 2006 and 2005 estimated as of the grant date using the Black-Scholes option valuation model, was $0.42, $0.91 and $0.91 per share, respectively. See footnotes 6. Stock option plans and 8. Commitments and contingencies, for additional information about Callisto's stock option plans and option grants.

        A summary of stock option activity as of December 31, 2007 and of changes in options outstanding under Callisto's plans during the twelve months ended December 31, 2007 is presented below:

	Number of options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value Per Share
Balance, January 1, 2007	8,053,375	$0.75 - 6.75	$1.75
Granted	784,500	$0.47 - 0.96	$0.78
Forfeitures	(596,668)	$0.75 - 1.60	$1.24

Balance, December 31, 2007	8,241,207	$0.47 - 6.75	$1.70	$0.00

Exercisable as of December 31, 2007	5,815,707	$0.75 - 6.75	$1.65	$0.00

        FAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to Callisto's accumulated deficit position, no tax benefits have been recognized in the cash flow statement.

        Had compensation cost for stock options granted to employees and directors prior to January 1, 2006 been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under SFAS 123, Callisto's net loss for the twelve months ended December 31, 2005 would have been as follows:

2005
Net loss applicable to common stockholders, as reported	$(11,779,457)
Add: Stock-based employee compensation expense recorded under APB No. 25 intrinsic method	1,530,417
Deduct: Stock-based employee compensation expense determined under Fair Value based method for all awards	(2,526,419)

Pro forma net loss applicable to common stockholders	$(12,775,459)

Net loss per share:
Basic and diluted—as reported	$(0.37)

Basic and diluted—pro forma	$(0.41)

Weighted average fair value per share for options granted	$0.93
Black-Scholes Methodology Assumptions:
Expected stock volatility	79%
Dividend yield	0%
Risk free interest rate	4.25%
Expected lives of options	3 to 7 years

        Research and development—Callisto does not currently have any commercial biopharmaceutical products, and does not expect to have such for several years, if at all and therefore, because the benefits are uncertain, and occur only when research leads to a commercial product, research and development costs are expensed as incurred as prescribed by SFAS No. 2. These include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, patent filing and maintenance expenses, purchase of in-process research and development, regulatory and scientific consulting fees as well as contract research and royalty payments to licensors, patient costs, drug formulation and tableting, data collection, monitoring, insurance, and FDA consultants.

        Income taxes—Income taxes are accounted for under the asset and liability method prescribed by SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or the entire deferred tax asset will not be realized.

        In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes an interpretation of SFAS No. 109 ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to SFAS 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on Janiary 1, 2007 did not have a material effect on Callisto's financial statements for the year ended and as of December 31, 2007.

        Net Loss per Share—Basic and diluted net loss per share is presented in conformity with SFAS No. 128, "Earnings per Share," for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares since the inclusion of issuable shares pursuant to the exercise of stock options and warrants, would have been antidilutive.

        The following table sets forth the potentially dilutive effect of all outstanding dilutive instruments which were not included in weighted average shares outstanding as of:

	December 31, 2007	December 31, 2006	December 31, 2005
Common Shares outstanding	46,943,161	39,194,996	33,233,096
Potentially dilutive common shares issuable upon:
Exercise of warrants	45,162,920	15,841,154	2,567,317
Exercise of stock options	8,241,207	8,053,375	8,008,210
Conversion of Series A Convertible Preferred Stock	4,373,500	7,658,000	—
Conversion of Series B Convertible Preferred Stock	22,941,000	—	—

Total fully diluted	127,661,788	70,747,525	43,808,623

        Government Grants—On October 7, 2003 Callisto was awarded a $265,697 Small Business Technology Transfer Research grant from the National Institutes of Health for studies on Atiprimod. The Principal and Co-Principal Investigators of the grant entitled "Atiprimod to Treat Multiple Myeloma and Bone Resorption" are Dr. Gary S. Jacob, Chief Executive Officer of Callisto, and Dr. Kenneth C. Anderson, Director of the Jerome Lipper Multiple Myeloma Center of the Dana-Farber Cancer Institute, respectively. Funding for the total amount of this grant was received during the twelve months ended December 31, 2004 and $265,697 was reported on our Consolidated Statements of Operations as a separate line item entitled "Government Grant".

        On April 1, 2005 Callisto was awarded an $885,641 biodefense partnership grant from the National Institute of Allergy and Infectious Diseases ("NIAID") to develop a monoclonal antibody and vaccine against bacterial superantigen toxins over a two year period. Callisto receives cash funding under approved grants and records the receipt as an offset to research and development expense only when the expense is incurred. Funds received as an offset to research and development expenses incurred totaled $260,853, $352,649 and $226,119 during the twelve months ended December 31, 2007, 2006 and 2005, respectively and have been reported on our Condensed Consolidated Statements of Operations as a separate line item entitled "Government Grant". In addition as of December 31, 2006 Callisto has received approximately $294,000 of cash advances under the NIAID grant for which it had not yet incurred any expenses and this amount is included in a segregated cash account and in current liabilities. During October 2006 Callisto used approximately $75,000 of this cash, to pay operating expenses not specifically related to the work on the biodefense program, until the proceeds from the sale of Series A Convertible Preferred Stock were received during the quarter ended December 31, 2006. Funding for this program has been extended one year through April, 2008 and as of December 31, 2007 Callisto had approximately $34,000 of funding remaining in a segregated cash account and in current liabilities. Because the bioterrorism program is not a core activity Callisto plans to terminate in-house work on this program upon expiration of the research grant in April, 2008

        Reclassifications—Certain prior year account balances, associated with stock based compensation expense, have been reclassified to be consistent with current year reporting treatment.

RECENT ACCOUNTING PRONOUNCEMENTS:

        In December 2007, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 07-1, "Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property," ("EITF 07-1"), which provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure requirements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company is continuing to evaluate the impact of adopting the provisions EITF 07-1; however, it does not anticipate that adoption will have a material effect on the Company's consolidated results of operations or financial position.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect that adoption of this Statement will have a material effect on our financial condition or results of operations.

        In December 2007, the FASB issued SFAS No. 141(R), a revised version of SFAS No. 141, Business Combinations. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. We do not expect that adoption of this Statement will have a material effect on our financial condition or results of operations.

        In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities" ("EITF 07-3"). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date and is not expected to have a material effect on Callisto's financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No.159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment to SFAS 115" ("SFAS 159"). The fair value option established by SFAS 159 permits all entities to measure all eligible items at fair value at specified election dates. A business entity shall report all unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. Callisto is currently evaluating the impact, if any, of the provisions of SFAS 159.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No.157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. SFAS 157 emphasizes a "market-based" as opposed to an "entity-specific" measurement perspective, establishes a hierarchy of fair value measurement methods and expands disclosure requirements about fair value measurements including methods and assumptions and the impact on earnings. Originally, SFAS 157 was to be effective January 1, 2008 and applied prospectively. In February 2008, the FASB issued a Staff Position that partially defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities. Callisto is currently evaluating the impact, if any, of the provisions of SFAS 157.

4.     Merger and consolidation:

        In March 2002, Callisto Pharmaceuticals, Inc. ("Old Callisto"), a non-public company, purchased 99.7% of the outstanding common shares of Webtronics, Inc., ("Webtronics") a public company for $400,000. Webtronics was incorporated in Florida on February 2, 2001 and had limited operations during the twelve months ended December 31, 2002. The purchase price of Webtronics was treated as a cost of becominga public company, however because there was no capital raised at the time, the amount was charged to general and administrative expense during the twelve months ended December 31, 2002.

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

5.     Stockholders' equity (deficit):

        On September 27, 2007, Callisto filed a Certificate of Amendment to its Certificate of Incorporation increasing its authorized number of shares of common stock from 150,000,000 to 225,000,000. The Certificate of Amendment was approved by Callisto's stockholders at its annual meeting on September 26, 2007. On March 2, 2007, at a Special Meeting of Stockholders of the Corporation, the stockholders voted to amend the Callisto's Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock, par value $.0001 per share, from 100,000,000 shares to 150,000,000 shares.

        During August 2007, Callisto closed a private placement of 1,147,050 shares of Series B Preferred Stock and 22,941,000 Warrants to certain Investors for aggregate gross proceeds of $11,470,500 pursuant to a Securities Purchase Agreement dated as of August 2, 2007. Each share of Series B Preferred Stock was immediately convertible into that number of shares of common stock determined by dividing the stated value of $10.00 of such share of Series B Preferred Stock by $0.50, at the option of the holder, at any time and from time to time. The Warrants are immediately exercisable at $0.70 per share at any time within three years from the date of issuance. In connection with this transaction, Callisto paid aggregate fees and expenses of $920,960 and issued warrants to purchase 2,518,900 shares of common stock exercisable at $0.50 per share at any time within three years from the date of issuance and 2,518,900 shares of common stock exercisable at $0.70 per share at any time within four years from the date of issuance to certain selling agents. The fair value of the selling agent warrants on the date of grant was $1,839,962 using Black Scholes assumptions of 60% volatility, a risk free interest rate of 4.57% to 4.31%, no dividend, an expected life of 4 years and a stock price on the dates of grant ranging from $0.66 to $0.68 per share. This fair value was accounted for as a cost of capital.

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

        Having satisfied these conditions of the Put Option the escrow was released on October 1, 2007.

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

        Material terms of the Series B Preferred Stock are:

        Use of Proceeds.    At least 50% of the net proceeds from the sale of the Series B Preferred Stock to the Lead Investors shall be dedicated to the development and clinical trials of SP-304 (Guanilib) and the remaining net proceeds shall be used for working capital purposes.

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

        As per FASB Statement of Financial Accounting Standards No. 150: Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the Company determined the balance sheet classification of the Series B Preferred Stock to be equity given that the mandatory redemption option had expired as of September 30, 2007. The escrow was released on October 1, 2007 with no further claims or restrictions on the cash.

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

        On June 18, 2007, Callisto received notice from the staff of the American Stock Exchange ("AMEX") indicating that it is not in compliance with certain continued listing standards, specifically, Section 1003(a) (ii) of the Company Guide with shareholders' equity of less than $4,000,000 and losses from continuing operations and/or net losses in three of its four most recent fiscal years. As of December 31, 2007 the Company had stockholders' equity of $1,793,350, and there have been no financing events since that date which would increase stockholder's equity.

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

        As per EITF 00-27, Callisto evaluated the Series A Convertible Preferred Stock transaction and accordingly found that there was an embedded beneficial conversion feature. The fair value of the detachable warrants on the date of grant was $3,557,872 using Black Scholes assumptions of 60% volatility, a risk free interest rate of 4.57% to 4.84%, no dividend, an expected life of 5 years and a stock price on that dates of grant ranging from $0.88 to $0.75 per share. The conversion rights of the Series A Convertible Preferred Stock issued during the twelve months ended December 31, 2006 contained a beneficial conversion feature totaling $2,384,485. This beneficial conversion feature was immediately accreted to the Series A Convertible Preferred Stock as a dividend because the preferred stock could be converted immediately upon issuance. The beneficial conversion feature associated with final traunche of 28,000 shares of Series A Convertible Preferred Stock placed on January 10, 2007 amounted to $119,685 and was recorded as a beneficial conversion feature accreted as a dividend in the quarter ended March 31, 2007.

        The Series A Preferred Stock and Warrants issued from October 23, 2006 through January 10, 2007 have certain antidilution rights. As a result of the August 2, 2007 Series B Preferred Stock financing the conversion price of the then remaining Series A Preferred Stock and the exercise price of the then remaining Series A Warrants was reset from $0.75 per share to $0.50 per share. This modification resulted in $2,384,790 of additional beneficial conversion accreted as a dividend during the quarter ended September 30, 2007. The total beneficial conversion feature accreted as a dividend for the twelve months ended December 31, 2007 and 2006 was $2,504,475 and $2,384,485, respectively.

        During the twelve months ended December 31, 2007, 36,125 shares of Series A Convertible Preferred Stock were converted to 481,666 shares of common stock prior to August 2, 2007 at conversion price of $0.75 per share and 359,325 shares of Series A Convertible Preferred Stock were converted to 7,186,500 shares of common stock subsequent to August 2, 2007, at conversion price of $0.50 per share.

        On November 2, 2006 Callisto submitted a plan advising AMEX of the actions it had taken, or would take, to bring it into compliance with Section 1003(a) (iv) of the Company Guide by April 3, 2007 and with Section 1003(a) (i) of the Company Guide by April 3, 2008. The plan was approved January 24, 2007 and Callisto may maintain its listing during the plan period of up to 18 months, during which time Callisto will be subject to periodic review to determine if it is making progress consistent with the plan.

        On October 3, 2006, Callisto received notice (the "Deficiency Letter") from the staff AMEX indicating that it was not in compliance with certain continued listing standards, specifically, Section 1003(a)(i) of the Company Guide with shareholders' equity of less than $2,000,000 and losses from continuing operations and/or net losses in two of its three most recent fiscal years and Section 1003(a)(iv) of the Company Guide in that it has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether it will be able to continue operations and/or meet its obligations as they mature.

        On September 8, 2006 Callisto entered into a Letter Agreement with certain investors (the "Investors") who participated in a private placement of our common stock and warrants in February and April 2006 (the "Prior Placement" see below). Pursuant to this Letter Agreement, the Investors agreed to amend (the "Amendment") the securities purchase agreement (the "Securities Purchase Agreement"), entered into in connection with the Prior Placement, to (i) delete the mandatory registration rights set forth in the Securities Purchase Agreement and add piggyback registration rights and (ii) waive any unpaid penalties pursuant to the liquidated damages provisions contained in the Securities Purchase Agreement. In addition, the Investors agreed to enter into a lock-up agreement (the "Lock-up Agreement") pursuant to which they agreed not to sell or transfer the shares of common stock and warrants acquired in the Prior Placement for a period of nine months beginning September 1, 2006. In exchange for the Investors entering into the Amendment and the Lock-Up Agreement, Callisto agreed to issue to each Investor one share of common stock and 2.35 five year warrants exercisable at $1.00 per share (the "New Warrants") for every five shares of common stock they purchased in the Prior Placement. In addition, Callisto agreed in the Letter Agreement to amend the warrants (the "Old Warrants") issued in the Prior Placement to the Investors to (i) extend the expiration date of the Old Warrants by 42 months thereby making them 5 year warrants and (ii) eliminate the provision in the Old Warrants by which Callisto can force exercise of the unexercised warrants. During October and November 2006 Callisto entered into the Amendment and Lock-up Agreements with each Investor pursuant to which Callisto issued 740,065 shares of common stock and 2,086,988 New Warrants. $153,797 in cash liquidated damages, payable to these Investors as of September 30, 2006, was concurrently waived.

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

        Callisto agreed to file, within 60 days after the closing, a registration statement covering the resale of the shares of common stock and the shares underlying the warrants or pay financial liquidated damages to the investors up to a maximum of 8% of the gross proceeds. As of December 31, 2006 Callisto had incurred $801,690 in liquidated damages related to the registration rights agreement which have been classified as other expense on our consolidated statement of operations. On January 12, 2007 Callisto filed a registration statement on Form S-3 registering the common stock issued (i) on February 3, 2006, (ii) on April 7, 2006 and (iii) the common stock underlying the selling agent warrants. On February 15, 2007 Amendment No.1 to this registration statement was declared effective by the SEC.

        As provided for by EITF Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" the warrants were classified as permanent equity. The fair value of the investor warrants on the dates of grant was $1,269,978 using Black Scholes assumptions of 79% volatility, a risk free interest rate of 4.25%, no dividend, an expected life of 5 years and a stock price on that date of $1.59 per share. This fair value allocated to the investor warrants was recorded as additional paid in capital during the year ended December 31, 2006.

        On October 20, 2005, at the Annual Meeting of Stockholders, Callisto stockholders voted to amend Callisto's certificate of incorporation to increase the authorized number of shares of common stock from 75,000,000 shares to 100,000,000 shares. In addition the stockholders voted to adopt the Callisto 2005 Equity Compensation Incentive Plan and the Callisto 2005 Directors' Stock Option Plan. (Note 6) The details of these stockholder resolutions are included in Callisto's Proxy Statement (Schedule 14A Information) filed September 1, 2005 with the Securities and Exchange Commission.

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

        As of December 31, 2007 Callisto had 45,162,920 warrants outstanding to investors, selling agents and advisors with a weighted average exercise price of $0.71 per share, of which 44,012,920 were fully vested with an average exercise price of $0.72 per share.

6.     Stock option plans:

        In 1996, Callisto adopted an incentive and non-qualified stock option plan (the "Plan") for employees, consultants and outside directors to purchase up to 2,000,000 shares of common stock. The Plan was amended in December 2002 to increase the number of shares authorized under the Plan to 10,000,000. The option term for the 4,148,374 options outstanding under the Plan is ten years from date of grant. The Plan terminated on January 1, 2006 under its original terms and no further options will be granted under the Plan.

        On October 20, 2005, Callisto adopted 2005 Equity Compensation Incentive Plan ("2005 Equity Plan"). The maximum number of shares of common stock with respect to which awards may be granted under the 2005 Equity Plan is 5,000,000. The option term for options granted under the 2005 Equity Plan is ten years from date of grant, there were 1,582,000 options outstanding and there were 3,418,000 options available for future grants as of December 31, 2007.

        On October 20, 2005, Callisto also adopted the Callisto 2005 Directors' Stock Option Plan ("2005 Director's Plan"). The maximum number of shares of common stock with respect to which awards may be granted under the 2005 Director's Plan is 1,000,000. The option term for options granted under the 2005 Director's Plan is ten years from date of grant, there were 158,500 options outstanding, and there were 841,500 options available for future grants as of December 31, 2007.

        The following represent options outstanding for the years since June 5, 1996 (inception) through December 31, 2007.

	Number of options outstanding	Exercise Price Per Share	Weighted Average Exercise Price Per Share
Balance, June 5, 1996 (inception)	0	$0.00	$0.00
1996: Granted	66,668	$0.75	$0.75

Balance, December 31, 1996	66,668	$0.75	$0.75
1997: Granted	166,668	$0.75	$0.75

Balance, December 31, 1997	233,336	$0.75	$0.75
1998: Granted	264,169	$0.75	$0.75

Balance, December 31, 1998	497,505	$0.75	$0.75
1999: Granted	633,334	$0.75 - 4.90	$1.92

Balance, December 31, 1999	1,130,839	$0.75 - 4.90	$1.41
2000: Granted	815,666	$2.85 - 6.75	$3.83
Forfeitures	(15,000)	$0.75	$0.75

Balance, December 31, 2000	1,931,505	$0.75 - 6.75	$2.44
2001: Granted	730,000	$1.25 - 6.50	$2.77

Balance, December 31, 2001	2,661,505	$0.75 - 6.75	$2.53
2002: Granted	330,000	$4.50 - 6.50	$5.50

Balance, December 31, 2002	2,991,505	$0.75 - 6.75	$2.86
2003: Granted	3,013,555	$1.10 - 2.50	$1.48
Forfeitures	(1,151,500)	$2.85 - 6.75	$4.51

Balance, December 31, 2003	4,853,560	$0.75 - 6.75	$1.61
2004: Granted	2,853,500	$1.50 - 3.60	$3.11
Forfeitures	(385,000)	$1.50 - 2.50	$1.66

Balance, December 31, 2004	7,322,060	$0.75 - 6.75	$2.19
2005: Granted	2,174,484	$0.97 - 1.70	$1.34
Forfeitures	(1,488,334)	$1.50 - 3.50	$3.12

Balance, December 31, 2005	8,008,210	$0.75 - 6.75	$1.79
2006: Granted	978,500	$0.77 - 1.64	$1.48
Forfeitures	(933,335)	$0.75 - 3.00	$1.78

Balance, December 31, 2006	8,053,375	$0.75 - 6.75	$1.75
2007: Granted	784,500	$0.47 - 0.96	$0.78
Forfeitures	(596,668)	$0.75 - 1.60	$1.24

Balance, December 31, 2007	8,241,207	$0.47 - 6.75	$1.70

        Included in the balance at December 31, 2007 were 2,352,333 Non-Plan options, of which 1,883,833 were exercisable at a weighted average exercise price of $1.40 per share.

        The weighted average remaining term of all options outstanding decreased from 6.6 years at December 31, 2006 to 5.9 years at December 31, 2007. The weighted average remaining term of exercisable options decreased from5.7 years at December 31, 2006 to 5.3 years at December 31, 2007.

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

7.     Income taxes:

        At December 31, 2007, Callisto has net operating loss carryforwards ("NOLs") of approximately $40,000,000, which, if not used, expire through 2027. The utilization of these NOLs may be subject to limitations based on past and future changes in ownership of Callisto pursuant to Internal Revenue Code Section 382. Callisto has determined that an ownership change had occurred as of April 30, 2003 (see Note 4 above "Merger") and Callisto believes that the changes in ownership to date will restrict its ability to use pre-merger Synergy NOLs within the carryforward period. Callisto records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the significant doubt related Callisto's ability to continue as a going concern and utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at December 31, 2007. As a result of thisvaluation allowance there are no income tax benefits reflected in the accompanying consolidated statements of operations to offset pre tax losses.

        The provisions of FIN 48 were adopted by Callisto on January 1, 2007 and had no effect on Callisto's financial position, cash flows or results of operations upon adoption, as Callisto did not have any unrecognized tax benefits. Callisto also evaluated its tax positions as of December 31, 2007 and reached the same conclusion. Callisto does not currently expect any significant changes to unrecognized tax benefits during the fiscal year ended December 31, 2008. Callisto's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007 and December 31, 2007, Callisto had no accrued interest or penalties. Callisto has no uncertain tax positions subject to examination by the relevant tax authorities as of December 31, 2007. Callisto files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities.

        During the twelve months ended December 31, 2005 Synergy sold certain New Jersey State tax loss carry forwards under a state economic development program for cash of approximately $177,000. The proceeds of this economic development funding was used to support research and development activities in New Jersey. This state tax benefit was recorded as Other Income during the fourth quarter ended December 31, 2005. As of December 31, 2005 Callisto had no remaining New Jersey State tax loss carry forwards available for sale and no such benefits were realized since that date.

8.     Commitments and contingencies:

License agreements:

        On December 31, 2007, Callisto entered into an Amended and Restated License Agreement with AnorMED Corporation ("AnorMED"), a wholly-owned subsidiary of Genzyme Corporation

("Genzyme"), pursuant to which Callisto and Genzyme amended the license agreement for Atiprimod to eliminate all future maintenance fees and milestone payments and reduce future royalties to single digits. In return for the reduced future payments to Genzyme, Callisto incurred an upfront fee which was expensed in 2007. On August 28, 2002, and as amended on May 23, 2003, Synergy entered into a worldwide license agreement (the "Original License") with AnorMED to research, develop, sell and commercially exploit the Atiprimod patent rights. The Original License provided for aggregate milestone payments of up to $14 million based upon achieving certain regulatory submissions and approvals for an initial indication, and additional payments of up to $16 million for each additional indication based on achieving certain regulatory submissions and approvals. Commencing on January 1, 2004 and on January 1 of each subsequent year Synergy was obligated to pay AnorMED a maintenance fee of $200,000 until the first commercial sale of the product. These annual maintenance fee payments under the Original License were made in January 2004, 2005, 2006 and 2007 and recorded as research and development expense. The Amended and Restated License Agreement will terminate upon the later of (i) seven years from the first commercial sale of Atiprimod or, (ii) the expiration of the licensed patents.

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

        On March 23, 2006, Callisto entered into a 2-year sponsored laboratory study agreement with the University of Texas M. D. Anderson Cancer Center whereby Dr. Nicholas Donato, as principal investigator, will analyze the anti-tumor activity and mechanism of action of Callisto's WP1130 Degrasyn compound and analogs. The agreement calls for payment of $145,900 to M.D. Anderson in two installments of $72,950 with the first payment due within 30 days of the effective date of the agreement, and the second payment due within six months of execution. These research expenditures were expensed as incurred during the twelve months ended December 31, 2006 consistent with Callisto's application of SFAS No.2.

        On March 27, 2006, Callisto entered into a 2-year sponsored laboratory study agreement with the University of Texas M. D. Anderson Cancer Center whereby Dr. William Bornmann, as principal investigator, will perform molecular modeling and synthesize a library of compounds based on Callisto's Degrasyn platform technology. The agreement calls for payment of $127,144 to M.D. Anderson in two installments of $63,572 with the first payment due within 30 days of the effective date of the agreement, and the second payment due within six months of execution. These research expenditures were expensed as incurred during the twelve months ended December 31, 2006 consistent with Callisto's application of SFAS No.2.

        On August 12, 2004, Callisto entered into a world-wide license agreement with The University of Texas M. D. Anderson Cancer Center to research, develop, sell and commercially exploit the patent rights for L-Annamycin, an anthracycline cancer drug for leukemia therapy. Consideration paid for this license amounted to $31,497 for reimbursement of out-of-pocket costs for filing, enforcing and maintaining the L-Annamycin patent rights and a $100,000 initial license fee. L-Annamycin has not reached commercialization and therefore these costs were recorded as research and development expense. Callisto also agreed to pay The University of Texas M. D. Anderson Cancer Center royalties based on net sales from any licensed products, plus aggregate milestone payments of up to $750,000 based upon achieving certain regulatory submissions and approvals. The term of the agreement is from August 12, 2004 until November 2, 2019. Under the terms of the license agreement, Callisto is required to make certain good faith expenditures towards the clinical development of at least one licensed product within the two year period after March 2005, which the Company believes it has. In addition, at any time after 5 years from August 12, 2004, The University of Texas M.D. Anderson Cancer Center has the right to terminate the license if Callisto fails to provide evidence within 90 days of written notice that it has commercialized or it is actively and effectively attempting to commercialize L-Annamycin.

        On February 24, 2004, Callisto entered into an agreement with Houston Pharmaceuticals, Inc. ("HPI") to sublicense the rights to a key patent covering a technology platform for site-directed DNA intercalation and Callisto acquired the rights to a patent covering new anthracycline analogs. Callisto issued to HPI 25,000 shares of common stock at a fair value of $56,250 and reimbursed HPI approximately $103,500 for various costs and expenses. The total consideration of $159,750 was allocated in full to the HPI patent rights, which have not yet reached technological feasibility, and having no alternative use, was accounted for as purchased in-process research and development expense during the quarter ended March 31, 2004. The fair value of the common stock issued to HPI was $2.25, based on the price per share paid in the April 2004 private placement, which closed on April 19, 2004. In addition, Callisto granted to HPI 1,170,000 performance based stock options, exercisable at $3.50 per share, which vest upon the achievement of certain milestones. Callisto also agreed to pay HPI royalties of 2% on net sales from any products resulting from commercializing the site-directed DNA intercalation. Pursuant to the sublicense agreement, in the event Callisto's Board of Directors determined to abandon its development and commercialization of the site-directed DNA intercalation, HPI had the right to terminate the sublicense agreement. On September 19, 2005, because data from in vivo pre-clinical studies did not meet Callisto's standards for clinical development, Callisto notified HPI of its decision to terminate the sublicense agreement. On September 28, 2005 Callisto agreed with HPI that HPI would repurchase certain patent rights in exchange for forfeiting the 1,170,000 performance based stock options. Accordingly the 1,170,000 options granted to HPI were cancelled.

        On August 20, 1996, Callisto entered into a license agreement to research, develop, sell and commercially exploit certain Rockefeller University licensed patents covering peptides and antibodies useful in treating toxic shock syndrome and septic shock. Callisto agreed to work toward commercialization of products related to these patents as evidenced by a minimum expenditure per year of approximately $210,000, plus milestone payments and royalties of between 2% and 3% of annual net sales and will pay Rockefeller 30% of any sublicense fee paid by sublicensees. In addition, on July 2, 2001, Callisto entered into a license agreement for two additional patents related to the regulation of exoproteins in staphylococcus aureus.The licensed patents under these agreements are the subject of research being funded by the NIAID grant awarded to Callisto on April 1, 2005 for $885,641over two years. On November 14, 2007, Callisto gave 90-day notice to Rockefeller University of termination of the August, 1996 and July, 2001 license agreements, terminating these agreements effective February 14, 2008.

Employment and Consulting Agreements:

Gabriele M. Cerrone

        On December 27, 2004, Callisto entered into a consulting agreement (the "Agreement") with Gabriele M. Cerrone, Callisto's Chairman of the Board (the "Consultant"). The duties of the Consultant and the obligations of Callisto to pay compensation commenced on January 10, 2005 (the "Start Date"). The duties of the Consultant pursuant to the Agreement will consist of strategic planning and capital markets consulting advice. The term of the Agreement will commence upon the Start Date and continue until December 31, 2006 with automatic renewal for successive one year periods unless either party gives notice to the other not to renew the Agreement. Callisto will pay Consultant the annual sum of $205,000 (the "Base Compensation") at the rate of $17,083.33 per month commencing on the Start Date. During the twelve months ended December 31, 2006 and 2005,, Mr. Cerrone earned bonuses totaling $125,855 and $30,750, respectively under this Agreement.

        In conjuction with the Agreement, Consultant was granted 375,000 ten year non-qualified stock options at an exercise price of $1.70 per share. One half of such options vested on each of the first two anniversaries of the Agreement, December 27,2005 and 2006. Stock-based compensation expense associated with these option grants was recorded in accordance with EITF 96-18 and accordingly (i) the measurement date will be the earliest of December 27, 2006 when "performance commitment" was completed and (ii) the fair value of these options was "marked to market" quarterly until the measurement date was determined. Accordingly stock based compensation expense recorded during the twelve months ended December 31, 2005 was $212,619, of which $53,217 was reversed during the twelve months ended December 31, 2006 as a result of a decline in the price of Callisto's stock from $1.38 to $0.86 per share from December 31, 2005 to December 31, 2006. There was no stock based compensation recorded for these options during the twelve months ended December 31, 2007 because the performance commitment under the Agreement was completed on December 31, 2006.

        In the event the Agreement is terminated without cause or for good reason, the Consultant will receive a cash payment equal to the aggregate amount of Base Compensation for the then remaining term of the Agreement and all unvested stock options will immediately vest and the exercise period of such options will be extended to the later of the longest period permitted by Callisto's stock option plans or ten years following termination. In the event a change of control of Callisto occurs, Consultant shall be entitled to such compensation upon the subsequent termination of the Agreement within two years of the change in control unless such termination is the result of the Consultant's death, disability or retirement or the Consultant's termination for cause. Had Mr. Cerrone been terminated without cause or good reason on December 31, 2007 he would have been eligible for total compensation of $673,750 for the time remaining under the Extension and Amendment Agreement.

        On January 25, 2007, Callisto entered into an Extension and Amendment Agreement with Mr. Cerrone. The agreement extends the term of the consulting agreement between us and

Mr. Cerrone, dated as of December 27, 2004, to December 31, 2009. Among other things, the agreement increases Mr. Cerrone's compensation from $205,000 to $275,000 per year. Additionally, pursuant to the agreement, in recognition of the services beyond that required by Mr. Cerrone during 2006, Mr. Cerrone earned a bonus of $125,855, Under the Extension and Amendment Agreement, Mr. Cerrone may earn a performance bonus of 22.5% of his base compensation, for each twelve month period during the term of the Extension and Amendment Agreement, based on meeting performance objectives and bonus criteria to be mutually identified by Mr. Cerrone and the Compensation Committee of our Board of Directors. During 2007 Mr. Cerrone exceeded his performance objectives and earned earned a performance bonus of $84,147 under the Extension and Amendment Agreement.

        In conjunction with the Extension and Amendment Agreement, Mr. Cerrone was granted 225,000 ten year non-qualified stock options at an exercise price of $0.96 per share of which 75,000 vest on each of December 31, 2007, 2008 and 2009. Stock-based compensation expense associated with these option grants is being recorded in accordance with EITF 96-18 and accordingly (i) the measurement date will be the earliest of December 31, 2009 (when "performance commitment is completed") or the accelerated vesting date if Mr. Cerrone is terminated without cause or good reason prior to December 31, 2009 and (ii) the fair value of these options is being "marked to market" quarterly until the measurement date is determined. Stock-based compensation expense associated with these options during the twelve months ended December 31, 2007 was $13,851. As of December 31, 2007 the unrecognized fair value of all Mr. Cerrone's unvested options was $30,758.

Gary S. Jacob, Ph.D

        On June 13, 2003, Callisto entered into an employment agreement with Gary S. Jacob, Ph.D., to serve as Chief Executive Officer and Chief Scientific Officer. Dr. Jacob's employment agreement is for a term of 18 months beginning June 13, 2003 and was automatically renewable for successive one year periods at the end of the term. In connection with his employment agreement, Dr. Jacob received a grant of 500,000 stock options which vested over a three year period through June 13, 2006 and are exercisable at $1.50 per share. On March 17, 2006, pursuant to Compensation Committee approval, Dr. Jacob's salary was increased to $300,000 per year; he became eligible to receive a cash bonus of up to 15% of his salary per year and received a grant of 150,000 stock options which vest over a three year period which are exercisable at $1.64 per share. During the years ended December 31, 2007, 2006 and 2005, Dr. Jacob earned a bonus of $78,750, $48,125, and $33,750, respectively.

        On February 16, 2007, Dr. Jacob entered into an Extension and Amendment Agreement with Callisto as approved by the Compensation Committee which extended the term under his employment agreement to June 30, 2009. In addition, pursuant to the Extension and Amendment Agreement, Dr. Jacob was granted 225,000 ten year stock options exercisable at $0.81 per share of which 75,000 vest on each of December 31, 2007, 2008 and 2009. His salary and other compensation were unchanged. As of December 31, 2007 the unrecognized fair value of all Dr. Jacob's unvested options was $147,471.

Kunwar Shailubhai, Ph.D

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

        Callisto previously had an employment agreement dated June 13, 2003 with Kunwar Shailubhai, Ph.D. to serve as Executive Vice President and Head of Research and Development for a term of

18 months beginning June 13, 2003. Dr. Shailubhai's salary was $170,000 per year and he was eligible to receive a cash bonus of up to 15% of his salary per year. In connection with his employment agreement, Dr. Shailubhai received a grant of 25,000 stock options which were fully vested and have an exercise price of $1.50 per share. Dr. Shailubhai also received a grant of 325,000 stock options which were to have vested over a three year period and were exercisable at $1.50 per share. This employment agreement was terminated on April 6, 2004 and all unvested options were forfeited.

        The new grant of 100,000 options was not subject to variable accounting under FIN 44 because it was deemed that Dr. Shailubhai continued as an employee within a consolidated group and there were no change in the exercise price. The unamortized deferred compensation cost associated with the 225,000 cancelled options of $706,813 as of the date of cancellation, was charged to stock-based compensation expense during the quarter ended June 30, 2004. The remaining deferred balance, based on the original intrinsic value, associated with the remaining 100,000 options of $314,139, was expensed over the vesting period of the new grant (e.g. April 7, 2004 through December 31, 2004). On April 12, 2007, Dr. Shailubhai was granted 125,000 ten year incentive stock options exercisable at $0.66 per share of which 41,667 vest on each of April 12, 2008, 2009 and 41,666 vest April 12, 2010

Bernard F. Denoyer

        On January 15, 2004, Callisto entered into an employment agreement with Bernard Denoyer, to serve as Vice President, Finance. Mr. Denoyer's employment agreement was for a term of 12 months beginning January 15, 2004 and was automatically renewable for successive one year periods at the end of the term. Mr. Denoyer's salary was $90,000 per year and he was eligible to receive a cash bonus of up to 10% of his salary per year. Mr. Denoyer received a grant of 100,000 stock options which vest over a three year period and are exercisable at $3.60 per share. On July 29, 2005 Mr. Denoyer was granted an additional 75,000 stock options which vest over three years and are exercisable at $1.38 per share. On September 1, 2006 Mr. Denoyer's salary was increased to $120,000 per year.

        On December 10, 2007, Callisto entered into an Amended and Restated Employment Agreement (the "Amendment Agreement") with Mr. Denoyer which extends the term of the employment agreement between the Company and the Executive dated as of January 15, 2004, as amended October 19, 2005, to December 1, 2008. Among other things, the Amendment Agreement increases the Executive's salary from $120,000 to $162,000 per year (the "Base Salary"), he was promoted to Senior Vice President and he shall be eligible to earn a cash bonus of up to 15% of the Base Salary for each twelve month period during the term of the Amendment Agreement at the discretion of the Compensation Committee of the Company's Board of Directors. During the years ended December 31, 2007, 2006 and 2005, Mr. Denoyer earned a bonus of $12,000, $10,461, and $6,563, respectively. On April 12, 2007, Mr. Denoyer was granted 75,000 ten year incentive stock options exercisable at $0.66 per share of which 25,000 vest on each of April 12, 2008, 2009 and 2010.

Capebio, LLC

        On September 25, 2007, Synergy entered into a Service Agreement with Capebio, LLC ("Capebio") to provide research and development services for the commercialization of non-oncology related gastrointestinal pharmaceutical products under the SP-304 (Guanilib) patent. The Service Agreement is for a minimum term of eleven months starting October 1, 2007 during which period Synergy paid an initial fee of $55,000 and is obligated to pay $26,000 per month through August 31, 2008. In addition Capebio will be eligible for a bonus of $58,000 if certain performance milestones are achieved by December 31, 2008 and Synergy is required to establish an escrow of $250,000 in favor of Capebio to guarantee specific performance under the Service Agreement. As of December 31, 2007 such milestones had not been achieved and the escrow had not been established.

        In connection with this agreement Callisto issued a warrant to purchase 1,150,000 shares of its common stock at an exercise price of $0.47 per share to a consultant for services to be rendered to the

Company's newly formed subsidiary, Synergy Advanced Pharmaceuticals, Inc. ("Synergy Advanced"), in connection with the development of SP-304 (Guanilib), Callisto's proprietary compound to treat gastrointestinal disorders such as chronic constipation and irritable bowel syndrome. So long as the consultant continues to provide services in some capacity to the Company or any of its subsidiaries, the warrant will vest in installments of 225,000 warrant shares on each of the first four anniversaries of the initial exercise date. The remaining 250,000 warrant shares will vest immediately prior to the consummation of a sale or merger of Synergy Advanced, provided that such transaction occurs on or prior to October 1, 2009 and Synergy Advanced is valued at no less than $250,000,000. In the event there is a change of control of Callisto, all unvested warrant shares will immediately vest. All of the warrants expire on September 25, 2014.

        In accordance with EITF—Emerging Issues Task Force Issue 96-18: "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), the measurement date for purposes of recording stock based compensation on these warrants will be the earliest of the fourth anniversary of the agreement (when "performance commitment is completed") or the accelerated vesting date if a change of control occurs. Accordingly the fair value of the 900,000 warrants which vest over time is being "marked to market" quarterly until the measurement date is determined. The fair value of these 900,000 warrants as of December 31, 2007 was $260,603 using Black Scholes assumptions of 60% volatility, a risk free interest rate of 3.70%, no dividend, an expected term of 6.7 years and a stock price of $0.47 per share. Stock based compensation expense associated with these warrants was $17,314 during the twelve months ended December 31, 2007. The fair value of the 250,000 warrants which vest upon a change of control will not be measured until that milestone event occurs and thus no compensation expense has been recorded as of December 31, 2007.

Dr. Moshe Talpaz

        On January 31, 2006, Callisto entered into a consulting agreement with Dr. Moshe Talpaz, whereby Dr. Talpaz will provide consulting services for Callisto's Degrasyns program. Under the agreement Dr. Talpaz will be paid $10,000 per year and was granted 575,000 10-year options to purchase Callisto common stock at $1.60 per share. Such options vest based on milestones related to the Degrasyns compounds being developed towards FDA approval. The term of the agreement is for the length of time Callisto is developing the Degrasyns platform of compounds in all indications. As of December 31, 2007 none of the milestones related to the Degrasyns compounds has been achieved and no stock based compensation has been recorded in connection with Dr. Talpaz's options.

Roman Perez-Soler, M.D

        On August 12, 2004, in connection with the L-Annamycin license, Callisto entered into a consulting agreement with Roman Perez-Soler, M.D., for a term concurrent with the L-Annamycin license agreement. In connection therewith Dr. Perez-Soler agreed to be appointed to Callisto's Scientific Advisory Board. As consideration for consulting and advisory services Dr. Perez-Soler has earned a $30,000 per year consulting fee and received 44,000 shares of restricted common stock. These shares were recorded as stock based compensation expense during the 12 months ended December 31, 2004 for a total expense of $70,840 based on the closing stock price of $1.61 on August 23, 2004. In addition, Callisto granted to Dr. Perez-Soler an option to purchase 468,500 shares of common stock at an exercise price of $3.00 per share. The option shares vest upon achievement of specific milestones related to future development of L-Annamycin, at which time stock-based compensation expense will be recorded based upon the fair value of the options at that time. As of December 31, 2007 none of the milestones related to future development of L-Annamycin has been achieved and no stock based compensation has been recorded in connection with Dr. Perez-Soler's options.

        Callisto has various consulting agreements with scientific advisors, contract research organizations and other professionals. Fees are based and paid on services provided.

Other Employees and Consultants (inactive)

        On April 24, 2007, Callisto entered into a services agreement with Barretto Pacific Corporation ("Barretto") to provide, beginning May 1, 2007, investor relations services. Callisto agreed to pay Barretto a fee of $120,000 over a seven month period and issue 80,000 shares of restricted common stock. On August 2, 2007 Callisto and Barretto entered into a Termination and Release Agreement cancelling any further obligations and Barretto returned the 80,000 shares of common stock. During the twelve months ended December 31, 2007 Callisto incurred $40,000 in cash consulting fees and $36,800 of stock based expense associated with this agreement.

Trilogy Capital Partners, Inc.

        On July 18, 2005, Callisto entered into a letter of engagement (the "Agreement") with Trilogy Capital Partners, Inc. ("Trilogy"). The term of the Agreement is for one year beginning on July 18, 2005 and terminable thereafter by either party upon 30 days' prior written notice. Pursuant to the Agreement, Trilogy will provide marketing and financial public relations services to Callisto and will assume the responsibilities of an investor relations officer for Callisto. Callisto will pay Trilogy $12,500 per month under the Agreement.

        Pursuant to the Agreement, Callisto issued warrants to Trilogy to purchase 1,793,322 shares of Common Stock of Callisto at an exercise price of $1.03 per share (the "Warrants"). The Warrants issued to Trilogy are exercisable upon issuance and expire on July 18, 2008. The fair value of the Warrants using the Black-Scholes methodology was $1,469,931 on the date of grant and is being amortized to stock-based compensation expense over the term of the Agreement. Stock based compensation expense associated with these warrants was $735,236 and $734,695 during the twelve months ended December 31, 2006 and 2005, respectively. During the twelve months ended December 31, 2006 Trilogy exercised 184,500 common stock warrants for cash totaling $190,035 and during the twelve months ended December 31, 2005 Trilogy exercised 125,000 common stock warrants for cash totaling $128,750.

        On November 2, 2006, Trilogy Capital Partners, Inc. filed suit against Callisto in Superior Court of the State of California, County of Los Angeles, Central District, alleging that Callisto breached a Letter of Engagement dated July 18, 2005 between Callisto and Trilogy by failing to pay certain fees. Additionally, Trilogy alleged that Callisto breached a consulting agreement dated January 1, 2006 between Callisto and MBA Holdings, LLC (later assigned to Trilogy) by failing to pay certain consulting fees. Trilogy is seeking payment in the aggregate amount of $94,027.55 plus interest and attorney's fees. On December 27, 2006, Callisto filed an answer to the Trilogy complaint denying the allegations in the Trilogy complaint and on the same date, Callisto filed a cross-complaint against Trilogy in Superior Court of the State of California, County of Los Angeles, Central District, alleging, among other things, that Trilogy breached the Letter of Engagement with Callisto by failing to provide the agreed-upon services and fraudulently induced Callisto to enter into the Letter of Engagement by misrepresenting its capabilities. Callisto asked for unspecified damages plus attorneys' fees. On January 23, 2007, Trilogy answered Callisto's cross-complaint denying all of the allegations. The court ordered the parties to mediation to be completed by November 20, 2007.

        On July 31, 2007 Callisto entered in a Mutual Release and Settlement Agreement with Trilogy Capital Partners, Inc.("Trilogy") wherein the parties settled their dispute and pending litigation. Callisto paid Trilogy $47,000 which amount was accrued for during the year ended December 31, 2006.

        In connection with the Settlement, Trilogy agreed to have its remaining unexercised warrants assigned. Accordingly Trilogy assigned 1,323,822 of the unexercised Trilogy warrants to two unaffiliated entities.. This assignment was deemed compensatory in that this transaction was equivalent to a cancellation and re-issuance of the warrants in question. The fair value of the warrants thus re-issued on that date was $105,819 using the Black Scholes valuation methodology assumptions of 1 year expected term, no dividend, stock price of $0.69 per share, and a risk free interest rate of 4.85%. At that date there was no change in terms and conditions, the only change was in certificate holder.

        On December 5, 2007 the Company extended the termination date of the "Trilogy Warrants" to July 18, 2011. This modification was determined to be compensatory resulting in an incremental compensation cost of $164,152 using the Black Scholes fair value methodology assumptions of .62 and 3.62 years expected term, no dividend, stock price of $0.41 and $0.49 per share and risk free interest rates of 3.22% and 2.91% immediately before and after the modification.

Donald H. Picker, Ph.D

        On September 23, 2003, Callisto entered into an employment agreement with Donald H. Picker, Ph.D., to serve as Vice President, Drug Development. The employment agreement was for a term of 18 months beginning September 23, 2003 and was automatically renewable for successive one year periods at the end of the term. Dr. Picker's salary was initially $175,000 per year and he was eligible to receive a cash bonus of up to $45,000 per year upon the achievement of certain performance milestones. In connection with his employment agreement, Dr. Picker received a grant of 325,000 stock options which vest over a three year period and are exercisable at $1.50 per share. On April 6, 2004 the employment agreement of Donald H. Picker, Callisto's Executive Vice President, R&D was amended. Dr. Picker's salary was increased from $175,000 to $200,000 per year and certain milestones were added upon which cash bonuses of up to $92,500 over a 12 month period may be paid. During the year ended December 31, 2006, Dr. Picker earned a bonus of $20,000 based on achievement of certain milestones. Dr. Picker resigned his position on December 19, 2006 and earned no bonus that year.

        On December 21, 2006, Callisto filed a complaint against Tapestry Pharmaceuticals, Inc., Leonard P. Shaykin and Kai P. Larson in the Supreme Court of the State of New York alleging that Tapestry used information they obtained pursuant to a confidential disclosure agreement between Callisto and Tapestry to cause Donald Picker, Ph.D., Callisto's former Executive Vice President, Research & Development, to resign and accept a position with Tapestry. In addition, Callisto is alleging that Tapestry fraudulently entered into the confidential disclosure agreement with Callisto and intentionally interfered with Dr. Picker's employment agreement with Callisto. Callisto is seeking actual and punitive damages. The defendants had filed a motion to dismiss the complaint against Messrs. Shaykin and Larsen.

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

Lease agreements:

        On August 20, 2003, Callisto entered into a five year lease for its corporate headquarters in New York City with an approximate rent of $100,000 annually through August 2008. On June 7, 2004 Callisto extended its lease for its corporate headquarters in New York City three additional years through June 30, 2011, and increased its space to 3,886 rentable square feet. This increased average annual rent to approximately $150,000. On November 4, 2003, Synergy entered a two year lease for laboratory space in New Jersey, principally to support combined Callisto and Synergy research efforts, with an approximate rent of $50,000 annually through November 2005, at which time Callisto did not renew its lease, because its research group moved to laboratory and office space in Doylestown PA, funded in full by the NIAID biodefense grant. During the twelve months ended December 31, 2007, 2006 and 2005 total rent expense was $197,224, $181,036 and $244,531, respectively. Total annual commitments under the remaining New York City lease for each of the years ended December 31, are as follows:

2008	154,555
2009	157,646
2010	160,799
2011	81,464

Total	$554,464

9.    Property and equipment:

        Equipment consists of laboratory, testing and computer equipment and furniture and fixtures consists of office furniture, both stated at cost, with useful lives ranging from 2-4 years, depreciated on a straight line basis. Depreciation expense for the years ended December 31, 2007, 2006, 2005 and from June 5, 1996 (inception) to December 31, 2007 was $3,142, $2,151, $18,856 and $89,930, respectively.

	December 31,
	2007	2006
Equipment	$54,896	$54,896
Furniture and fixtures	38,343	38,343
Leasehold Improvements	11,799	—
Less—Accumulated depreciation	(89,930)	(86,788)

Property and equipment, net	$15,108	$6,451

10.    Selected Quarterly Financial Data (Unaudited):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Amounts in dollars)
Year Ended December 31, 2007
Net loss applicable to common stockholders	$(1,949,623)	$(2,046,277)	$(12,963,642)	$(3,927,886)	$(20,887,428)
Net loss per share:
Basic and diluted	$(0.05)	$(0.05)	$(0.31)	$(0.09)	$(0.50)
Year Ended December 31, 2006
Net loss applicable to common stockholders	$(4,374,628)	$(3,416,171)	$(1,930,146)	$(5,582,769)	$(15,303,714)
Net loss per share:
Basic and diluted	$(0.12)	$(0.09)	$(0.05)	$(0.14)	$(0.40)

11.    Subsequent events:

        On January 31, 2008 the Board of Directors approved a reassignment, as well as, a decrease in the exercise price of the 1,323,822 warrants previously assigned from Trilogy to two unaffiliated entities in connection with the Settlement from $1.03 per share to $0.70 per share. The decrease in the exercise price was effective immediately and the reassignment will be effective at management's discretion. The Company is currently evaluating these modifications in accordance with SFAS 123R and any associated stock based compensation expense will be record during the quarter ended March 31, 2008. As of March 25, 2008 the Company had not reassigned the warrants.

Index to Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended
3.2	Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K filed on October 27, 2006)
3.3	Certificate of Amendment to Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.2 filed with the Company's Current Report on Form 8-K filed on December 27, 2006)
3.4	Certificate of Amendment to Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.2 filed with the Company's Current Report on Form 8-K filed on August 7, 2007)
3.5	Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series B Convertible Preferred Stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K filed on August 7, 2007)
3.6	Bylaws, as amended (Incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K filed on June 4, 2007)
4.1	1996 Incentive and Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on May 15, 2003)
4.2	Form of Warrant to purchase shares of common stock issued in connection with the sale of common stock (Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on January 28, 2004)
4.3	Form of Warrant issued to Trilogy Partners, Inc. (Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on July 22, 2005)
4.4	2005 Equity Compensation Incentive Plan (Incorporated by reference to Appendix B filed with the Company's Definitive Proxy Statement on Schedule 14A filed on August 31, 2005)
4.5	2005 Directors' Stock Option Plan (Incorporated by reference to Appendix C filed with the Company's Definitive Proxy Statement on Schedule 14A filed on August 31, 2005)
4.6	Form of Warrant to purchase Common Stock issued in connection with the sale of Common Stock (Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on February 9, 2006)
4.7	Form of Warrant to purchase Common Stock issued to certain selling agents in connection with the sale of Common Stock (Incorporated by reference to Exhibit 4.2 filed with the Company's Current Report on Form 8-K filed on February 9, 2006)
4.8	Form of Warrant issued pursuant to the Letter Agreement dated September 8, 2006 between Callisto Pharmaceuticals, Inc. and certain investors (Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on September 14, 2006)
4.9	Form of Warrant to purchase shares of Common Stock issued in connection with the sale of the Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on October 27, 2006)
4.10	Form of Warrant to purchase shares of Common Stock issued in connection with the sale of the Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on August 7, 2007)
4.11	Form of Common Stock Purchase Warrant to purchase 1,150,000 shares of common stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on October 1, 2007)

10.1	Employment Agreement dated June 13, 2003 by and between Callisto Pharmaceuticals, Inc. and Gary S. Jacob (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-QSB filed on August 20, 2003)*
10.2	Employment Agreement dated April 6, 2004 by and between Synergy Pharmaceuticals Inc. and Kunwar Shailubhai (Incorporated by reference to Exhibit 10.2 filed with the Company's Annual Report on Form 10-KSB on April 14, 2004)*
10.3	Amended and Restated License Agreement dated as of December 31, 2007 by and between Callisto Pharmaceuticals, Inc. and AnorMED Corporation, as successor in interest to AnorMED, Inc.**
10.5	Patent and Technology License Agreement dated August 12, 2004 by and between The Board of Regents of the University of Texas System, on behalf of The University of Texas M.D. Anderson Cancer Center and Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on September 7, 2004)**
10.6	License Agreement between Callisto Pharmaceuticals, Inc. and The Rockefeller University effective as of July 25, 2001 (Incorporated by reference to Exhibit 10.12 filed with the Company's Annual Report on Form 10-K filed on June 6, 2005)
10.7	Extension and Severance Compensation Agreement dated June 9, 2005 between Callisto Pharmaceuticals, Inc. and Gary S. Jacob (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on June 15, 2005)*
10.10	Amendment dated October 19, 2005 to the Employment Agreement dated as of June 13, 2003 by and between Callisto Pharmaceuticals, Inc. and Gary S. Jacob (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on October 21, 2005)*
10.12	Amendment dated October 19, 2005 to the Employment Agreement dated as of April 6, 2004 by and between Synergy Pharmaceuticals Inc. and Kunwar Shailubhai (Incorporated by reference to Exhibit 10.5 filed with the Company's Current Report on Form 8-K filed on October 21, 2005)*
10.13	Patent and Technology License Agreement dated January 10, 2006 between The University of Texas M.D. Anderson Cancer Center and Callisto Pharmaceuticals, Inc. (Incorporated by reference to exhibit 10.22 filed with the Company's Annual Report on Form 10-K filed on March 31, 2006.)**
10.15	Form of Letter Agreement dated September 8, 2006 between Callisto Pharmaceuticals, Inc. and certain investors (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on September 14, 2006)
10.16	Form of Amendment Agreement dated as of September 8, 2006 between Callisto Pharmaceuticals, Inc. and certain investors (Incorporated by reference to Exhibit 10.2 filed with the Company's Current Report on Form 8-K filed on September 14, 2006)
10.18	Form of Securities Purchase Agreement dated October 23, 2006 by and among Callisto Pharmaceuticals, Inc. and the purchasers set forth on the signature page thereto (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on October 27, 2006)
10.19	Form of Registration Rights Agreement dated October 23, 2006 by and among Callisto Pharmaceuticals, Inc. and the purchaser's signatory thereto (Incorporated by reference to Exhibit 10.2 filed with the Company's Current Report on Form 8-K filed on October 27, 2006)
10.20	Form of Securities Purchase Agreement dated December 20, 2006 by and among Callisto Pharmaceuticals, Inc. and the purchasers set forth on the signature page thereto (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on December 27, 2006)

10.21	Form of Securities Purchase Agreement dated January 10, 2007 by and among Callisto Pharmaceuticals, Inc. and the purchasers set forth on the signature page thereto (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on January 17, 2007)
10.22	Extension and Amendment Agreement dated January 25, 2007 between Callisto Pharmaceuticals, Inc. and Gabriele M. Cerrone (Incorporated by reference to Exhibit 10.23 filed with the Company's Annual Report on Form 10-K filed on April 17, 2007)*
10.23	Extension and Amendment Agreement dated February 16, 2007 between Callisto Pharmaceuticals, Inc. and Gary S. Jacob (Incorporated by reference to Exhibit 10.22 filed with the Company's Annual Report on Form 10-K filed on April 17, 2007)*
10.24	Form of Securities Purchase Agreement dated August 2, 2007 by and among Callisto Pharmaceuticals, Inc. and the purchasers set forth on the signature page thereto (Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on August 7, 2007)
10.25	Form of Registration Rights Agreement dated August 2, 2007 by and among Callisto Pharmaceuticals, Inc. and the purchaser's signatory thereto (Incorporated by reference to Exhibit 10.2 filed with the Company's Current Report on Form 8-K filed on August 7, 2007)
10.26	Amended and Restated Employment Agreement dated December 10, 2007 by and between Callisto Pharmaceuticals, Inc and Bernard Denoyer*
14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 filed with the Company's Annual Report on Form 10-KSB filed on April 14, 2004)
21	List of Subsidiaries
23	Consent of BDO Seidman, LLP
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this form pursuant to Item 601 of Regulation S-K.

**
Confidential treatment has been requested with respect to deleted portions of this agreement.

QuickLinks

CALLISTO PHARMACEUTICALS, INC. FORM 10-K INDEX
PART I
  ITEM 1. BUSINESS.
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A CONTROLS AND PROCEDURES.
  ITEM 9A(T) CONTROLS AND PROCEDURES.
  ITEM 9B. OTHER INFORMATION
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
  ITEM 11. EXECUTIVE COMPENSATION.
SUMMARY COMPENSATION TABLE
GRANTS OF PLAN-BASED AWARDS
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
DIRECTOR COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Index to Exhibits
SIGNATURES
CALLISTO PHARMACEUTICALS, INC. (A Development Stage Company) Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
CALLISTO PHARMACEUTICALS, INC. (A Development Stage Company) CONSOLIDATED BALANCE SHEETS
CALLISTO PHARMACEUTICALS, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS
CALLISTO PHARMACEUTICALS, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
CALLISTO PHARMACEUTICALS, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS
CALLISTO PHARMACEUTICALS, INC. (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Index to Exhibits