Form 10-Q
period 2008-06-30
CALLISTO PHARMACEUTICALS INC
filed 2008-07-31
CIK 1142380

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2008
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

        The number of the registrant's shares of common stock outstanding was 47,218,161 as of July 29, 2008.

CALLISTO PHARMACEUTICALS, INC.

FORM 10-Q

CONTENTS

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	1
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007 (unaudited) and the period June 5, 1996 (Inception) to June 30, 2008 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period June 5, 1996 (Inception) to June 30, 2008 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (unaudited) and for the period June 5, 1996 (Inception) to June 30, 2008 (unaudited)	11
	Notes to Condensed Consolidated Financial Statements (unaudited)	13
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II—OTHER INFORMATION
Item 1A.	Risk Factors	28
Item 6.	Exhibits	28
Signatures		29

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

ii

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

CALLISTO PHARMACEUTICALS, INC.
(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$945,256	$3,269,341
Short term investments	—	2,967,690
Prepaid expenses and other	122,123	88,820

	1,067,379	6,325,851
Property and equipment—net	12,028	15,108
Security deposits	73,716	73,716

	$1,153,123	$6,414,675

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,904,852	$3,254,992
Accrued expenses	1,359,208	1,366,333

	4,264,060	4,621,325

Stockholders' equity (deficit):
Series A convertible preferred stock, par value $0.0001, 700,000 shares authorized, 214,925 shares outstanding at June 30, 2008 with a liquidation preference of $2,149,250 and 218,675 shares outstanding at December 31, 2007 with a liquidation preference of $2,186,750	21	22
Series B convertible preferred stock, par value $0.0001, 2,500,000 shares authorized, 1,137,050 shares outstanding at June 30, 2008 with a liquidation preference of $11,370,500 and 1,147,050 shares outstanding at December 31, 2007 with a liquidation preference of $11,470,500	114	115
Common stock, par value $.0001, 225,000,000 shares authorized, 47,218,161 and 46,943,161 shares outstanding at June 30, 2008 and December 31, 2007, respectively	4,722	4,694
Additional paid-in capital	83,251,843	83,120,315
Deficit accumulated during development stage	(86,367,637)	(81,331,796)

	(3,110,937)	1,793,350

	$1,153,123	$6,414,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
					June 5, 1996 (Inception) to June 30, 2008
	2008	2007	2008	2007
Revenues	$—	$—	$—	$—	$—

Costs and expenses:
Research and development	1,064,545	1,119,036	3,081,528	2,077,718	31,730,071
Government grants	(30,000)	(59,113)	(30,000)	(103,069)	(1,135,318)
Purchased in process research and development	—	—	—	—	6,944,553
General and administrative	1,017,615	990,097	2,037,927	1,930,279	36,704,766

Loss from operations	(2,052,160)	(2,050,020)	(5,089,455)	(3,904,928)	(74,244,072)
Interest and investment income	8,077	3,743	53,614	28,714	841,924
Other income (expense), net	—	—	—	—	(171,846)
Change in fair value of Series B Preferred investor warrants from date of issuance to expiration of put option	—	—	—	—	2,591,005

Net loss	(2,044,083)	(2,046,277)	(5,035,841)	(3,876,214)	(70,982,989)
Series A Preferred stock beneficial conversion feature accreted as a dividend	—	—	—	(119,685)	(4,888,960)
Series A Preferred stock beneficial conversion feature accreted as a dividend	—	—	—	—	(10,495,688)

Net loss available to common stockholders	$(2,044,083)	$(2,046,277)	$(5,035,841)	$(3,995,899)	$(86,367,637)

Weighted average shares outstanding:
basic and diluted	47,218,161	39,633,090	47,171,183	39,412,846

Net loss per common share:
basic and diluted	$(0.04)	$(0.05)	$(0.11)	$(0.10)

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

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Series A Convertible Preferred Shares	Series A Convertible Preferred Stock	Series B Convertible Preferred Shares	Series B Convertible Preferred Stock	Common Shares	Common Stock Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Total Stockholders' Equity
Balance, December 31, 2006	586,125	$58	—	$—	39,194,996	$3,919	$61,290,509	$(60,444,368)	$850,118
Net loss for the year	—	—	—	—	—	—	—	(7,887,265)	(7,887,265)
Stock based compensation expense	—	—	—	—	—	—	591,561	—	591,561
Common stock issued for services	—	—	—	—	80,000	8	36,792	—	36,800
Series A convertible preferred stock, issued via private placement	28,000	3	—	—	—	—	279,997	—	280,000
Finders fees and expenses Series A private placement	—	—	—	—	—	—	(36,400)	—	(36,400)
Conversion of Series A preferred stock to common stock	(395,450)	(40)	—	—	7,668,165	767	(727)	—	—
Beneficial conversion feature accreted as a dividend to Series A convertible preferred stock	—	—	—	—	—	—	2,504,475	(2,504,475)	—
Series B convertible preferred stock, issued via private placement	—	—	1,147,050	115			11,470,385	—	11,470,500
Finders fees and expenses Series B private placement	—	—	—	—	—	—	(920,960)	—	(920,960)
Beneficial conversion feature accreted as a dividend to Series B convertible preferred stock	—	—	—	—	—	—	10,495,688	(10,495,688)	—
Change in fair value of Series B warrants from date of issuance to expiration of put option	—	—	—	—	—	—	(2,591,005)	—	(2,591,005)

Balance December 31, 2007	218,675	$22	1,147,050	$115	46,943,161	$4,694	$83,120,315	$(81,331,796)	$1,793,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Series A Convertible Preferred Shares	Series A Convertible Preferred Stock	Series B Convertible Preferred Shares	Series B Convertible Preferred Stock	Common Shares	Common Stock Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Total Stockholders' Equity (Deficit)
Balance, December 31, 2007	218,675	$22	1,147,050	$115	46,943,161	$4,694	$83,120,315	$(81,331,796)	$1,793,350
Net loss for the period	—	—	—	—	—	—	—	(5,035,841)	(5,035,841)
Stock based compensation expense	—	—	—	—	—	—	131,554	—	131,554
Conversion of Series A preferred stock to common stock	(3,750)	(1)	—	—	75,000	8	(7)	—	—
Conversion of Series B preferred stock to common stock	—	—	(10,000)	(1)	200,000	20	(19)	—	—

Balance June 30, 2008	214,925	$21	1,137,050	$114	47,218,161	$4,722	$83,251,843	$(86,367,637)	$(3,110,937)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2008	Six months ended June 30, 2007	Period from June 5, 1996 (inception) to June 30, 2008
Cash flows from operating activities:
Net loss	$(5,035,841)	$(3,876,214)	$(70,982,989)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,080	1,434	93,010
Purchase discount accreted as interest income on U.S.Treasury bills	(26,950)	—	(26,950)
Stock-based compensation expense	131,554	231,628	17,277,360
Purchased in-process research and development (non-cash portion)	—	—	6,841,053
Stock-based liquidated damages	—	—	579,696
Change in fair value of Series B preferred warrants from date of issuance to expiration of put option	—	—	(2,591,005)
Changes in operating assets and liabilities:
Prepaid expenses	(33,303)	(46,743)	(122,123)
Security deposit	—	—	(73,716)
Accounts payable and accrued expenses	(357,265)	231,478	3,971,632

Total adjustments	(282,884)	417,797	25,948,957

Net cash used in operating activities	(5,318,725)	(3,458,417)	(45,034,032)

Cash flows from investing activities:
Short term investments—purchased	—	—	(5,921,825)
Short term investments—liquidated	2,994,640	—	5,948,775
Acquisition of equipment	—	—	(105,037)

Net cash provided by (used in) investing activities	2,994,640	—	(78,087)

Cash flows from financing activities:
Issuance of common and preferred stock	—	280,000	48,719,673
Finders fees and expenses	—	(36,400)	(2,981,083)
Exercise of common stock warrants	—	—	318,785

Net cash provided by financing activities	—	243,600	46,057,375

Net (decrease) increase in cash and cash equivalents	(2,324,085)	(3,214,817)	945,256
Cash and cash equivalents at beginning of period	3,269,341	3,904,232	—

Cash and cash equivalents at end of period	$945,256	$689,415	$945,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2008	Six months ended June 30, 2007	Period from June 5, 1996 (inception) to June 30, 2008
Supplementary disclosure of cash flow information:
Cash paid for taxes	$11,481	$2,441	$139,837
Supplementary disclosure of non-cash investing and financing activities:
Series A Preferred stock beneficial conversion feature accreted as a dividend	$—	$119,685	$4,888,960
Series B Preferred stock beneficial conversion feature accreted as a dividend	$—	$—	$10,495,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business overview:

        Callisto Pharmaceuticals, Inc. ("Callisto" or the "Company") is a development stage biopharmaceutical company, whose primary focus is on biopharmaceutical product development. Since inception in June of 1996, Callisto's efforts have been principally devoted to research and development, securing and protecting patents and raising capital. From inception through June 30, 2008, Callisto has sustained cumulative net losses available to common stockholders of $86,367,637. Callisto's losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of proposed products, stock based compensation expense, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees, as well as deemed dividends attributable to the beneficial conversion rights of convertible preferred stock at issuance. From inception through June 30, 2008, Callisto has not generated any revenue from operations, expects to incur additional losses to perform further research and development activities and does not currently have any commercial biopharmaceutical products, and does not expect to have such for several years, if at all.

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

2. Basis of presentation and going concern:

        The accompanying condensed consolidated financial statements of Callisto which include its wholly owned subsidiaries: (1) Callisto Research Labs, LLC (including its wholly owned subsidiary, Callisto Pharma, GmbH (Germany—inactive)) and (2) Synergy Pharmaceuticals Inc. ("Synergy"), (including its wholly owned subsidiaries, Synergy Advanced Pharmaceuticals, Inc. and IgX, Ltd (Ireland—inactive)), have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The results of operations of Synergy are included in the consolidated financial statements from May 1, 2003 to June 30, 2008. All intercompany balances and transactions have been eliminated. These condensed consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with Callisto's audited financial statements and notes thereto for the year ended December 31, 2007, included in Form 10-K filed with the SEC on March 28, 2008. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, primarily consisting of normal adjustments, necessary for the fair presentation of the balance sheet and results of operations for the interim periods. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2008. The December 31, 2007 condensed consolidated balance sheet was derived from the audited consolidated financial statements as of that date.

        The consolidated financial statements as of June 30, 2008 and December 31, 2007 have been prepared under the assumption that Callisto will continue as a going concern for the twelve months

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Basis of presentation and going concern: (Continued)

ending December 31, 2008. Callisto's ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Callisto will be required to raise additional capital within the next twelve months to complete the development and commercialization of current product candidates and to continue to fund operations at its current cash expenditure levels.

        Net cash used in operating activities was approximately $5.3 million, $3.5 million and $45 million, for the six months ended June 30, 2008 and 2007 and for the period from June 5, 1996 (inception) to June 30, 2008, respectively. During the six months ended June 30, 2008 and 2007 and for the period from June 5, 1996 (inception) to June 30, 2008 Callisto incurred net losses available to common stockholders of approximately $5.0 million, $4.0 million and $86.4 million, respectively. To date, Callisto's sources of cash have been primarily limited to the sale of equity securities. Net cash provided by financing activities for the six months ended June 30, 2008 and 2007 and for the period from June 5, 1996 (inception) to June 30, 2008, was approximately $0, $244,000 and $46.1 million, respectively.

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

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Accounting for share-based payments

        Stock based compensation expense, related to employee and non-employee stock options, has been recognized in operating results as follow:

	Three Months Ended June 30,
			Six Months Ended June 30,		June 5, 1996 (Inception) to June 30, 2008
	2008	2007	2008	2007
Employees—included in research and development	$10,295	$14,698	$22,946	$32,544	$2,644,223
Employees—included in general and administrative	51,200	104,162	104,943	201,961	4,692,634

Subtotal employee stock option grants	61,495	118,860	127,889	234,505	7,336,857

Non-employee—research and development	(4,242)	—	3,577	—	123,641
Non-employee—general and administrative	(25,770)	16,601	88	(2,877)	9,816,862

Subtotal non-employee stock option grants	(30,012)	16,601	3,665	(2,877)	9,940,503

Total stock based compensation expense	$31,483	$135,461	$131,554	$231,628	$17,277,360

        The estimated fair value of each employee stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the three and six months ended June 30, 2008 and 2007. Callisto granted no stock options to employees, and no stock options were exercised, during the three and six months ended June 30, 2008.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008		2007
Risk free interest rate	N/A	4.7%	N/A	%	4.7%
Dividend yield	N/A	0.0%	N/A	%	0.0%
Expected volatility	N/A	60%	N/A	%	60%
Expected term	N/A	5 years	N/A		5–6 years

        The unrecognized compensation cost related to non-vested employee stock options outstanding at June 30, 2008 was $157,996, to be recognized over a weighted average vesting period of approximately 1 year. The weighted average remaining term of all options outstanding at June 30, 2008 was 5.6 years as compared to 7.3 years at December 31, 2007.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Accounting for share-based payments (Continued)

        A summary of stock option activity and of changes in stock options outstanding under Callisto's plans is presented below:

	Number of options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value Per Share
Balance outstanding, December 31, 2007	8,241,207	$0.66 - 6.75	$1.70
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeitures	(314,169)	$0.75 - 1.38	$0.85

Balance outstanding, June 30, 2008	7,927,038	$0.66 - 6.75	$1.73	$0.00

Exercisable as of June 30, 2008	5,726,705	$0.75 - 6.75	$1.67	$0.00

        Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004), Share-Based Payments ("SFAS 123R") requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to Callisto's accumulated deficit position, no tax benefits have been recognized in the cash flow statement.

4. Recent Accounting Pronouncements

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

        In December 2007, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 07-1, "Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property," ("EITF 07-1"), which provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure requirements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. Callisto is continuing to evaluate the impact of adopting the provisions of EITF 07-1; however, it does not anticipate that adoption will have a material effect on its consolidated results of operations or financial position.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Recent Accounting Pronouncements (Continued)

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Callisto is continuing to evaluate the impact of adopting the provisions of SFAS No. 160 and does not anticipate that adoption will have a material effect on its consolidated financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141(R), a revised version of SFAS No. 141, Business Combinations. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Callisto is continuing to evaluate the impact of adopting the provisions of SFAS 141 (R) and does not anticipate that adoption of this Statement will have a material effect on its consolidated financial position or results of operations.

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

5. Net Loss per Share

        Basic and diluted net loss per share is presented in conformity with SFAS No. 128, "Earnings per Share," for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Net Loss per Share (Continued)

common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares since the inclusion of issuable shares pursuant to the exercise of stock options and warrants, and the conversion of preferred stock would have been antidilutive. The following table sets forth the potentially dilutive effect of all outstanding derivative instruments which were not included in weighted average common shares outstanding as of:

	June 30, 2008	June 30, 2007
Common Shares outstanding (included in weighted-average shares)	47,218,161	39,741,661
Potentially dilutive common shares issuable upon: (not included in weighted average shares)
Exercise of warrants	45,162,920	16,296,620
Exercise of stock options	7,927,038	8,560,375
Conversion of Series A Convertible Preferred Stock	4,298,500	7,721,666
Conversion of Series B Convertible Preferred Stock	22,741,000	—

Total fully diluted	127,347,619	72,320,322

6. Stockholders' equity (deficit)

        During the six months ended June 30, 2008, 3,750 shares of Series A Convertible Preferred Stock were converted to 75,000 shares of common stock and 10,000 shares of Series B Convertible Preferred Stock were converted to 200,000 shares of common stock, at conversion price of $0.50 per share.

        On April 7, 2008, Callisto received notice from the staff of the American Stock Exchange ("AMEX") of its intent to strike Callisto's common stock from the AMEX by filing a delisting application with the SEC for failure to regain compliance with Sections 1003(a)(i) and 1003(a)(ii) of the Company Guide and falling out of compliance with Section 1003(a)(iii) of the Company Guide with shareholders' equity of less than $6,000,000 and losses from continuing operations and/or net losses in four of our five most recent fiscal years. On July 14, 2008, Callisto's common stock was delisted from the AMEX.

        On January 31, 2008, the Board of Directors approved a reassignment, as well as, a decrease in the exercise price, of the 1,323,822 warrants, previously assigned from Trilogy Capital Partners LLC to two unaffiliated entities, from $1.03 per share to $0.70 per share. The decrease in the exercise price was effective immediately and the reassignment will be effective at management's discretion. Callisto has determined that the price modifications was compensatory in accordance with SFAS 123R and the associated stock based compensation expense of $45,086 was recorded during the quarter ended March 31, 2008. As of June 30, 2008 Callisto had not reassigned the warrants.

7. Subsequent events

        On July 14, 2008, Pawfect Foods, Inc. (a company that sold stock to the public pursuant to a registration statement under the Securities Act of 1933, "Pawfect") acquired 100% ownership of Synergy from Callisto and other restricted holders of Synergy shares in exchange for 45,464,760 shares

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Subsequent events (Continued)

of Pawfect's common stock (or approximately 70% of Pawfect's outstanding common stock) after giving effect to:

  •
  A 75.69060773 for one forward stock split by Pawfect.

  •
  The cancellation of 1,981,503.650 of 2,000,000 restricted shares owned by Pawfect's principal stockholder.

  •
  A $3.0 million private placement of 5,000,000 shares of Pawfect's common stock to private investors.

        The transactions were completed under the terms of an Exchange Agreement dated as of July 11, 2008 (the "Exchange Agreement"), as amended and effective on July 14, 2008. Callisto received 44,590,000 of the 45,464,760 shares of Pawfect common stock exchanged for ownership of Synergy and is now the holder of approximately 68% of Pawfect's outstanding common stock. Pawfect will be consolidated with Callisto subsequent to the date of the transaction based on Callisto's 68% ownership interest in Pawfect. The remaining 874,760 shares of Pawfect common stock exchanged for ownership of Synergy were issued to certain executive officers of Synergy who received their shares pursuant to a Repurchase Agreement with Synergy dated July 3, 2008 and assumed by Pawfect. The shares of Synergy issued to such executive officers of Synergy will be recorded as stock based compensation expense.

        Simultaneously with completing the transactions contemplated by the Exchange Agreement, Pawfect completed a private placement of 5,000,000 shares of its common stock for aggregate gross proceeds of $3 million. On July 14, 2008, Gary S. Jacob, the current CEO and a director of the Company also became President and Acting Chief Executive Officer and a director of Pawfect, Gabriele M. Cerrone, the current Chairman of Callisto also became Chairman of Pawfect and Bernard Denoyer, the current Senior Vice President, Finance of Callisto also became Senior Vice President, Finance of Pawfect. On July 21, 2008 Pawfect amended its articles of incorporation to effect the actions necessary to complete the transactions contemplated by the Exchange Agreement and changed its name to Synergy Pharmaceuticals, Inc. Callisto is currently evaluating the accounting treatment of this transaction under relevant GAAP which will be reflected in our financial statements as of and for the three months ended September 30, 2008.

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

        Our subsidiary, Synergy Pharmaceuticals, Inc., is currently developing SP-304, a guanylyl cyclase C (GC-C) receptor agonist, to treat gastrointestinal disorders, primarily chronic constipation and constipation-predominant irritable bowel syndrome (IBS-C). On April 2, 2008, we filed an investigational new drug (IND) application with the FDA. On May 2, 2008 we received notice from the FDA that our proposed study was deemed safe to proceed and we initiated a Phase I clinical trial in volunteers on June 4, 2008. We plan to open a Phase Ib trial of SP-304 in 2009.

RECENT DEVELOPMENTS

        On April 7, 2008, we received notice from the staff of the American Stock Exchange of its intent to strike our common stock from the American Stock Exchange by filing a delisting application with the SEC for failure to regain compliance with Sections 1003(a)(i) and 1003(a)(ii) of the Company Guide and falling out of compliance with Section 1003(a)(iii) of the Company Guide with shareholders' equity of less than $6,000,000 and losses from continuing operations and/or net losses in four of our five most recent fiscal years. On July 14, 2008, our common stock was delisted from the AMEX.

        On April 16, 2008 we filed a universal "shelf" registration on Form S-3 with the Securities and Exchange Commission registering up to $25,000,000 of our common stock at a price to be determined, pursuant to Rule 415 under the Securities Act of 1933. The S-3 registration statement was declared effective on April 23, 2008.

        On May 16, 2008 we announced promising interim data from our ongoing open-label Phase II clinical trial of Atiprimod to treat low to intermediate grade neuroendocrine carcinoma (advanced carcinoid cancer). Overall, the interim results suggest that Atiprimod is an active and well tolerated drug in the treatment of carcinoid cancer. In this interim analysis, 25 of 46 enrolled patients had sufficient data available for evaluation. The median follow up of the patients was 6 months (range 2 to over 12 months). All patients enrolled in this study had evidence of progressing disease in the 6 months preceding enrollment. On June 2, 2008 details of this interim data from our ongoing open-label Phase II clinical trial of Atiprimod were presented at the 44th annual meeting of the American Society of Clinical Oncology (ASCO), held in Chicago May 30-June 3, 2008.

        On July 14, 2008, Pawfect Foods, Inc. (a company that sold stock to the public pursuant to a registration statement under the Securities Act of 1933, "Pawfect") acquired 100% ownership of Synergy Pharmaceuticals, Inc., a Delaware corporation ("Synergy-DE") from us and other restricted holders of Synergy-DE shares in exchange for 45,464,760 shares of Pawfect's common stock (or approximately 70% of Pawfect's outstanding common stock) after giving effect to:

  •
  A 75.69060773 for one forward stock split by Pawfect.

  •
  The cancellation of 1,981,503.650 of 2,000,000 restricted shares owned by Pawfect's principal stockholder.

  •
  A $3.0 million private placement of 5,000,000 shares of Pawfect's common stock to private investors.

        The transactions were completed under the terms of an Exchange Agreement dated as of July 11, 2008 (the "Exchange Agreement"), as amended and effective on July 14, 2008. We received 44,590,000 of the 45,464,760 shares of Pawfect common stock exchanged for ownership of Synergy-DE and we are now the holder of approximately 68% of Pawfect's outstanding common stock. Pawfect will be consolidated with us subsequent to the date of the transaction based on our 68% ownership interest in Pawfect. The remaining 874,760 shares of Pawfect common stock exchanged for ownership of Synergy-DE were issued to certain executive officers of Synergy-DE who received their shares pursuant to a Repurchase Agreement with Synergy-DE dated July 3, 2008 and assumed by Pawfect. The shares of Synergy-DE issued such executive officers of Synergy-DE will be recorded as stock based compensation expense.

        Simultaneously with completing the transactions contemplated by the Exchange Agreement, Pawfect completed a private placement of 5,000,000 shares of its common stock for aggregate gross proceeds of $3 million. On July 14, 2008, Gary S. Jacob, our current CEO and a director of Callisto also became President and Acting Chief Executive Officer and a director of Pawfect, Gabriele M. Cerrone, our current Chairman also became Chairman of Pawfect and Bernard Denoyer, our current Senior Vice President, Finance also became Senior Vice President, Finance of Pawfect. On July 21, 2008 Pawfect amended its articles of incorporation to effect the actions necessary to complete the transactions contemplated by the Exchange Agreement and changed its name to Synergy Pharmaceuticals, Inc. We are currently evaluating the accounting treatment of this transaction under relevant GAAP to be reflected in our financial statements as of and for the three months ended September 30, 2008.

        Since inception in June of 1996, our efforts have been principally devoted to research and development, securing and protecting patents and raising capital. From inception through June 30, 2008, we have sustained cumulative net losses available to common stockholders of $86,367,637. Our losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of proposed products, stock based compensation expense, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific advisory and financial consulting fees, as well as deemed dividends attributable to the beneficial conversion rights of convertible preferred stock at issuance. From inception through June 30, 2008, we have not generated any revenue from operations, expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years, if at all.

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

OFF-BALANCE SHEET ARRANGEMENTS

        We had no off-balance sheet arrangements as of June 30, 2008.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

        We had no revenues during the three months ended June 30, 2008 and 2007 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

        Research and development expenses decreased $54,491 or 5%, to $1,064,545 for the three months ended June 30, 2008 from $1,119,036 for the three months ended June 30, 2007. This decrease in research and development expense was attributable to lower in-house overhead, not allocated to specific programs, partially offset by higher program expenses. Program expenses are primarily incurred with outside contract research organizations ("CROs") and include pre-clinical animal testing, drug formulation, tableting, hospital patient costs, blood testing and FDA consultants. Our SP-304 program expenses increased to $681,332 for the three months ended June 30, 2008 from $275,120 during the three months ended June 30, 2007. Expenses incurred on our Atiprimod program decreased to $169,770 for the three months ended June 30, 2008 from $376,955 during the three months ended June 30, 2007.

        Research and development in-house overhead, not allocated to specific programs, totaled $130,485 and $338,904 during the three months ended June 30, 2008 and 2007, respectively, a decrease of $208,419 or 61%, as we focused substantially all of our research and development resources on established programs. As a percent of our total research and development costs these non program specific overhead expenses represented 12% and 30% of total research and development expenses during the three months ended June 30, 2008 and 2007, respectively.

        On April 1, 2006 we received an $885,641 biodefense partnership grant from the National Institute of Allergy and Infectious Diseases ("NIAID") to develop a monoclonal antibody and vaccine against bacterial superantigen toxins over the next two years. Government grant funding for the three months ended June 30, 2008 and 2007 was $30,000 and $59,113, respectively. The grant from the NIAID terminated on April 1, 2008 and we had approximately $3,000 remaining unspent as of June 30, 2008. Under the terms of the grant we have 90 days to pay expenses related to work performed prior to termination.

        General and administrative expenses for the three months ended June 30, 2008 increased $27,518 or 3%, to $1,017,615 for the three months ended June 30, 2008 from $990,097 for the three months ended June 30, 2007. This increase was primarily due to higher legal and accounting fees associated with our S-3 shelf registration statement filed in April 2008 and higher costs associated with our Sarbanes-Oxley compliance review and the related remediation actions undertaken during the quarter ended June 30, 2008.

        Net loss and net loss available to common stockholders for the three months ended June 30, 2008 was $2,044,083 compared to a net loss and net loss available to common stockholders of $2,046,277 incurred for the three months ended June 30, 2007. The decreased loss is the result of lower research and development expense offset by lower government grant income and higher general and administrative expenses, discussed above.

SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

        We had no revenues during the six months ended June 30, 2008 and 2007 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

        Research and development expenses increased $1,003,810 or 48%, to $3,081,528 for the six months ended June 30, 2008 from $2,077,718 for the six months ended June 30, 2007. This increase was primarily due to higher program specific expenses. Our program specific research and development expenditures during the six months ended June 30, 2008 were refocused onto development of SP-304, our most promising drug candidate. SP-304 development spending during the six months ended June 30, 2008 was significantly increased to approximately $2,157,278, up $1,855,912 or 616% from $301,366 during the six months ended June 30, 2007. Our other clinical cancer drug development programs were ramped down during the six months ended June 30, 2008 as clinical trials for these candidates came to a conclusion, specifically: (i) costs related to the development of L-Annamycin were reduced by approximately $106,000, or 33%, to approximately $212,000 and (ii) Atiprimod development spending was reduced approximately $677,000 or 77% to approximately $199,000.

        Research and development in-house overhead, not allocated to specific programs, totaled $512,846 and $574,374 during the three months ended June 30, 2008 and 2007, respectively, a decrease of $61,528 or 11%, as we focused more of our research and development resources on established clinical programs. As a percent of our total research and development costs these non program specific overhead expenses represented 17% and 28% of total research and development expenses during the six months ended June 30, 2008 and 2007, respectively.

        General and administrative expenses for the six months ended June 30, 2008 increased to $2,037,927, an increase of $107,648 or 6%, from $1,930,279 for the six months ended June 30, 2007. This increase was primarily due to higher legal and accounting fees associated with our S-3 shelf registration statement filed in April 2008 and higher costs associated with our Sarbanes-Oxley compliance review and the related remediation actions undertaken during the six months ended June 30, 2008.

        Net loss for the six months ended June 30, 2008 was $5,035,841 compared to a net loss of $3,876,214 incurred for the six months ended June 30, 2007. The increased net loss is the result of higher research and development and general and administrative expenses both of which are discussed above.

        The beneficial conversion dividend accreted to the Series A preferred stockholders, upon issuance in the six months ended June 30, 2007, was $119,685, resulting in a net loss available to common stockholders of $3,995,899 for the six months ended June 30, 2007. This compared to a net loss available to common stockholders of $5,035,841 reported for the six months ended June 30, 2008, during which period we had no preferred share transactions and no related beneficial conversion feature that needed to be accreted as a dividend.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2008 we had $945,256 in cash and cash equivalents, compared to $3,269,341 as of December 31, 2007. Net cash used in operating activities was approximately $5.3 million and $3.5 million for the six months ended June 30, 2008 and 2007 respectively. As of December 31, 2007 we also had approximately $3.0 million invested in U.S.Treasury bills classified as short term investments on our balance sheet, which investments were liquidated and returned to cash during the six months ended June 30, 2008.

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

        On April 7, 2008, we received notice from the staff of the American Stock Exchange of its intent to strike our common stock from the American Stock Exchange by filing a delisting application with the SEC for failure to regain compliance with Sections 1003(a)(i) and 1003(a)(ii) of the Company Guide and falling out of compliance with Section 1003(a)(iii) of the Company Guide with shareholders' equity of less than $6,000,000 and losses from continuing operations and/or net losses in four of our five most recent fiscal years. On July 14, 2008, our common stock was delisted from the American Stock Exchange.

        Our consolidated financial statements as of June 30, 2008 and December 31, 2007 have been prepared under the assumption that we will continue as a going concern for the twelve months ending December 31, 2008. Our independent registered public accounting firm has issued a report dated March 25, 2008 that included an explanatory paragraph referring to our recurring losses from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

        We rely heavily on incentive compensation in the form of stock options to recruit, retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options is designed to provide long-term incentives, develop and maintain an ownership stake and conserve cash during our development stage. Since inception through June 30, 2008 stock based compensation expense has totaled $17,277,360 or 20% of our total accumulated deficit of $86,367,637.

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004), Share-Based Payments ("SFAS 123R"). SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R was effective as of the beginning of the first interim or annual reporting period that began after December 15, 2005 and accordingly we adopted SFAS 123R on January 1, 2006, using the modified prospective method.

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

        For all fair value computations required for employee and non-employee stock-based compensation we use the Black-Scholes option-pricing model which requires assumptions for expected stock price volatility, expected term of the option, risk-free interest rate and expected dividend yield at the grant date. Our stock price has fluctuated from $3.95 per share as of December 31, 2003 to $0.25 per share as of June 30, 2008.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk on the fair values of certain assets is related to credit risk associated with securities held in money market accounts and the FDIC insurance limit on our bank balances. At June 30, 2008 our money market balances totaled approximately $800,000.

ITEM 4.    CONTROLS AND PROCEDURES

        Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2008, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

        The condensed consolidated financial statements as of and for the period ended June 30, 2008 include all adjustments identified as a result of the evaluation performed.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        As of June 30, 2008 we are in the process of remediating the material weaknesses which existed at December 31, 2007. We have added financial staff resources to our accounting and finance department and implemented certain other controls and procedures which management believes will prevent the recurrence of the material weakness described above. However, it will require a period of time to determine the operating effectiveness of these newly implement internal controls over financial reporting. We plan to be testing and re-evaluating our controls periodically during 2008.

        Other than described above there were no changes in our internal controls over financial reporting that could significantly affect internal controls over financial reporting during the quarter ended June 30, 2008.

 PART II. OTHER INFORMATION

ITEM 1A.    RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, which could materially affect our business, financial condition or future results. There have been no other material changes during the quarter ended June 30, 2008 to the risk factors discussed in the periodic reports noted above:

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

CALLISTO PHARMACEUTICALS, INC. (Registrant)
Date: July 31, 2008	By:	/s/ GARY S. JACOB Gary S. Jacob Chief Executive Officer
Date: July 31, 2008	By:	/s/ BERNARD F. DENOYER Bernard F. Denoyer Senior Vice President, Finance

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