Form 10-Q
period 2009-03-31
CALLISTO PHARMACEUTICALS INC
filed 2009-05-20
CIK 1142380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2009
or
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of the registrant's shares of common stock outstanding was 50,914,341 as of May 18, 2009.

 CALLISTO PHARMACEUTICALS, INC.

FORM 10-Q

CONTENTS

PART I—FINANCIAL INFORMATION		2
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	2
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and 2008 (unaudited) and the period June 5, 1996 (Inception) to March 31, 2009 (unaudited)	3
	Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period June 5, 1996 (Inception) to March 31, 2009 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 (unaudited) and for the period June 5, 1996 (Inception) to March 31, 2009 (unaudited)	12
	Notes to Condensed Consolidated Financial Statements (unaudited)	14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4T.	Controls and Procedures	30
PART II—OTHER INFORMATION		31
Item 1A.	Risk Factors	31
Item 6.	Exhibits	31
Signatures		32

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

        The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008 and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Callisto's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

ii

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

CALLISTO PHARMACEUTICALS, INC.
(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$44,876	$301,323
Cash in escrow	199,042	201,908
Prepaid expenses and other	28,572	59,756

Total Current Assets	272,490	562,987

Property and equipment, net	18,615	20,649
Security deposits	78,116	78,116

Total Assets	$369,221	$661,752

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$3,944,471	$3,687,549
Accrued expenses	1,304,407	1,136,264

Total Current Liabilities	5,248,878	4,823,813
Notes payable	113,036	20,176
Derivative financial instruments, at estimated fair value—warrants	2,302,735	—

Total Liabilities	7,664,649	4,843,989

Commitments and contingencies
Stockholders' Deficit:
Series A convertible preferred stock, par value $0.0001, 700,000 shares authorized, 88,000 and 98,000 shares outstanding with a liquidation preference of $880,000 and $980,000 at March 31, 2009 and December 31, 2008, respectively	9	10
Series B convertible preferred stock, par value $0.0001, 2,500,000 shares authorized, 1,087,500 and 1,137,050 shares outstanding with a liquidation preference of $10,875,000 and $11,370,500 at March 31, 2009 and December 31, 2008, respectively	109	114
Common stock, par value of $.0001 per share: Authorized 225,000,000 shares at December 31, 2008 and 2007; 50,747,661 and 49,556,661 shares outstanding at March 31, 2009 and December 31, 2008, respectively	5,074	4,955
Additional paid-in capital	87,203,523	86,799,951
Deficit accumulated during development stage	(94,185,253)	(90,987,267)

Total Stockholders' Deficit	(6,976,538)	(4,182,237)
Non-controlling interest	(318,890)	—

Total Deficit	(7,295,428)	(4,182,237

Total Liabilities and Stockholders' Deficit	$369,221	$661,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	For the period From June 5, 1996 (Inception) to March 31, 2009
Revenues	$—	$—	$—

Costs and expenses:
Research and development	398,022	2,016,983	34,496,286
Government grant	—	—	(1,135,318)
Purchased in process research and development	—	—	6,944,553
General and administrative	956,576	1,020,312	39,935,181

Loss from operations	(1,354,598)	(3,037,295)	(80,240,702)
Interest and investment income	211	45,537	864,538
Other income (expense), net	(41,486)	—	(213,333)
Change in fair value of derivative instruments—warrants	(217,103)	—	2,373,902

Net loss	(1,612,976)	(2,991,758)	(77,215,595)
Net loss attributable to non-controlling interest	318,890	—	318,890

Net loss attributable to controlling interest	(1,294,086)	(2,991,758)	(76,896,705)
Series A Preferred stock beneficial conversion feature accreted as a dividend	—	—	(4,888,960)
Series B Preferred stock beneficial conversion feature accreted as a dividend	—	—	(10,495,688)

Net loss available to common stockholders	$(1,294,086)	$(2,991,758)	$(92,281,353)

Weighted average shares outstanding:
basic and diluted	50,627,450	47,124,205
Net loss per common share:
basic and diluted	$(0.03)	$(0.06)

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

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Convertible Preferred Shares	Series A Convertible Preferred Stock, Par Value	Series B Convertible Preferred Shares	Series B Convertible Preferred Stock, Par Value	Common Shares	Common Stock, Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Total Stockholders' Equity
Balance, December 31, 2006	586,125	$58	—	$—	39,194,996	$3,919	$61,290,509	$(60,444,368)	$850,118
Net loss for the year	—	—	—	—	—	—	—	(7,887,265)	(7,887,265)
Stock-based compensation expense	—	—	—	—	—	—	591,561	—	591,561
Common stock issued for services	—	—	—	—	80,000	8	36,792	—	36,800
Series A convertible preferred stock, issued via private placement	28,000	4	—	—	—	—	279,997	—	280,001
Finders fees and expenses, Series A private placement	—	—	—	—	—	—	(36,400)	—	(36,400)
Conversion of Series A preferred stock to common stock	(395,450)	(40)	—	—	7,668,165	767	(727)	—	—
Beneficial conversion feature accreted as a dividend to Series A preferred stock	—	—	—	—	—	—	2,504,475	(2,504,475)	—
Series B convertible preferred stock, issued via private placement	—	—	1,147,050	115	—	—	11,470,385	—	11,470,500
Finders fees and expenses, Series B private placement	—	—	—	—	—	—	(920,960)	—	(920,960)
Beneficial conversion feature accreted as a dividend to Series B preferred stock	—	—	—	—	—	—	10,495,688	(10,495,688)	—
Change in fair value of Series B warrants from date of issuance to expiration of put option	—	—	—	—	—	—	(2,591,005)	—	(2,591,005)

Balance, December 31, 2007	218,675	22	1,147,050	115	46,943,161	4,694	83,120,315	(81,331,796)	1,793,350
Net loss for the year	—	—	—	—	—	—	—	(9,655,471)	(9,655,471)
Recapitalization of majority owned subsidiary via private placements of common stock	—	—	—	—	—	—	2,951,913	—	2,951,913
Minority interest in equity of subsidiary acquired	—	—	—	—	—	—	(42,824)	—	(42,824)
Stock-based compensation expense	—	—	—	—	—	—	589,063	—	589,063
Proceeds from issuance of 11% Notes attributable to detachable warrants	—	—	—	—	—	—	181,732	—	181,732
Conversion of Series A preferred stock to common stock	(120,675)	(12)	—	—	2,413,500	241	(229)	—	—
Conversion of Series B preferred stock to common stock	—	—	(10,000)	(1)	200,000	20	(19)	—	—

Balance, December 31, 2008	98,000	$10	1,137,050	$114	49,556,661	$4,955	$86,799,951	$(90,987,267)	$(4,182,237)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Convertible Preferred Shares	Series A Convertible Preferred Stock	Series B Convertible Preferred Shares	Series B Convertible Preferred Stock	Common Shares	Common Stock Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Non- Controlling Interest	Total Stockholders' Equity (Deficit)
Balance, December 31, 2008	98,000	$10	1,137,050	$114	49,556,661	$4,955	$86,799,951	$(90,987,267)	$—	$(4,182,237)
Cumulative effect of adoption of EITF Issue 07-05	—	—	—	—	—	—	(181,732)	(1,903,900)	—	(2,085,632)
Net loss for the period	—	—	—	—	—	—	—	(1,294,086)	(318,890)	(1,612,976)
Stock based compensation expense	—	—	—	—	—	—	194,417	—	—	194,417
Conversion of Series A preferred stock to common stock	(10,000)	(1)	—	—	200,000	20	(19)	—	—	—
Conversion of Series B preferred stock to common stock	—	—	(49,550)	(5)	991,000	99	(94)	—	—	—
Private placements of common stock of majority owned subsidiary	—	—	—	—	—	—	391,000	—	—	391,000
Balance March 31, 2009	88,000	$9	1,087,500	$109	50,747,661	$5,074	$87,203,523	$(94,185,253)	$(318,890)	(7,295,428)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008	Period from June 5, 1996 (inception) to March 31, 2009
Cash flows from operating activities:
Net loss	$(1,612,976)	$(2,991,758)	$(77,215,595)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,034	1,540	98,618
Purchase discount accreted as interest income on U.S.Treasury bills	—	(26,950)	(26,950)
Stock-based compensation expense	194,417	100,071	17,929,286
Purchased in-process research and development (non-cash portion)	—	—	6,841,053
Interest expense on long term notes	41,486	—	41,486
Stock-based liquidated damages	—	—	579,696
Change in fair value of derivative instruments—warrants	217,103	—	(2,373,902)
Minority interest in net losses of majority owned subsidiary	—	—	(335,254)
Changes in operating assets and liabilities:
Prepaid expenses	31,184	59,302	(28,572)
Security deposit	—	—	(78,116)
Accounts payable and accrued expenses	425,065	(175,047)	5,248,881

Total adjustments	911,289	(41,084)	27,896,226

Net cash used in operating activities	(701,687)	(3,032,842)	(49,319,369)

Cash flows from investing activities:
Short term investments—purchased	—	—	(5,921,825)
Short term investments—liquidated	—	—	5,948,775
Acquisition of equipment	—	—	(117,233)

Net cash used in investing activities	—	—	(90,283)

Cash flows from financing activities:
Issuance of common and preferred stock	—	—	48,719,673
Finders fees and expenses	—	—	(2,981,083)
Proceeds from sale of 11% Notes	245,240	—	245,240
Proceeds of private placement of majority owned subsidiary's common stock, net of fees and expenses	200,000	—	3,151,913
Exercise of common stock warrants	—	—	318,785

Net cash provided by financing activities	445,240	—	49,454,528

Net (decrease) increase in cash and cash equivalents	(256,447)	(3,032,842)	44,876
Cash and cash equivalents at beginning of period	301,323	3,269,341	—

Cash and cash equivalents at end of period	$44,876	$236,499	$44,876

The accompanying notes are an integral part of these condensed consolidated financial statements

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008	Period from June 5, 1996 (inception) to March 31, 2009
Supplementary disclosure of cash flow information:
Cash paid for taxes	$6,141	$11,481	$167,866
Supplementary disclosure of non-cash investing and financing activities:
Series A Preferred stock beneficial conversion feature accreted as a dividend	$—	$—	$4,888,960
Series B Preferred stock beneficial conversion feature accreted as a dividend	$—	$—	$10,495,688
Cash received in escrow for private placement of majority-owned subsidiary common stock and sale of Callisto 11% Notes	$199,042	$—	$199,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business overview:

        Callisto Pharmaceuticals, Inc. ("Callisto" or the "Company") is a development stage biopharmaceutical company, whose primary focus is on biopharmaceutical product development. Since inception in June of 1996, Callisto's efforts have been principally devoted to research and development, securing and protecting patents and raising capital. From inception through March 31, 2009, Callisto has sustained cumulative net losses available to common stockholders of $92,281,353. Callisto's losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of proposed products, stock based compensation expense, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees, as well as deemed dividends attributable to the beneficial conversion rights of convertible preferred stock at issuance. From inception through March 31, 2009, Callisto has not generated any revenue from operations, expects to incur additional losses to perform further research and development activities and does not currently have any commercial biopharmaceutical products, and does not expect to have such for several years, if at all.

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

2. Basis of presentation and going concern:

        These condensed consolidated financial statements include Callisto and subsidiaries: (1) Callisto Research Labs, LLC (including its wholly-owned subsidiary, Callisto Pharma, GmbH (Germany—inactive)), and (2) Synergy Pharmaceuticals, Inc. (including Synergy's wholly-owned subsidiaries, Synergy-DE, Synergy Advanced Pharmaceuticals, Inc. and IgX, Ltd (Ireland—inactive)). All intercompany balances and transactions have been eliminated. These condensed consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with Callisto's audited financial statements and notes thereto for the year ended December 31, 2008, included in Form 10-K filed with the SEC on April 15, 2009. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, primarily consisting of normal adjustments, necessary for the fair presentation of the balance sheet and results of operations for the interim periods. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2009. The condensed consolidated balance sheet as of December 31, 2008 was derived from the audited consolidated financial statements as of that date.

        The condensed consolidated financial statements as of March 31, 2009 and December 31, 2008 have been prepared under the assumption that Callisto will continue as a going concern for the twelve month ending December 31, 2009. Callisto's ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and,

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Basis of presentation and going concern: (Continued)

ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Callisto will be required to raise additional capital within the next twelve months to complete the development and commercialization of current product candidates and to continue to fund operations at its current cash expenditure levels.

        Net cash used in operating activities was $701,687 during the three months ended March 31, 2009 as compared to $3,032,842 for the three months ended March 31, 2008. During the three months ended March 31, 2009 and 2008 Callisto incurred net losses available to common stockholders of $1,294,086 and $2,991,758, respectively. To date, Callisto's sources of cash have been primarily limited to the sale of equity securities. Net cash provided by financing activities for the three months ended March 31, 2009 and 2008 and for the period from June 5, 1996 (inception) to March 31, 2009, was $445,240, $0 and $49,454,528, respectively. On April 15, 2009, Synergy sold 1,045,714 shares of unregistered common stock at $0.70 per share to a private investor for aggregate proceeds of $732,000.

        Worldwide economic conditions and the international equity and credit markets have significantly deteriorated and may remain depressed for the foreseeable future. These developments will make it more difficult for us to obtain additional equity or credit financing, when needed. Callisto has accordingly taken steps to conserve our cash which include extending payment terms to our vendors and suppliers as well as and staff salary cuts and deferrals. These actions may not be sufficient to allow the Company time to raise additional capital.

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

3. Recent Accounting Pronouncements

        Effective January 1, 2009, the Company adopted SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements." This statement amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to establish accounting and reporting standards for a non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a non-controlling interest in a subsidiary is an ownership in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of SFAS 160 impacted the presentation and disclosure of noncontrolling (minority) interests in the Company's condensed consolidated financial statements. SFAS 160 is to be applied prospectively. The

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Recent Accounting Pronouncements (Continued)

noncontrolling (minority) interest relates to third party shareholders of Synergy who own 32% of Synergy since July 14, 2008.

        The net loss attributable to the non-controlling interest totaled $318,890 during the three months ended March 31, 2009 and this was recorded as such in the condensed consolidated financial statements prospectively upon adoption of SFAS No. 160 on January 1, 2009. The net loss attributable to the non-controlling interest of $1,139,746 for the period from July 14, 2008 (inception of non-controlling interest) to December 31, 2008 was not retrospectively adjusted in Callisto's Consolidated Financial Statements for the period ended and as of December 31, 2008 because the non-controlling interest had been reduced to zero. If this amount had been recorded, Callisto's net loss available to common stockholders would have been $89,847,521 from inception through December 31, 2008.

        In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board ("APB") 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FSP 107-1"). FSP 107-1 amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 107-1 requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the potential impact of the provisions of FSP FAS 107-1 and APB 28-1.

        In April 2009, the FASB issued FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ("FSP 115-2 and 124-2"). FSP 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 115-2 and 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 115-2 and 124-2 requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the potential impact of the provisions of FSP FAS 115-2 and FAS 124-2.

        In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4"). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Recent Accounting Pronouncements (Continued)

initial adoption, FSP 157-4 requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the potential impact of the provisions of FSP FAS 157-4.

        In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force ("EITF") Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF No. 07-05"). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company adopted of EITF No. 07-05 on January 1, 2009. See Note 6 below.

        In February 2008, the FASB issued FSP No. 157-2, Partial Deferral of the Effective Date of Statement 157, ("FSP No. 157-2"). FSP No. 157-2 delays the effective date of SFAS No. 157, Fair Value Measurements ("SFAS No. 157") for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on January 1, 2009 and the adoption did not have a material impact on its consolidated financial position, results of operations or cash flows.

        In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, ("EITF No. 07-1"), which provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure requirements. EITF No. 07-1 is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company adopted the provisions of EITF No. 07-1on January 1, 2009 and the adoption did not have a material impact on its consolidated financial position, results of operations or cash flows.

4. Accounting for share-based payments

        The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. The Company adopted SFAS No. 123R for employee awards effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of APB No. 25 for all awards granted to employees prior to the effective date of SFAS No. 123R that remained unvested on the effective date.

        The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF No. 00-18 "Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees" whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Accounting for share-based payments (Continued)

which the necessary performance to earn the equity instruments is complete. Accordingly the fair value of these options is being "marked to market" quarterly until the measurement date is determined.

Callisto options

        Stock based compensation expense, related to Callisto employee and non-employee share based payments, has been recognized in operating results as follow:

	Three Months Ended March 31,
			June 5, 1996 (Inception) to March 31, 2009
	2009	2008
Employees—included in research and development	$6,932	$12,651	$2,668,817
Employees—included in general and administrative	18,328	53,743	4,768,281

Subtotal employee stock option grants	25,260	66,394	7,437,098
Non-employee—research and development	—	7,820	102,750
Non-employee—general and administrative	(7,3399)	25,858	9,833,059

Subtotal non-employee stock option grants	(7,339)	33,678	9,935,809

Total stock based compensation expense	$17,921	$100,071	$17,372,907

        The unrecognized compensation cost related to employee non-vested Callisto stock options outstanding at March 31, 2009, net of expected forfeitures, was $59,202, to be recognized over a weighted average vesting period of approximately six months. The weighted-average remaining term of all options outstanding at March 31, 2009 was 4.9 years as compared to 5.1 years at December 31, 2008.

        On January 31, 2008, the Board of Directors approved a reassignment, as well as, a decrease in the exercise price, of the 1,323,822 warrants, previously assigned from Trilogy Capital Partners LLC to two unaffiliated entities, from $1.03 per share to $0.70 per share. The decrease in the exercise price was effective immediately and the reassignment will be effective at management's discretion. Callisto has determined that the price modifications was compensatory in accordance with SFAS 123R and the associated stock based compensation expense of $45,086 was recorded during the quarter ended March 31, 2008. As of March 31, 2009 Callisto had not reassigned the warrants.

        Callisto granted no stock options during the quarter ended March 31, 2009. The estimated fair value of each Callisto employee stock option award was determined on the date of grant using the

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Accounting for share-based payments (Continued)

Black-Scholes option valuation model with the following weighted-average assumptions during the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
	2009	2008
Risk free interest rate	n/a	4.68%
Dividend yield	n/a	0.0%
Expected volatility	n/a	60%
Expected term	n/a	6 years

        A summary of stock option activity and of changes in Callisto stock options outstanding under Callisto's plans is presented below:

	Number of options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value Per Share
Balance outstanding, December 31, 2008	7,938,538	$0.08 - 6.75	$1.72	$—
Granted	—	$—	$—
Forfeitures	—	$—	$—

Balance outstanding, March 31, 2009	7,938,538	$0.08 - 6.75	$1.72	$—

Exercisable as of March 31, 2009	6,030,205	$0.47 - 6.75	$1.64	$—

Synergy Options

        Synergy adopted The 2008 Equity Compensation Incentive Plan (the "Plan") during the quarter ended September 30, 2008. Stock options granted under the Plan typically vest after three years of continuous service from the grant date and have a contractual term of ten years. Synergy did not issue stock options prior to the quarter ended September 30, 2008. Synergy granted no stock options during the quarter ended March 31, 2009.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Accounting for share-based payments (Continued)

        Stock-based compensation expense related to Synergy options and restricted stock units have been recognized in operating results as follow:

	Three months ended March 31
			November 15, 2005 (inception) to March 31, 2009
	2009	2008
Employees—included in research and development	$43,241	n/a	$122,771
Employees—included in general and administrative	56,073	n/a	168,801
Non-employees—included in research and development	8,362	n/a	16,910
Non-employees—included in general and administrative	68,820	n/a	247,897

Total stock-based compensation expense	$176,496	n/a	$556,379

        The unrecognized compensation cost related to non-vested Synergy employee stock options outstanding at March 31, 2009, net of expected forfeitures, was $1,162,156, to be recognized over a weighted-average remaining vesting period of approximately 2.3 years.

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

        On July 3, 2008, 874,760 restricted stock units were granted by Synergy-DE and assumed by Synergy as part of the Exchange Transaction and are subject to a repurchase agreement, as defined. These restricted stock units were issued to certain officers and a consultant of Synergy. The fair value of each Synergy restricted stock unit is estimated on the grant date based on the price paid by shareholders participating in Synergy's July 14, 2008 private placement. As of March 31, 2009 there were 874,760 Synergy restricted stock units outstanding. The fair value of the 874,760 Synergy restricted stock units on the date of grant was $524,856 of which $48,530 was recorded as stock-based compensation expense during the three months ended March 31, 2009.

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

	March 31, 2009	March 31, 2008
Common Shares outstanding	50,747,661	47,218,161
Potentially dilutive common shares issuable upon:
Exercise of warrants	57,771,750	45,162,920
Exercise of stock options	7,938,538	8,191,207
Conversion of Series A Convertible Preferred Stock	1,760,000	4,298,500
Conversion of Series B Convertible Preferred Stock	21,750,000	22,741,000

Total fully diluted	139,967,949	127,611,788

6. Derivative Financial Instruments

        Effective January 1, 2009, the Company adopted EITF Issue No. 07-05, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-05"). EITF 07-05 clarifies the determination of whether an instrument issued by an entity (or an embedded feature in the instrument) is indexed to an entity's own stock, which would qualify as a scope exception under SFAS 133.

        Based upon the Company's analysis of the EITF 07-05 criteria, certain warrants (the "New Warrants") issued in connection with the issuance of the 11% Notes (see Note 8 below) must now be treated as derivative liabilities in the Company's statement of financial position. Prior to the adoption of EITF 07-05, the Company accounted for the Warrants as components of stockholders' equity under SFAS 133.

        Consistent with EITF 07-05's requirements, the Company recognized the cumulative effect of the change in accounting principle to reduce the opening balance of the deficit accumulated during the development stage for fiscal year 2009. The cumulative effect adjustment of $1,903,900 represents the difference between the amounts recognized in the statement financial position before initial application of EITF 07-05 on January 1, 2009 and the initial fair value of the warrants. Additionally, the initial relative fair value of the Warrants, aggregating $181,732, which were initially recorded as additional paid-in capital upon issuance, was reclassified to long-term liabilities upon adoption of EITF 07-05. (See Note 8.) The total amount recognized at initial issuance of $2,085,632 was determined based on the estimated fair value of the Warrants using a Black-Scholes option pricing model. Prospectively, the New Warrants will be re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value will be recorded as non-cash valuation adjustments within other income (expense) in the Company's statement of operations. During the three months ended March 31, 2009, the Company recorded other expense of $217,103 relating to the net change in fair value of the New

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Derivative Financial Instruments (Continued)

Warrants during this period based on an estimated fair value of $2,302,735 for the New Warrants as of March 31, 2009.

        The net change in the fair value of the New Warrants of $217,103 during the three months ended March 31, 2009 is comprised of: (i) a $232,505 decrease in the fair value of the 23,219,105 New Warrants which were the basis for the cumulative effect adjustment on January 1, 2009 of $2,085,632, (ii) a $562,270 increase the derivative liabilities balance attributable to the fair value of an additional 5,633,726 New Warrants issued January 31, 2009 in connection with the second traunche of $51,374 of 11% Notes and (iii) a $112,662 decrease in the fair value of the 5,633,726 New Warrants for the period from February 1, 2009 to March 31, 2009.

        The Company estimates the fair value of the New Warrants using the Black-Scholes option pricing model. The assumptions used for the three months ended March 31, 2009 are noted in the following table:

Three Months Ended March 31, 2009
Expected option term	8 years
Risk-free interest rate	2.01% - 2.28%
Expected volatility	200%
Dividend yield	0%

        Expected volatility is based on historical volatility of the Company's common stock. The New Warrants have a transferability provision and based on guidance provided in SAB 107 for options issued with such a provision, we used the full contractual term as the expected term of the New Warrants. The risk free rate is based on the U.S. Treasury security rates consistent with the expected term of the New Warrants.

7. Fair Value Measurements

        The following table presents the Company's liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2009:

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2009
Derivative liabilities related to Warrants	$—	$—	$2,302,735	$2,302,735

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Fair Value Measurements (Continued)

        The following table sets forth a summary of changes in the fair value of the Company's Level 3 liabilities for the three months ended March 31, 2009:

Description	Balance at December 31, 2008	Cumulative Effect of the Adoption of EITF 07-05 (See Note 4)	Unrealized Losses	Balance as of March 31, 2009
Derivative liabilities related to Warrants	$—	$2,085,632	$217,103	$2,302,735

        The unrealized losses on the derivative liabilities are classified in other expenses as a change in derivative liabilities in the Company's statement of operations. Fair value is determined based on Black-Scholes option pricing model calculation. (See Note 6).

        A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

8. Stockholders' deficit

        During the three months ended March 31, 2009, 10,000 shares of Series A Convertible Preferred Stock were converted to 200,000 shares of common stock and 49,550 shares of Series B Convertible Preferred Stock were converted to 991,000 shares of common stock, at conversion price of $0.50 per share.

        On December 30, 2008, Callisto entered into a securities purchase and exchange agreement ("Purchase Agreement") with several investors, each of whom were holders of record as of November 4, 2008 of outstanding warrants to purchase shares of the Company's common stock, exercisable at $0.50 or $0.70 per share until August 2, 2010 ("Series B Warrants"). The Series B Warrants were issued in connection with the private placement of the Company's Series B Preferred Shares on August 2, 2007. Pursuant to the Purchase Agreements Callisto issued $201,908 of an authorized $500,000 11% Secured Notes due April 15, 2010 ("11% Notes") with no discount. Interest on the 11% Notes is due at maturity and repayment of the 11% Notes is secured by a pledge of up to 1,900,000 shares (if all $500,000 principal amount of the 11% Notes is sold) of the common stock of Synergy owned by us. On February 3, 2009, Callisto issued an additional $51,374 of the 11% Notes bringing the aggregate proceeds from issuance of 11% Notes since inception to $253,282. Of these proceeds $8,042 remained in escrow as of March 31, 2009.

        Pursuant to the Purchase Agreement, Callisto issued, to the December 30, 2008 purchasers of the 11% Notes, 23,219,105 common stock purchase warrants ("2008 New Warrants") in exchange for the surrender and cancellation of 11,298,123 outstanding Series B Warrants. The 2008 New Warrants have an exercise price, subject to certain anti-dilution adjustments, of $0.02 per share and are exercisable at any time on or prior to December 31, 2016.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Stockholders' deficit (Continued)

        The proceeds from the issuance of these instruments were allocated to the notes and warrants based upon the relative fair value amounts of the fair value of the notes and the estimated fair value of the warrants. The 2008 New Warrants had a fair value of $1,853,616 upon issuance, measured utilizing the Black Scholes fair value methodology using assumptions of 8 years for expected term, volatility of 200%, no dividends and a risk free interest rate of 1.76%. This resulted in a debt discount of $181,732 apportioned to the 2008 New Warrants recorded as additional paid in capital and the balance of $20,176 was reflected on the Company's balance sheet as long term notes as of December 31, 2008. The debt discount of $181,732 will be accreted to the 11% Notes as interest expense over the life of the 11% Notes and such accretion totaled $34,800 for the three months ended March 31, 2009. The following table summarizes activity in the 11% Notes payable and the related interest expense for the three months ended March 31, 2009:

	11% Notes	Interest expense
11% Notes issued during the year ended December 31, 2008	$201,908	$—
Apportionment of net proceeds to 2008 New Warrants recorded as additional paid in capital (11% Note discount)	(181,732)

11% Notes balance at December 31, 2008	20,176	—
11% Notes issued during the three months ended March 31, 2009	51,374
Accretion of 11% Note discount to interest expense	34,800	34,800
11% nominal interest expense	6,686	6,686

11% Notes balance March 31, 2009	$113,036	$41,486

        On February 13, 2009, Synergy sold 285,714 shares of unregistered common stock at $0.70 per share to a private investor for aggregate proceeds of $200,000. On March 31, 2009 Synergy sold 280,000 shares of unregistered common stock at $0.70 per share to two private investors for aggregate proceeds of $196,000. There were no warrants issued or finder's fees associated with these transactions, although the Company incurred $5,000 in legal fees. Net proceeds during the three month ended March 31, 2009 was $391,000. The $191,000 net proceeds from the 280,000 shares sold on March 31, 2009 were included in cash in escrow at March 31, 2009 and were deposited into the Company's cash account April 2 and 13, 2009.

9. Subsequent events

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

        The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008 and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Callisto's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

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

        From inception through March 31, 2009, we have sustained cumulative net losses available to common stockholders of $92,281,353. Our losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of proposed products, stock-based compensation expense, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees, as well as deemed dividends attributable to the beneficial conversion rights of convertible preferred stock at issuance. From inception through March 31, 2009, we have not generated any revenue from operations, expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years, if at all.

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

        Net cash used in operating activities was $701,687 during the three months ended March 31, 2009 as compared to $3,032,842 for the three months ended March 31, 2008. During the three months ended March 31, 2009 and 2008 we incurred net losses available to common stockholders of $1,294,086 and $2,991,758, respectively. To date our sources of cash have been primarily limited to the sale of equity securities. Net cash provided by financing activities for the three months ended March 31, 2009 and 2008 and for the period from June 5, 1996 (inception) to March 31, 2009, was $445,240, $0 and $49,454,528, respectively. On April 15, 2009 Synergy sold 1,045,714 shares of unregistered common stock at $0.70 per share to a private investor for aggregate proceeds of $732,000.

Recent Developments

        On February 13, 2009, we sold 285,714 shares of unregistered common stock at $0.70 per share to a private investor for aggregate proceeds of $200,000. On March 31, 2009 we sold 280,000 shares of unregistered common stock at $0.70 per share to two private investors for aggregate proceeds of $196,000. There were no warrants issued or finder's fees associated with these transactions, although we incurred $5,000 in legal fees. Net proceeds during the three month ended March 31, 2009 was $391,000. The $191,000 net proceeds from the 280,000 shares sold on March 31, 2009 were included in cash in escrow at March 31, 2009 and were deposited into into our cash account April 2 and 13, 2009.

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

        On December 30, 2008, Callisto entered into a securities purchase and exchange agreement ("Purchase Agreement") with several investors, each of whom were holders of record as of November 4, 2008 of outstanding warrants to purchase shares of the Company's common stock, exercisable at $0.50 or $0.70 per share until August 2, 2010 ("Series B Warrants"). The Series B Warrants were issued in connection with the private placement of the Company's Series B Preferred Shares on August 2, 2007. Pursuant to the Purchase Agreements Callisto issued $201,908 of an authorized $500,000 11% Secured Notes due April 15, 2010 ("11% Notes") with no discount. Interest on the 11% Notes is due at maturity and repayment of the 11% Notes is secured by a pledge of up to 1,900,000 shares (if all $500,000 principal amount of the 11% Notes is sold) of the common stock of Synergy owned by us. On February 3, 2009 Callisto issued an additional $51,374 of the 11% Notes bringing the aggregate proceeds from issuance of 11% Notes since inception to $253,282.

OFF-BALANCE SHEET ARRANGEMENTS

        We had no off-balance sheet arrangements as of March 31, 2009.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008

        We had no revenues during the three months ended March 31, 2009 and 2008 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

        Research and development expenses decreased $1,618,961 or 80% to $398,022 for the three months ended March 31, 2009 from $2,016,983 for the three months ended March 31, 2008. This decrease in research and development expense was attributable to significant curtailment in all program expenses incurred with outside contract research organizations ("CROs"), including pre-clinical animal testing, drug formulation, tableting, hospital patient costs, blood testing and FDA consultants. Our SP-304 program expenses decreased by $1,301,046 or 88% to $174,901 for the three months ended March 31, 2009 from $1,475,947 during the three months ended March 31, 2008. Also contributing to this reduction were lower Annamycin program expenses which decreased by $67,621 or 59% to $46,498 for the three months ended March 31, 2009 from $114,119 during the three months ended March 31, 2008.

        Research and development in-house overhead, not allocated to specific programs, totaled approximately $148,000 and $382,000 during the three months ended March 31, 2009 and 2008, respectively, a decrease of approximately $234,000, or 61%. This decrease was attributable to lower compensation costs as a result of terminating in-house clinical monitors.

        General and administrative expenses for the three months ended March 31, 2009 decreased $63,736 or 6%, to $956,576 for the three months ended March 31, 2009 from $1,020,312 for the three months ended March 31, 2008. This decrease was primarily due to lower corporate legal (down $25,119 or 62%), and lower investor relations costs (reduced $48,625 or 57%).

        Net loss available to common stockholders for the three months ended March 31, 2009 decreased $1,697,671 or 57% to $1,294,086 compared to a net loss of $2,991,758 incurred for the three months ended March 31, 2008. The decreased net loss is the result of lower research and development, and general and administrative expenses discussed above, plus (i) lower interest income ($45,326) attributable to lower cash balances, (ii) higher interest expense ($41,486) attributable to the 11% Notes, (iii) a $217,103 charge incurred to increase the estimated fair value of the derivative liabilities during the three months ended March 31, 2009 and (iv) $318,890 of net losses attributable to the non-controlling interest in Synergy, our majority owned subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2009 we had $44,876 in cash and cash equivalents, compared to $301,323 as of December 31, 2008. We had a working capital deficit of $4,976,391 as of March 31, 2009.

        Net cash used in operating activities was $701,687 during the three months ended March 31, 2009 as compared to $3,032,842 for the three months ended March 31, 2008.To date our sources of cash have been primarily limited to the sale of equity securities. Net cash provided by financing activities for the three months ended March 31, 2009 and 2008 and for the period from June 5, 1996 (inception) to March 31, 2009, was $445,240, $0 and $49,454,528, respectively.

        On February 13, 2009, we sold 285,714 shares of unregistered common stock at $0.70 per share to a private investor for aggregate proceeds of $200,000. On March 31, 2009 we sold 280,000 shares of unregistered common stock at $0.70 per share to two private investors for aggregate proceeds of $196,000. There were no warrants issued or finder's fees associated with these transactions, although we incurred $5,000 in legal fees. Net proceeds during the three month ended March 31, 2009 was

$391,000. The $191,000 net proceeds from the 280,000 shares sold on March 31, 2009 were included in cash in escrow at March 31, 2009 and were deposited into into our cash account April 2 and 13, 2009.

        On April 15, 2009 Synergy sold 1,045,714 shares of unregistered common stock at $0.70 per share to a private investor for aggregate proceeds of $732,000.

        Worldwide economic conditions and the international equity and credit markets have significantly deteriorated and may remain depressed for the foreseeable future. These developments will make it more difficult for us to obtain additional equity or credit financing, when needed. We have accordingly taken steps to conserve our cash which include extending payment terms to our vendors and suppliers as well as management and staff cuts and salary deferrals. These actions may not be sufficient to allow the Company time to raise additional capital.

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

        Our consolidated financial statements as of March 31, 2009 and December 31, 2008 have been prepared under the assumption that we will continue as a going concern for the twelve months ending December 31, 2009. Our independent registered public accounting firm has issued a report dated April 15, 2009 that included an explanatory paragraph referring to our recurring losses from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Share-Based Payments

        We rely heavily on incentive compensation in the form of stock options to recruit, retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options is designed to provide long-term incentives, develop and maintain an ownership stake and conserve cash during our development stage. Since inception through December 31, 2008 stock-based compensation expense has totaled $17,929,286 or 19% of our net loss available to common stockholders of $92,281,353.

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

        SFAS No. 123R did not change the way we account for non-employee stock-based compensation. We continue to account for shares of common stock, stock options and warrants issued to non-employees based on the fair value of the stock, stock option or warrant, if that value is more reliably measurable than the fair value of the consideration or services received. Stock-based compensation expense associated with these non-employee option grants is being recorded in accordance with EITF 96-18 and accordingly (i) the measurement date will be when "performance commitment is completed" and accordingly the fair value of these options is being "marked to market" quarterly until the measurement date is determined.

        Upon adoption of SFAS No. 123R, we selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on our historical volatility. Our stock price has fluctuated from $3.95 per share as of December 31, 2003 to $0.08 per share as of March 31, 2009. The expected term was determined based on the simplified method provided in Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment, ("SAB No. 107"). The risk-free interest rate is based on observed interest rate appropriate for the expected term of our stock options. Forfeitures are estimated, based on our historical experience, at the time of grant.

Research and Development

        We do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years, if at all and therefore our research and development costs are expensed as incurred. These include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of our proposed products, purchase of in-process research and development, regulatory and scientific consulting fees, contract research and royalty payments to outside suppliers, facilities and universities as well as legal and professional fees associated with filing and maintaining our patent and license rights to our proposed products. While certain of our research and development costs may have future benefits, our policy of expensing all research and development expenditures is predicated on the fact that we have no history of successful commercialization of biopharmaceutical products to base any estimate of the number of future periods that would be benefitted.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk on the fair values of certain assets is related to credit risk associated with securities held in short term investment accounts, commercial paper included in short term money market accounts and the FDIC insurance limit on our bank balances. At March 31, 2009 we had no money market balances and no exposure to market risk.

ITEM 4T.    CONTROLS AND PROCEDURES

        Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2009, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

        In connection with the preparation of our annual financial statements, our management performed an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management determined that, as of December 31, 2008, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management's assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (GAAP) and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management concluded that, as of December 31, 2008, we did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

        The condensed consolidated financial statements as of and for the period ended March 31, 2009 include all adjustments identified as a result of the evaluation performed.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        As of March 31, 2009 we are in the process of remediating the material weaknesses which existed at December 31, 2008. We plan to add financial staff resources to our accounting and finance department when funding becomes available and implement certain other controls and procedures which management believes will prevent the recurrence of the material weakness described above. However, it will require a period of time to determine the operating effectiveness of these newly implemented internal controls over financial reporting. We plan to be testing and re-evaluating our controls periodically during 2009.

        Other than described above there were no changes in our internal controls over financial reporting that could significantly affect internal controls over financial reporting during the quarter ended March 31, 2009.

 PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There have been no material changes from the legal proceedings disclosed in our Form 10-K for the year ended December 31, 2008.

ITEM 1A.    RISK FACTORS

        There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2008.

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

CALLISTO PHARMACEUTICALS, INC. (Registrant)
Date: May 20 2009	By:	/s/ GARY S. JACOB Gary S. Jacob Chief Executive Officer
Date: May 20, 2009	By:	/s/ BERNARD F. DENOYER Bernard F. Denoyer Senior Vice President, Finance