Form 10-K
period 2009-12-31
CALLISTO PHARMACEUTICALS INC
filed 2010-03-31
CIK 1142380

Use these links to rapidly review the document

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
CALLISTO PHARMACEUTICALS, INC. (A Development Stage Company) Index to the Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2009
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $14,375,218 on June 30, 2009 (based on $0.28 per share, the closing price on that day).

        As of March 30, 2010 the registrant had a total of 54,024,778 shares of Common Stock outstanding.

CALLISTO PHARMACEUTICALS, INC.

(A Development Stage Company)

FORM 10-K

PART I

        This Report on Form 10-K for Callisto Pharmaceuticals, Inc. may contain forward-looking statements. Forward-looking statements are characterized by future or conditional verbs such as "may," "will," "expect," "intend," "anticipate," believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed elsewhere in this annual report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change. All drug candidates to treat GI disorders and diseases, currently SP-304 and SP-333, are being developed exclusively by Synergy Pharmaceuticals, Inc., our majority-owned subsidiary ("Synergy"). Use of the terms "we", "our" or "us" in connection with GI drug candidates discussed herein refer to research and development activities and plans of Synergy.

ITEM 1.    BUSINESS.

GENERAL

        Callisto Pharmaceuticals, Inc. (which may be referred to as "Callisto", "the Company", "we" or "us") was incorporated under the laws of the State of Delaware in May 2003. We operate through two subsidiary companies: Synergy and Callisto Research Labs, LLC, and we own two inactive subsidiaries, IgX, Ltd (Ireland) and Callisto Pharma, GmbH (Germany). Our principal offices are located at 420 Lexington Avenue, Suite 1609, New York, NY 10170.

        We are a development stage biopharmaceutical company focused primarily on the development of drugs to treat gastrointestinal ("GI") disorders and diseases, rheumatoid arthritis (RA), neuroendocrine cancer (including advanced carcinoid cancer),and acute leukemia. Our lead drug candidates are as follows:

  (1)
  SP-304, a guanylyl cyclase C ("GC-C") receptor agonist, to treat GI disorders, primarily chronic constipation ("CC") and constipation-predominant irritable bowel syndrome ("IBS-C").

  (2)
  SP-333, a second generation GC-C receptor agonist, SP-333, now in pre-clinical development to treat gastrointestinal inflammatory diseases.

  (3)
  Atiprimod, an orally administered drug with antiproliferative, anti-inflammatory and antiangiogenic activity.

  (4)
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

        From inception through December 31, 2009, we have sustained cumulative net losses available to common stockholders of $109,779,780. Our losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of proposed products, stock-based compensation expense, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees, as well as non-cash accretion of dividends attributable to the beneficial conversion rights of convertible preferred stock. From inception through December 31, 2009 we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years, if at all.

        Our product development efforts are in their early stages and we cannot make estimates of the costs or the time they will take to complete. The risk of not completing of any program is high because of the many uncertainties involved in bringing new drugs to market including the long duration of clinical testing, the specific performance of proposed products under stringent clinical trial protocols, the extended regulatory approval and review cycles, the nature and timing of costs and competing technologies being developed by organizations with significantly greater resources.

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

        On July 14, 2008, we entered into an Exchange Agreement dated July 11, 2008 ("Exchange Agreement"), as amended and effective on July 14, 2008, with Pawfect Foods, Inc. ("Pawfect"), Synergy-DE and other holders of Synergy-DE common stock. According to the terms of the Exchange Agreement, Pawfect acquired 100% of the common stock of Synergy-DE, from us and the other holders of Synergy-DE, in exchange for 45,464,760 shares of Pawfect's common stock representing approximately 70% of Pawfect's outstanding common stock (the "Exchange Transaction"). We received 44,590,000 of the 45,464,760 shares of Pawfect's common stock exchanged for our ownership of

Synergy-DE, representing 68% of Pawfect's outstanding common stock. The remaining 874,760 shares of Pawfect common stock exchanged for ownership of Synergy-DE were issued to certain executive officers of Synergy-DE who received their shares pursuant to a Repurchase Agreement with Synergy-DE dated July 3, 2008 and assumed by Pawfect. In connection with the Exchange Transaction Pawfect received $3,025,000 less transaction costs of $73,087, yielding net proceeds of $2,951,913 from two private placements, which we have recorded as an increase in additional paid-in capital.

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

PROPOSED PRODUCTS

SP-304 TO TREAT GI DISORDERS

        We are currently developing SP-304, a synthetic hexadecapeptide designed to mimic the actions of the GI hormone uroguanylin, for the treatment of CC and IBS-C. SP-304 is an agonist of GC-C. The endogenous agonists of GC-C receptor are uroguanylin and guanylin, which were discovered as natriuretic hormones based on their structural similarity to bacterial enterotoxin, the peptide secreted by pathogenic Escherichia coli (E.coli) bacteria responsible for traveler's diarrhea.

        SP-304 is a new member of a novel class of non-systemic drugs for treatment of CC, IBS-C and other GI disorders and diseases. SP-304 was developed by our scientists based on structure-function studies performed in-house. SP-304 is an analog of uroguanylin, a natural peptide hormone produced in the gut that is a key regulator of intestinal function. Uroguanylin works by activating the GC-C receptor on intestinal cells which promotes fluid and ion transport in the GI tract. Under normal conditions, this receptor is activated by the natural hormone uroguanylin and/or by a similar natural hormone guanylin.

Clinical Studies

        On June 4, 2008, we initiated a Phase 1 clinical trial of SP-304 in volunteers. This first study was a double-blind, placebo-controlled, randomized single, oral, ascending-dose trial performed in 71 healthy male and female volunteers. The primary objective of the clinical trial was to characterize the safety, tolerability, pharmacokinetic and pharmacodynamic effects of the drug in healthy volunteers.

        On December 9, 2008, we announced the completion of the Phase 1 clinical trial of SP-304 in healthy volunteers. Cohorts of volunteers were administered a single, oral dose of SP-304—ranging in dose from 0.1, 0.3, 0.9, 2.7, 5.4, 8.1, 16.2, 24.3 and 48.6 mg, respectively—or given a matching placebo dose. No detectable SP-304 was observed in the plasma of any subject administered SP-304 throughout the range from 0.1-48.6 mg. Pharmacodynamic effects of SP-304 related to the frequency and consistency of bowel movements after SP-304 administration were studied, and trends were observed related to greater increases in the number of bowel movements and looser stools for SP-304 in comparison to placebo. These findings suggested a positive pharmacodynamic effect for SP-304 administration compared to placebo. Overall, SP-304 was safe and well tolerated throughout the single-dose range from 0.1-48.6 mg.

        On March 19, 2010, we initiated a Phase 2a 14-day repeated-oral-dose, placebo-controlled, dose-escalation trial of SP-304 in CC patients. In addition our plan is to begin a Phase 2b 28-day repeated-oral-dose, placebo-controlled trial in SP-304 in CC patients in early 2011 and a Phase 2b 90-day repeated-oral-dose, placebo-controlled trial of SP-304 in IBS-C patients in the second quarter of 2011.

SP-333 TO TREAT ULCERATIVE COLITIS

        A second generation GC-C receptor agonist, SP-333, is now in pre-clinical development to treat gastrointestinal inflammatory diseases such as UC. We plan to file an IND for SP-333 to treat UC in the fourth quarter of 2010. We previously showed that GC-C receptor agonists are efficacious in animal models of UC. In addition, we evaluated GC-C receptor agonists in two different animal models of UC, demonstrating that oral treatment of GC-C receptor agonists were effective in ameliorating GI inflammation in mouse models of experimental colitis. GC-C receptor agonists appear to produce anti-inflammatory activity via a novel cGMP-mediated mechanism that downregulates pro-inflammatory cytokines.

Development Plan

        Our plan of operations for the next twelve months is to focus primarily on the clinical trial development of SP-304 to treat CC, and SP-333 to treat UC.

        We plan to initiate a Phase 1 clinical trial of SP-333 in volunteers in the fourth quarter of 2010. We expect to follow this trial in 2011 with a Phase 1b single-dose trial in UC patients to evaluate safety and pharmacokinetics of orally administered SP-333 in UC patients.

Manufacturing of our Product Candidates

        We do not have manufacturing capabilities. We currently use contract manufacturers for the manufacturing of SP-304 and SP-333. Accordingly, unless or until we develop or acquire sufficient manufacturing capabilities, we will depend on third parties to manufacture SP-304, SP-333 and any future products that we may develop or acquire. We are in the process of seeking long-term commercial supply contracts with active pharmaceutical ingredient manufacturers, and we anticipate that we will be able to negotiate these third-party agreements on commercially reasonable terms. We are in the process of working with third-party manufacturers to develop the ability to produce SP-304 in accordance with current good manufacturing practices, or GMP, on a sufficient scale to meet our future commercial needs. It is a fundamental part of our commercial strategy to maintain two or more active pharmaceutical ingredient suppliers to ensure continuity in our supply chain.

        At present we have 1.5 kg of SP-304 in production under GMP conditions, which will be used for non-clinical work to support further human studies. We also have sufficient supplies of GMP-grade SP-304 for our Phase 2 clinical trials in CC. Additionally, we have over 400 grams of non-GMP SP-333 available to support the non-clinical work needed for filing an IND on SP-333 in the third quarter of 2010. Manufacturing of GMP-scale SP-333 is currently underway. This material is needed for the clinical trial of SP-333 in healthy volunteers scheduled to begin in 2010.

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

Development Status

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

Development Status

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

        In February, 2007, we opened a Phase I trial of L-Annamycin in pediatric relapsed or refractory ALL or AML patients. Based on the information from the ongoing adult trial, we initiated this trial at 130 mg/m2/day given for three consecutive days. The trial was a multi-center, open-label, single-agent, dose-escalation study that utilized four clinical sites in the U.S. Due to the low number of patients with this disease, we were only able to enroll 3 patients in total, all at 130 mg/m2/day, and never achieved an MTD in children. Due to poor enrollment plus the decision to suspend further development of L-Annamycin in adults, we suspended any further work on L-Annamycin in acute leukemia as of December 31,2008.

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

DEGRASYNS

        On January 10, 2006, we entered into a license agreement with the University of Texas M.D. Anderson Cancer Center whereby we were granted the exclusive right to manufacture, have manufactured, use, import, offer to sell and/or sell anti-cancer compounds called tyrphostins (renamed Degrasyns). Degrasyns are a second-generation class of tyrphostins developed by scientists at the University of Texas M.D. Anderson Cancer Center that have a novel anti-cancer mechanism-of-action that centers on their ability to selectively degrade key proteins that are involved in tumor cell proliferation and survival. The intention was to work with key scientists at the University of Texas M.D. Anderson Cancer Center to bring forward a pre-clinical candidate for development in the clinic. All in-house work on this program was discontinued as of December 31, 2008.

GOVERNMENT REGULATION

        In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. The FDA has very broad enforcement authority and failure to abide by applicable regulatory requirements can result in administrative or judicial sanctions being imposed on us, including warning letters, refusals of government contracts, clinical holds, civil penalties, injunctions, restitution, disgorgement of profits, recall or seizure of products, total or partial suspension of production or distribution, withdrawal of approval, refusal to approve pending applications, and criminal prosecution.

FDA Approval Process

        We believe that our product candidates will be regulated by the FDA as drugs. No manufacturer may market a new drug until it has submitted an NDA to the FDA, and the FDA has approved it. The steps required before the FDA may approve an NDA generally include:

  •
  preclinical laboratory tests and animal tests conducted in compliance with FDA's good laboratory practice requirements;

  •
  development, manufacture and testing of active pharmaceutical product and dosage forms suitable for human use in compliance with current good manufacturing practices, or GMP;

  •
  the submission to the FDA of an investigational new drug application, or IND, for human clinical testing, which must become effective before human clinical trials may begin;

  •
  adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its specific intended use(s);

  •
  the submission to the FDA of an NDA; and

  •
  FDA review and approval of the NDA.

        Preclinical tests include laboratory evaluation of the product candidate, as well as animal studies to assess the potential safety and efficacy of the product candidate. The conduct of the pre-clinical tests must comply with federal regulations and requirements including good laboratory practices. We must submit the results of the preclinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol to the FDA as part of an IND, which must become effective before we may commence human clinical trials. The IND will automatically become effective 30 days after its receipt by the FDA, unless the FDA raises concerns or questions before that time about the conduct of the proposed trials. In such a case, we must work with the FDA to resolve any outstanding concerns before clinical trials can proceed. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trials. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board for approval. An institutional review board may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the institutional review board's requirements or may impose other conditions.

        Clinical trials involve the administration of the product candidate to humans under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor's control. Clinical trials are typically conducted in three sequential phases, though the phases may overlap or be combined. In Phase 1, the initial introduction of the drug into healthy human subjects, the drug is usually tested for safety (adverse effects), dosage tolerance and pharmacologic action, as well as to understand how the drug is taken up by and distributed within the body. Phase 2 usually involves studies in a limited patient population (individuals with the disease under study) to:

  •
  evaluate preliminarily the efficacy of the drug for specific, targeted conditions;

  •
  determine dosage tolerance and appropriate dosage as well as other important information about how to design larger Phase 3 trials; and

  •
  identify possible adverse effects and safety risks.

        Phase 3 trials generally further evaluate clinical efficacy and test for safety within an expanded patient population. The conduct of the clinical trials is subject to extensive regulation, including compliance with good clinical practice regulations and guidance.

        The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. We may also suspend clinical trials at any time on various grounds.

        The results of the preclinical and clinical studies, together with other detailed information, including the manufacture and composition of the product candidate, are submitted to the FDA in the form of an NDA requesting approval to market the drug. FDA approval of the NDA is required before marketing of the product may begin in the U.S. If the NDA contains all pertinent information and data, the FDA will "file" the application and begin review. The FDA may "refuse to file" the NDA if it does not contain all pertinent information and data. In that case, the applicant may resubmit the NDA when it contains the missing information and data. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of new drug applications. Most such applications for non-priority drug products are reviewed within 10 months. The review process, however, may be extended by FDA requests for additional information, preclinical or clinical studies, clarification regarding information already provided in the submission, or submission of a risk evaluation and mitigation strategy. The FDA may refer an application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Before approving an NDA, the FDA will typically inspect the facilities at which the product candidate is manufactured and will not approve the product candidate unless GMP compliance is satisfactory. FDA also typically inspects facilities responsible for performing animal testing, as well as clinical investigators who participate in clinical trials. The FDA may refuse to approve an NDA if applicable regulatory criteria are not satisfied, or may require additional testing or information. The FDA may also limit the indications for use and/or require post-marketing testing and surveillance to monitor the safety or efficacy of a product. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

        The testing and approval process requires substantial time, effort and financial resources, and our product candidates may not be approved on a timely basis, if at all. The time and expense required to perform the clinical testing necessary to obtain FDA approval for regulated products can frequently exceed the time and expense of the research and development initially required to create the product. The results of preclinical studies and initial clinical trials of our product candidates are not necessarily predictive of the results from large-scale clinical trials, and clinical trials may be subject to additional costs, delays or modifications due to a number of factors, including difficulty in obtaining enough patients, investigators or product candidate supply. Failure by us to obtain, or any delay in obtaining, regulatory approvals or in complying with requirements could adversely affect the commercialization of product candidates and our ability to receive product or royalty revenues.

Other Regulatory Requirements

        After approval, drug products are subject to extensive continuing regulation by the FDA, which include company obligations to manufacture products in accordance with GMP, maintain and provide to the FDA updated safety and efficacy information, report adverse experiences with the product, keep certain records and submit periodic reports, obtain FDA approval of certain manufacturing or labeling changes, and comply with FDA promotion and advertising requirements and restrictions. Failure to meet these obligations can result in various adverse consequences, both voluntary and FDA-imposed, including product recalls, withdrawal of approval, restrictions on marketing, and the imposition of civil fines and criminal penalties against the NDA holder. In addition, later discovery of previously unknown safety or efficacy issues may result in restrictions on the product, manufacturer or NDA holder.

        We and any manufacturers of our products are required to comply with applicable FDA manufacturing requirements contained in the FDA's GMP regulations. GMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. The manufacturing facilities for our products must meet GMP requirements to the satisfaction of the FDA pursuant to a pre-approval inspection before we can use them to manufacture our products. We and any third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations.

        With respect to post-market product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote pharmaceuticals, which include, among others, standards for direct-to-consumer advertising, promoting drugs for uses or in patient populations that are not described in the drug's approved labeling (known as "off-label use"), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Failure to comply with FDA requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.

        Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

        Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, risk minimization action plans, and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product.

        Outside the United States, our ability to market a product is contingent upon receiving marketing authorization from the appropriate regulatory authorities. The requirements governing marketing authorization, pricing and reimbursement vary widely from jurisdiction to jurisdiction. At present, foreign marketing authorizations are applied for at a national level, although within the European Union registration procedures are available to companies wishing to market a product in more than one European Union member state.

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

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses consist primarily of costs associated with (i) clinical development team salaries and staff costs, (ii) application and filing for regulatory approval of our proposed products, (iii) regulatory and scientific consulting fees, (iv) clinical and patient costs for product candidates in on-going trials, (v) sponsored pre-clinical research, (vi) royalty and license fee payments, (vii) legal and professional fees associated with filing and maintaining our patent and license rights to our proposed products, (viii) clinical drug substance and (ix) acquired in-process research and development. We expense all research and development costs as they are incurred and we expect our research and development expenses to increase significantly in the future as we develop our product candidates. Research and development expenses were $3,936,474 for the twelve months ended

December 31, 2009, compared to $5,449,721and $6,507,978 for the twelve months ended December 31, 2008 and 2007, respectively.

        On April 1, 2005 we were awarded an $885,641 biodefense partnership grant from the NIAID to develop a monoclonal antibody and vaccine against bacterial superantigen toxins over a two year period. During the twelve months ended December 31, 2009, 2008 and 2007 we received $0, $30,000 and $260,853, respectively, which has been reported on our Consolidated Statements of Operations as a separate line item entitled "Government Grant". We terminated in-house work on this program upon expiration of the research grant in April 2008, and we have had no funding remaining since December 31, 2008.

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

        As of December 31, 2009, we are the assignee or exclusive licensee of 9 pending patent applications and 11 issued patents in the United States, and currently we have approximately 150 issued or pending foreign patent applications. We seek patent protection of inventions originating from our ongoing research and development activities that are commercially important to our business. Our composition-of-matter and use patent on SP-304 issued on May 9, 2006 expires in 2023. Our composition-of-matter patents for L-Annamycin and Atiprimod expire in 2017 and 2016, respectively. Our formulation patents for L-Annamycin and Atiprimod dimaleate salt both expire in 2016.

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

EMPLOYEES

        As of March 31, 2010, we had 6 full-time and 3 part-time employees. We believe our employee relations are satisfactory.

CALLISTO WEBSITE

        Our website address is www.callistopharma.com; Information found on our website is not incorporated by reference into this report We make available free of charge through our website our Securities and Exchange Commission, or SEC, filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2.    PROPERTIES.

        Our corporate headquarters totals approximately 5,500 square feet, in two suites 1609 and 1701, located at 420 Lexington Avenue, New York, NY The term of the leases at 420 Lexington Avenue expire on June 30, 2011 and September 30, 2010. We also occupy a small laboratory and several offices, totaling approximately 1,000 square feet, in the Bucks County Biotechnology Center in Doylestown, Pennsylvania under a lease expiring August 31, 2010.

        We believe our existing facilities are well maintained, in good operating condition, and that our existing and planned facilities will be adequate to support our operations for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS.

        In June 2007, we filed a complaint against Dr. Donald Picker ("Picker") in the Supreme Court of the State of New York alleging breach of his employment agreement, fraud, conversion and related claims. We were seeking $80 million in damages from Picker. During 2008 Picker moved for a summary judgment and on May 5, 2009 the court ruled in favor of Picker dismissing our complaint. On

February 22, 2010 we filed a brief with the Appellate Division of the New York Supreme Court (the "Appeal") seeking the summary judgment be reversed and the complaint be reinstated. Our Appeal, which also requests immediate jury trial, is still pending.

        On December 22, 2009, through our subsidiary Synergy Advanced Pharmaceuticals, Inc., we filed a complaint in the Supreme Court of the State of New York against Capebio, LLC, CombiMab Inc. and Per Lindell alleging that defendants intentionally breached certain non-disclosure provisions and non-compete provisions of agreements previously entered into with us. We are requesting that the defendants be permanently restrained and enjoined from breaching such agreements and disgorging all compensation and any and all profits. In addition, we are requesting an assignment of all patents and other intellectual property rights defendants currently hold relating to any inventions obtained in breach of the agreements as well as compensatory, consequential and punitive damages.

        We are not a party to any other pending legal proceedings.

ITEM 4.    RESERVED.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUERS PURCHASES OF EQUITY SECURITIES.

MARKET PRICES

        Our common stock was quoted on the American Stock Exchange ("AMEX") under the symbol "KAL" from October 25, 2004 until July 14, 2008. Our common stock currently trades on the Over the Counter Bulletin Board under the symbol "CLSP.OB".

        The following table shows the reported high and low closing prices per share for our common stock as reported on the AMEX prior to July 14, 2008 and as reported on the Over the Counter Bulletin Board subsequent to July 14, 2008.

	2009		2008
	High	Low	High	Low
First Quarter	$0.15	$0.07	$0.62	$0.36
Second Quarter	$0.28	$0.06	$0.40	$0.24
Third Quarter	$0.45	$0.20	$0.24	$0.05
Fourth Quarter	$0.42	$0.18	$0.14	$0.03

HOLDERS OF COMMON STOCK

        As of March 31, 2010 we had 408 holders of record of our common stock.

DIVIDENDS

        Historically, we have not declared or paid any cash dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

EQUITY COMPENSATION INFORMATION

        The following table summarizes information about our equity compensation plans as of December 31, 2009.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options and Warrants (a)	Weighted-Average Exercise Price of Outstanding Options and Warrants	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	5,170,483	$1.69	4,275,000
Equity Compensation Plans Not Approved by Stockholders(1)	87,167,131	0.10	—

Total	92,337,614	$0.14	4,275,000

(1)
Consists of 2,324,555 stock options not subject to any of our stock option plans and 84,842,576 warrants. These non-plan stock options and warrants have been primarily issued in conjunction with our private placements of common stock and consulting services agreements.

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

BUSINESS OVERVIEW

        Callisto Pharmaceuticals, Inc. (which may be referred to as "Callisto", "the Company", "we" or "us") was incorporated under the laws of the State of Delaware in May 2003. We operate through two subsidiary companies: Synergy Pharmaceuticals Inc. and Callisto Research Labs, LLC, and we own two inactive subsidiaries, IgX, Ltd (Ireland) and Callisto Pharma, GmbH (Germany). Our principle corporate headquarters totals approximately 5,500 square feet, in two suites 1609 and 1701, located at 420 Lexington Avenue, New York, NY.

        We are a development stage biopharmaceutical company focused primarily on the development of drugs to treat neuroendocrine cancer (including advanced carcinoid cancer), rheumatoid arthritis ("RA"), acute leukemia and gastrointestinal ("GI") disorders and diseases. Our lead drug candidates are as follows:

  (1)
  SP-304, a guanylyl cyclase C ("GC-C") receptor agonist, to treat GI disorders, primarily chronic constipation ("CC") and constipation-predominant irritable bowel syndrome ("IBS-C").

  (2)
  SP-333, a second generation GC-C receptor agonist, SP-333, now in pre-clinical development to treat gastrointestinal inflammatory diseases.

  (3)
  Atiprimod, an orally administered drug with antiproliferative, anti-inflammatory and antiangiogenic activity.

  (4)
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

        From inception through December 31, 2009, we have sustained cumulative net losses available to common stockholders of $109,779,780. Our losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of proposed products, stock-based compensation expense, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees, as well as deemed dividends attributable to the beneficial conversion rights of convertible preferred stock at issuance. From inception through December 31, 2009, we have not generated any revenue from operations, expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years, if at all.

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

CRITICAL ACCOUNTING POLICIES

        Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in Item 8. Financial Statements—Note 3 Summary of Significant Accounting Policies and New Accounting Pronouncements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We believe that the following discussion represents our critical accounting policies.

Research and Development

        We do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years, if at all and therefore our research and development costs are expensed as incurred. These include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of our proposed products, purchase of in-process research and development, regulatory and scientific consulting fees, contract research payments to outside suppliers, facilities and universities as well as legal and professional fees associated with filing and maintaining our patent and license rights to our proposed products. While certain of our research and development costs may have future benefits, our policy of expensing all research and development expenditures is predicated on the fact that we have no history of successful commercialization of biopharmaceutical products to base any estimate of the number of future periods that would be benefited.

        In June 2007, the EITF of the FASB reached a consensus on ASC Topic 730, Research and Development ("ASC Topic 730"). This guidance requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. We adopted ASC Topic 730 on January 1, 2008 and the adoption did not have a material effect on our consolidated financial position, results of operations or cash flows.

Stock-Based Compensation

        We rely heavily on incentive compensation in the form of stock options to recruit, retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options is designed to provide long-term incentives, develop and maintain an ownership stake and conserve cash during our development stage. Since inception through December 31, 2009 stock-based compensation expense has totaled $18,854,725 or 17% of our total accumulated deficit of $110,272,360.

        ASC Topic 718 did not change the way we account for non-employee stock-based compensation. We continue to account for shares of common stock, stock options and warrants issued to non-employees based on the fair value of the stock, stock option or warrant, if that value is more reliably measurable than the fair value of the consideration or services received. Stock-based compensation expense associated with these non-employee option grants is being recorded in accordance with ASC Topic 505-50 and accordingly (i) the measurement date will be when "performance commitment is completed" and accordingly the fair value of these options is being "marked to market" quarterly until the measurement date is determined.

        Upon adoption of ASC Topic 718, we selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on our historical volatility. Our stock price has fluctuated from $3.95 per share as of December 31, 2003 to $0.18 per share as of December 31, 2009. The expected term was determined based on the simplified method provided in ASC Topic 718 "Share-Based Payment". The risk-free interest rate is based on observed interest rate appropriate for the expected term of our stock options. Forfeitures are estimated, based on our historical experience, at the time of grant.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

        We had no revenues during the 12 months ended December 31, 2009 and 2008 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

        Research and development expenses decreased $1,513,247 or 28% to $3,936,474 for the 12 months ended December 31, 2009 from $5,449,721 for the 12 months ended December 31, 2008. This decrease in research and development expense was attributable to lower overhead, not allocated to specific programs which totaled $735,000 and $1,960,000 during the 12 months ended December 31, 2009 and 2008, respectively, a decrease of $1,224,693 or 62%. These reduced non-allocated overhead costs include clinical data management, regulatory and scientific advisory fees and other in-house personnel cost associated with monitoring our cancer trials. In addition, we reversed over accrued patient costs totaling $517,000 for Atiprimod and Annamycin due to lower than expected hospital and other dosing expenses as those programs were closed during 2009. Partially offsetting these decreases were our SP-304 program expenses incurred by Synergy which increased $384,000 to $3,004,000 for the 12 months ended December 31, 2009 up from $2,621,000 during the 12 months ended December 31, 2008.

        General and administrative expenses for the 12 months ended December 31, 2009 increased 7% to $4,593,511 from $4,311,767 for the 12 months ended December 31, 2008. This increase was primarily due to increased legal, accounting, consulting and advisory expenses as a result of having two public reporting entities (Callisto and Synergy) for a full year during 2009.

        Net loss from operations was $8,529,985 for the 12 months ended December 31, 2009 which was $1,201,503 or 12% lower than the $9,731,488 reported in the comparable period of 2008. This decrease was attributable to lower research and development expenses discussed above combined with lower government grants income of $30,000 during the 12 months ended December 31, 2008 as compared to $0 received during the 12 months ended December 31, 2009. On April 1, 2005 we were awarded a biodefense partnership grant from the National Institute of Allergy and Infectious Diseases to develop a monoclonal antibody and vaccine against bacterial superantigen toxins over a two year period. Funding for this program was extended one year through April 2008. Because the bioterrorism program is not a core activity, we terminated in-house work on this program upon expiration of the research grant in April 2008

        Net loss attributable to common stockholders for the 12 months ended December 31, 2009 was $16,888,613 compared to a net loss of $9,655,471 incurred for the 12 months ended December 31, 2008. The increased net loss is the result of (i) lower operating expenses discussed above, offset by (ii) other expense comprising interest expense of $436,693 on our secured convertible notes during the 12 months ended December 31, 2009, (iii) an expense in the 12 months ended December 31, 2009 relating to a change in the fair value of the Series B warrants of $9,413,744, (iv) a credit of $3,282,393 for the net loss attributable to the non-controlling interest in our majority owned subsidiary (Synergy) and (v) the conversion rate change of the Series A and B preferred stock accreted as a dividend of $1,815,602 in the 12 months ended December 31, 2009. We had no such items (ii) through (v) during 2008.

YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

        We had no revenues during the 12 months ended December 31, 2008 and 2007 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

        Research and development expenses decreased $1,058,257 or 16%, to $5,449,721 for the 12 months ended December 31, 2008 from $6,507,978 for the 12 months ended December 31, 2007. This decrease in research and development expense was attributable to a decrease in Atiprimod and Annamycin clinical program expenses partially offset by an increase in SP-304 clinical program expenses. Expenses incurred on our Atiprimod program decreased $1,586,000 to $561,000 for the 12 months ended December 31, 2008 from $2,147,000 during the 12 months ended December 31, 2007. Clinical expenses incurred on our Annamycin program decreased $366,000 to $292,000 for the 12 months ended December 31, 2008 from $658,000 during the 12 months ended December 31, 2007. Our SP-304 program expenses incurred by our majority-owned subsidiary Synergy increased $1,730,000 to $4,018,000 for the 12 months ended December 31, 2008 from $2,288,000 during the 12 months ended December 31, 2007. Research and development expenses for non-clinical overhead, not allocated to specific programs, totaled $562,000 and $1,400,000 during the 12 months ended December 31, 2008 and 2007, respectively, a decrease of $838,000, as we focused more of our research and development resources on established clinical programs and curtailed our non-clinical laboratory supplies and sponsored outside research. As a percent of our total research and development costs, these non-program specific non-clinical overhead expenses decreased to 10% from 22% of total research and development expenses during the 12 months ended December 31, 2008 and 2007, respectively.

        General and administrative expenses for the 12 months ended December 31, 2008 were essentially unchanged at $4,311,767 from $4,317,288 for the 12 months ended December 31, 2007. Increased accounting, consulting and advisory expenses as a result of having two public reporting entities (Callisto and Synergy) during 2008, were offset by a decrease in legal and public relations expenses.

        Net loss from operations was $9,731,488 for the 12 months ended December 31, 2008 which was $832,925 or 8% lower than the $10,564,413 reported in the comparable period of 2007. This decrease was attributable to lower research and development expenses discussed above combined with lower government grants income of $30,000 during the 12 months ended December 31, 2008 as compared to $260,853 received during the 12 months ended December 31, 2007. On April 1, 2005 we were awarded a biodefense partnership grant from the National Institute of Allergy and Infectious Diseases to

develop a monoclonal antibody and vaccine against bacterial superantigen toxins over a two year period. Funding for this program was extended one year through April 2008. Because the bioterrorism program is not a core activity, we terminated in-house work on this program upon expiration of the research grant in April 2008

        We record adjustments to the noncontrolling interests in Synergy for the allocable portion (32%) of losses to which the noncontrolling interest holders are entitled. The noncontrolling interest in Synergy as of the date of acquisition, July 14, 2008, was $663,765 after reflecting the net proceeds from the private placement. 32% of Synergy's net loss subsequent to the date of acquisition through December 31, 2008 was $1,151,577, excluding Synergy's charge for purchased in process research and development eliminated in consolidation. We suspended allocation of losses to the noncontrolling interest holders when the noncontrolling interest balance was reduced to zero. Any excess Synergy loss above the noncontrolling interest holder's balance was not charged to noncontrolling interests as the Synergy noncontrolling interest holders have no obligation to fund such losses. Net loss attributable to common stockholders for the 12 months ended December 31, 2008 was $9,655,471 compared to a net loss of $20,887,428 incurred for the 12 months ended December 31, 2007. The decreased net loss is the result of (i) lower operating expenses discussed above, (ii) the beneficial conversion feature discount related to the Series A and B preferred stock accreted as a dividend of $13,000,163 in the 12 months ended December 31, 2007 and (iii) a benefit in the 12 months ended December 31, 2007 relating to a change in the fair value of the Series B warrants of $2,591,005. We had no such items (ii) and (iii) during 2008.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2009 we had $7,207,612 in cash and cash equivalents, compared to $301,323 as of December 31, 2008. Net cash used in operating activities was $9,406,972 and $8,902,375 for the 12 months ended December 31, 2009 and 2008 respectively. As of December 31, 2007, we also had $2,967,690 invested in U.S. Treasury bills classified as short-term investments on our balance sheet. These investments were liquidated into cash and cash equivalents during the 12 months ended December 31, 2008

        Net cash provided by financing activities for the twelve months ended December 31, 2009 and December 31, 2008 was $16,313,261 and $2,951,913. Included in net cash provided by financing activities during the 12 months ended December 31, 2009 was aggregate proceeds from the private placement of 22,814,425 shares of Synergy common stock at $0.70 per share totaling $15,970,100 less $260,002 of selling agent fees and other cost of capital.

        In addition on December 30, 2008, we entered into a securities purchase and exchange agreement ("Purchase Agreement") with several investors, each of whom were holders of record as of November 4, 2008 of outstanding warrants to purchase shares of the Company's common stock, exercisable at $0.50 or $0.70 per share until August 2, 2010 ("Series B Warrants"). The Series B Warrants were issued in connection with the private placement of the Company's Series B Preferred Shares on August 2, 2007. During the period from December 30, 2008 to June 17, 2009, pursuant to the Purchase Agreement, Callisto issued $603,163 principal amount of 11% Secured Notes due April 15, 2010 ("11% Notes"). Interest on the 11% Notes is due at maturity and repayment of the 11% Notes is secured by a pledge of up to 2,292,265 shares of the common stock of Synergy owned by us. Pursuant to the Purchase Agreement, Callisto issued 69,086,174 common stock purchase warrants (see Note 7) ("New Warrants") in exchange for the surrender and cancellation of 26,938,800 outstanding Series B Warrants. The New Warrants have an exercise price, subject to certain anti-dilution adjustments, of $0.02 per share and are exercisable at any time on or prior to December 31, 2016. In connection with the issuance of $349,880 of the $603,163 11% Notes in June 2009, Callisto entered into an additional security agreement granting all of the holders of the 11% Notes a security interest in the

Atiprimod technology acquired by the Company in December 2008 (See note 7 to our consolidated financial statements).

        On March 22, 2010, we reached an agreement with more than the requisite holders of 70% of the outstanding $603,163 principal amount of 11% Secured Promissory Notes due April 15, 2010 (the "Notes") to extend the due date of the Notes to April 30, 2011. In exchange for the amendment, we agreed to issue to the note holders 15% of the amount of principal and interest due on the Notes as of March 31, 2010 payable in shares of common stock, or 265,770 shares.

        As of December 31, 2009 we had a working capital of $4,461,765 as compared to a working capital deficit of $4,260,826 as of December 31, 2008.

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

        Our consolidated financial statements as of December 31, 2009 and December 31, 2008 have been prepared under the assumption that we will continue as a going concern for the twelve months ending December 31, 2008. Our independent registered public accounting firm has issued a report dated March 31, 2010 that includes an explanatory paragraph referring to our recurring losses from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2009, and is based on information appearing in the Notes to Consolidated Financial Statements. included elsewhere in this annual report.

	Total	Less than 1 Year	1-2 Years		3-5 Years	More than 5 Years
Long term debt obligations	$603,163	$603,163	$		$	$
Operating leases	399,882	257,901		141,981
Purchase obligations—principally consulting services	1,785,000	595,000		1,190,000
License and royalty payments	80,000	40,000		40,000				(1)
Purchase orders	1,666,578	1,666,578

Total obligations	$4,534,623	$3,162,642		$1,371,981	$		$—

(1)
For purposes of this schedule we have assumed that all patents not commercialized within 5 years will be abandoned, license agreements will be terminated and associated minimum license fee payments will cease.

OFF-BALANCE SHEET ARRANGEMENTS

        We had no off-balance sheet arrangements as of December 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

        In August 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2009-05, "Measuring Liabilities at Fair Value" ("ASU 2009-05"). ASU 2009-05 amends ASC Topic 820 and clarifies that, where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC Topic 820. ASU 2009-05 also clarifies that, when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of ASU 2009-05 did not have a material impact on our financial statements.

        In June 2009, FASB issued Accounting Standards Update No. 2009-01, "Generally Accepted Accounting Principles" (ASC Topic 105), by the Codification which establishes the FASB Accounting Standards Codification (the "Codification" or "ASC") as the single source of authoritative GAAP. All existing accounting standards in effect prior to the Codification were superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification. The Codification does not change GAAP and did not impact our financial statements. All references to authoritative accounting literature (including references related to periods prior to the establishment of the Codification) are referenced in accordance with the Codification.

        In May 2009, the FASB issued guidance within ASC Topic 855, "Subsequent Events," amended by ASU 2010-09, relating to subsequent events. This guidance establishes principles and requirements for subsequent events. This guidance defines the period after the balance sheet date during which events or transactions that may occur would be required to be disclosed in a company's financial statements. Public entities are required to evaluate subsequent events through the date that financial statements are issued. This guidance also provides guidelines for evaluating whether or not events or transactions occurring after the balance sheet date should be recognized in the financial statements.

        In April 2009, the FASB issued guidance within ASC Topic 825, "Financial Instruments—Overall," concerning interim disclosures about fair value instruments. This guidance requires that disclosures about the fair value of a company's financial instruments be made whenever summarized financial information for interim reporting periods is made. The provisions of this guidance are effective for interim periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our financial statements.

        In October 2008, the FASB issued FASB Staff Position within ASC Topic 820, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, ("ASC Topic 820"). This guidance applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with ASC Topic 820. This guidance clarifies the application of in determining the fair values of assets or liabilities in a market that is not active. This guidance is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this FSP did not have a material impact on our consolidated financial statements.

        In June 2008, the FASB ratified the consensus reached on guidance within ASC Topic 815., Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock ("ASC Topic 815"). This guidance clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities. ASC Topic 815 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement did not have a material effect on our consolidated financial position, results of operations or cash flows.

        In February 2008, the FASB issued ASC Topic 820, Partial Deferral of the Effective Date of Statement 157, ("ASC Topic 820"). This guidance delays the effective date of Fair Value Measurements ("ASC Topic 820") for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of this statement did not have a material effect on our consolidated financial position, results of operations or cash flows.

        In December 2007, the FASB ratified ASC Topic 808, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, ("ASC Topic 808"), which provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure requirements. ASC Topic 808 is effective for fiscal years beginning after December 15, 2008. Adoption of this statement did not have a material effect on our consolidated financial position, statement of operations or cash flows.

        In December 2007, the FASB issued ASC Topic 805, Business Combinations. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and may affect the release of our valuation allowance against prior acquisition intangibles. Adoption of this statement did not have a material effect on our consolidated financial position, statement of operations or cash flows.

        In December 2007, the FASB issued ASC Topic 810, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ASC Topic 860 ("ASC Topic 810"). This guidance requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Adoption of this statement did not have a material effect on our consolidated financial position, statement of operations or cash flows.

        In June 2007, the EITF of the FASB reached a consensus on ASC Topic 730, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities ("ASC Topic 730"). This guidance requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. We adopted ASC Topic 730 on January 1, 2008 and the adoption did not have a material effect on our consolidated financial position, results of operations or cash flows.

        In February 2007, the FASB issued Statement of Financial Accounting Standards within ASC Topic 825, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment to ASC Topic 320 ("ASC Topic 320"). The fair value option established by ASC Topic 825 permits all entities to measure all eligible items at fair value at specified election dates. A business entity shall report all unrealized gains and losses on items for which the fair value option has been elected, in earnings at each subsequent reporting date. We adopted ASC Topic 825 on January 1, 2008 and the adoption did not have a material effect on our consolidated financial position, results of operations or cash flows as we did not elect this fair value option on any financial assets or liabilities.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        At December 31, 2009 and 2008, a substantial portion of our cash and cash equivalents consists of short term, highly liquid investments in money market savings accounts held at commercial banks (JPMorganChase, HSBC and Capstone Bank).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The full text of our audited consolidated financial statements as of December 31, 2009 and 2008 and for the fiscal years ended December 31, 2009, 2008 and 2007 and for the period from June 5, 1996 (inception) to December 31, 2009, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

a)    Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management's Report on Internal Control over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

b)    Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  (1)
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

  (2)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and

  (3)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our chief executive officer and chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In connection with this assessment, we identified material weaknesses in internal control over financial reporting as of December 31, 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Because of the material weaknesses described below, management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective.

        (1)   Control environment—We did not maintain an effective control environment. The control environment, which is the responsibility of senior management, sets the tone of the organization,

influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. Each of the following control environment material weaknesses also contributed to the material weaknesses discussed in items (2) through (5) below. Our control environment was ineffective because of the following material weaknesses:

          (a)   We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of Generally Accepted Accounting Principles (GAAP) commensurate with our financial reporting requirements and business environment. This material weakness resulted in a material post closing adjustment which has been reflected in the financial statements for the year ended December 31, 2009. This adjustment caused changes in current assets, stockholders' equity, and expenses, specifically in prepaid expenses and drug substance expense which were not originally recorded in accordance with ASC Topic 730-10-55 Research and Development.

          (b)   We did not maintain an effective anti-fraud program designed to detect and prevent fraud relating to (i) an effective whistle-blower program or other comparable mechanism and (ii) an ongoing program to manage identified fraud risks.

        The control environment material weaknesses described above contributed to the material weaknesses related to our monitoring of internal control over financial reporting, period end financial close and reporting, accounting for stock compensation and equity transactions described in items (2) to (5) below.

        (2)   Monitoring of internal control over financial reporting—We did not maintain effective monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures because of the following material weaknesses:

          (a)   Our policies and procedures with respect to the review, supervision and monitoring of our accounting operations throughout the organization were either not designed and in place or not operating effectively.

          (b)   We did not maintain an effective internal control monitoring function. Specifically, there were insufficient policies and procedures to effectively determine the adequacy of our internal control over financial reporting and to monitoring the ongoing effectiveness thereof.

        Each of these material weaknesses relating to the monitoring of our internal control over financial reporting contributed to the material weaknesses described in items (3) through (5) below.

        (3)   Period end financial close and reporting—Due to a pervasive lack of proper segregation of duties within the finance department, we did not establish and maintain effective controls over certain of our period-end financial close and reporting processes because of the following material weaknesses:

          (a)   We did not maintain effective controls over the preparation and review of the interim and annual consolidated financial statements to ensure that we identified and accumulated all required supporting information to ensure the completeness and accuracy of the consolidated financial statements and that balances and disclosures reported in the consolidated financial statements reconciled to the underlying supporting schedules and accounting records.

          (b)   We did not maintain effective controls over the preparation, review and approval of account reconciliations. Specifically, we did not have effective controls over the completeness and accuracy of supporting schedules for substantially all financial statement account reconciliations.

          (c)   We did not maintain effective controls over the recording of either recurring or non-recurring journal entries. Specifically, effective controls were not designed and implemented to ensure that journal entries were properly prepared with sufficient support or documentation or were reviewed and approved to ensure the accuracy and completeness of the journal entries recorded.

        (4)   Equity Transactions—We did not establish and maintain effective controls to ensure the correct application of GAAP related to equity transactions. Specifically, we did not adequately review private placement agreements to identify potential derivative instruments.

        (5)   Cash management—We did not establish and maintain effective controls to adequately segregate the duties over cash management. Specifically, effective controls were not designed to prevent the misappropriation of cash.

c)     Changes in Internal Control Over Financial Reporting

        During the quarter ended December 31, 2009, no changes other than those in conjunction with certain remediation plans and efforts described below, were identified with respect to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

d)    Remediation Plans

        Management, in coordination with the input, oversight and support of our Audit Committee, has identified the following measures to strengthen our internal control over financial reporting and to address the material weaknesses described above. Prior to the filing of this Annual Report on Form 10-K, we hired a controller who will:

  •
  Prepare annual and quarterly consolidated financial statements

  •
  Prepare annual and quarterly account reconciliations

  •
  Prepare annual and quarterly journal entries

        We believe this hire will significantly improve segregation of duties within our financial department. We are also considering the use of an independent GAAP advisor. While we expect these remedial actions to be essentially implemented in calendar year 2010, some may not be in place for a sufficient period of time to help us certify that material weaknesses have been fully remediated as of the end of calendar year 2010. We will continue to develop our remediation plans and implement additional measures during calendar year 2010 and possibly into calendar year 2011.

        If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and we may continue to be delinquent in our filings. We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. A key element of our remediation effort is the ability to recruit and retain qualified individuals to support our remediation efforts. While our Audit Committee and Board of Directors have been supportive of our efforts by supporting the hiring of various individuals in our finance department as well as funding efforts to improve our financial reporting system, improvement in internal control will be hampered if we can not recruit and retain more qualified professionals. Among other things, any unremediated material weaknesses could result in material post-closing adjustments in future financial statements.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The following table sets forth certain information regarding the directors and executive officers of Callisto Pharmaceuticals, Inc. as of March 31, 2010:

Name	Age	Position
Gabriele M Cerrone	37	Chairman of the Board
Gary S. Jacob	62	Chief Executive Officer, Chief Scientific Officer and Director
Bernard F. Denoyer	62	Senior Vice President, Finance and Secretary
John P. Brancaccio	62	Director
Christoph Bruening	42	Director
Riccardo Dalla-Favera	57	Director
Randall Johnson	63	Director

        Gabriele M. Cerrone has served as our Chairman of the Board of Directors since May 2003 and a consultant since January 2005. From March 1999 to January 2005 Mr. Cerrone served as a Senior Vice President of Investments of Oppenheimer & Co. Inc., a financial services firm. In May 2001, Mr. Cerrone led the restructuring of SIGA Technologies, Inc., a biotechnology company, and served on its board of directors from May 2001 to May 2003. Mr. Cerrone co-founded TrovaGene, Inc. (formerly Xenomics, Inc.), a diagnostics company, and served as Co-Chairman from July 2005 until November 2006. Mr. Cerrone also co-founded FermaVir Pharmaceuticals, Inc., a biotechnology company, and served as Chairman from August 2005 to September 2007, when the company was acquired by Inhibitex, Inc., a biotechnology company. Mr. Cerrone currently serves as a director of Inhibitex, Inc. and a consultant and a director of TrovaGene, Inc. In addition, Mr. Cerrone is Chairman and a consultant to Synergy Pharmaceuticals, Inc. Mr. Cerrone is the managing partner of Panetta Partners Ltd.; a Colorado limited partnership that is a private investor in both public and private venture capital in the life sciences and technology arena as well as real estate. Mr. Cerrone's experience in finance and investment banking allows him to contribute broad financial and strategic planning expertise and led to the Board's conclusion that he should serve as a director of the company.

        Gary S. Jacob, Ph.D. has served as our Chief Executive Officer as well as Chief Scientific Officer since May 2003 and a Director of the Company since October 2004. Dr. Jacob has also served as President, Chief Executive Officer and a Director of Synergy Pharmaceuticals, Inc. since July 2008, Chairman of Synergy-DE from October 2003 until July 2008 and Chief Scientific Officer of Synergy DE from 1999 to 2003. Dr. Jacob is also a director of TrovaGene, Inc. (formerly Xenomics, Inc.), a diagnostics company. Dr. Jacob served as Chief Scientific Officer of Synergy DE from 1999 to 2003. Dr. Jacob has over twenty-five years of experience in the pharmaceutical and biotechnology industries across multiple disciplines including research & development, operations and business development. Prior to 1999, Dr. Jacob served as a Monsanto Science Fellow, specializing in the field of glycobiology, and from 1997 to 1998 was Director of Functional Genomics, Corporate Science & Technology, at Monsanto Company. Dr. Jacob also served from 1990 to 1997 as Director of Glycobiology at G.D. Searle Pharmaceuticals Inc. During the period of 1986 to 1990, he was Manager of the G.D. Searle Glycobiology Group at Oxford University, England. Dr. Jacob's broad management expertise in the pharmaceutical and biotechnology industries provides relevant experience in a number of strategic and operational areas and led to the Board's conclusion that he should serve as a director of our company.

        Bernard F. Denoyer, CPA has served as our Senior Vice President, Finance since December 2007 and from January 2004 to November 2007 served as our Vice President, Finance and Secretary. Since July 2008 Mr. Denoyer has also served as Senior Vice President, Finance and Secretary of Synergy. From October 2000 to December 2003, Mr. Denoyer was an independent consultant providing interim

CFO and other services to emerging technology companies, including Callisto and certain portfolio companies of Marsh & McLennan Capital, LLC. From October 1994 until September 2000, Mr. Denoyer served as Chief Financial Officer and Senior Vice President at META Group, Inc., a public information technology research company, where he was instrumental in their 1995 IPO. From 1990 to 1993 he served as Vice President Finance of Environetics, Inc., a pharmaceutical water diagnostic business until acquired by IDEXX Laboratories, Inc.

        John P. Brancaccio, a retired CPA, has served as a director of our company since April 2004. Since April 2004, Mr. Brancaccio has been the Chief Financial Officer of Accelerated Technologies, Inc., an incubator for medical device companies. From May 2002 until March 2004, Mr. Brancaccio was the Chief Financial Officer of Memory Pharmaceuticals Corp., a biotechnology company. From 2000 to 2002, Mr. Brancaccio was the Chief Financial Officer/Chief Operating Officer of Eline Group, an entertainment and media company. Mr. Brancaccio is currently a director of Alfacell Corporation as well as a director of TrovaGene, Inc. (formerly Xenomics, Inc.) and Synergy Pharmaceuticals, Inc. Mr. Brancaccio's chief financial officer experience provides him with valuable financial and accounting expertise which the Board believes qualifies him to serve as a director of our company.

        Christoph Bruening has served as a director of our company since May 2003. Mr. Bruening organized Value Relations GmbH, a full service investor relations firm operating in Frankfurt, Germany in 1999 and currently serves as its Managing Partner. From 1998 to 1999, Mr. Bruening served as a funds manager and Director of Asset Management for Value Management and Research AG, a private investment fund and funds manager in Germany. From 1997 to 1998, Mr. Bruening was a financial analyst and Head of Research for Value Research GmbH. Mr. Bruening is currently a member of the advisory board of Clarity AG. Mr. Bruening's investment and manager expertise qualifies Mr. Bruening to serve as a director of our company.

        Riccardo Dalla-Favera, M.D has served as a director of our company since June 2005. Dr. Dalla-Favera has been Director of the Herbert Irving Comprehensive Cancer Center at Columbia University since early 2005, Director for the Institute for Cancer Genetics at Columbia University since 1999 and Professor in the Department of Genetics & Development at Columbia University since 1992. Dr. Dalla-Favera was formerly Deputy Director of Columbia-Presbyterian Cancer Center from 1992 to 1998. Dr. Dalla-Favera's medical experience and knowledge qualifies him to serve as a director of our company.

        Randall Johnson, Ph.D. has served as a director of our company since February 2005. Since February 2002, Dr. Johnson has been serving as a consultant to various venture capital, biotechnology and pharmaceutical companies focusing on oncology. From October 1982 to February 2002, Dr. Johnson served in a number of capacities at GlaxoSmithKline PLC/SmithKline Beecham Pharmaceuticals, most recently as a Group Director in the Department of Oncology Research. Dr. Johnson's experience in drug development qualifies him to serve as a director of our company.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

        Based on a review of the copies of such forms received, we believe that during 2009, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

CODE OF BUSINESS CONDUCT AND ETHICS

        We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, executive officers and employees. A copy of this Code of Business Conduct and Ethics is posted on our website at www.callistopharma.com.

ITEM 11.    EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

        The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Principal Financial Officer and two other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the "named executive officers") for fiscal year 2009.

Name & Principal Position	Year	Salary	Bonus	Option Awards(1)	Total
Gabriele M Cerrone(2)	2009	$278,521	$—	$—	$278,521
Chairman of the Board	2008	291,187	—	697,625	988,812
	2007	252,083	84,147	21,239	357,469
Gary S. Jacob	2009	285,000	—	—	285,000
Chief Executive Officer and	2008	293,750	—	710,327	1,004,077
Chief Scientific Officer	2007	300,000	78,750	109,323	488,073
Bernard F. Denoyer	2009	176,249	—	—	176,249
Senior Vice President, Finance	2008	170,874	—	76,660	247,534
and Principal Financial Officer	2007	123,500	12,000	29,862	165,362

(1)
Amounts represent Callisto and Synergy aggregate grant date fair value in accordance with FASB ASC Topic 718 as discussed in Item 8. Share-Based Payments to our Consolidated Financial Statements included elsewhere in this report.

(2)
Mr. Cerrone is being paid pursuant to a consulting agreement with us.

 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

        The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable Callisto stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2009.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Gary S. Jacob	500,000	—		$1.50	June 13, 2013
	112,500	162,500	(1)	3.00	June 29, 2014
	200,000	—		1.01	July 6, 2015
	50,000	—		1.64	March 17, 2016
	75,000	—		0.81	February 16, 2017
Bernard F. Denoyer	100,000	—		3.60	January 15, 2014
	50,000	—		1.38	July 29, 2015
	75,000	25,000	(2)	0.66	April 12, 2017
Gabriele M Cerrone	200,000	—		1.25	January 18, 2011
	333,055	—		1.30	April 22, 2013
	75,000	—		1.50	June 13, 2013
	100,000	—		3.20	April 26, 2014
	375,000	—		1.70	January 10, 2015
	225,000	—		0.96	January 25, 2017

(1)
The remaining 162,500 options vest upon certain drug development or licensing benchmarks.

(2)
25,000 options vest on April 12, 2010.

DIRECTOR COMPENSATION

        The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2009 for services to our company.

Name	Fees Paid In Cash	Option Awards(1)	Total
John P. Brancaccio(2)	$29,125	$123,442	$152,567
Randall Johnson(3)	$7,000	$1,884	$8,884
Riccardo Dalla-Favera(4)	$—	$904	$904
Christoph Bruening(5)	$—	$1,357	$1,357

(1)
Amounts represent Callisto and Synergy aggregate grant date fair value for fiscal year 2009 of stock options granted in 2009 under ASC Topic 718 as discussed in Note 6 Share-Based Payments to our Consolidated Financial Statements included elsewhere in this report.

(2)
Stock options for the purchase of an aggregate of 162,123 Callisto shares were outstanding as of December 31, 2009, of which 150,123 were exercisable

(3)
Stock options for the purchase of an aggregate of 140,500 Callisto shares were outstanding as of December 31, 2009 , of which 128,500 were exercisable

(4)
Stock options for the purchase of an aggregate of 107,000 Callisto shares were outstanding as of December 31, 2009 , of which 95,000 were exercisable

(5)
Stock options for the purchase of an aggregate of 254,000 Callisto shares were outstanding as of December 31, 2009, of which 142,000 were exercisable

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

        Had a "Change of Control" occurred on December 31, 2009 and the executive had been terminated on that date, Dr. Jacob would have been eligible for total compensation (salary and bonus) for the term of his employment under his employment agreement for the time remaining of such employment term of $900,000.

        On February 1, 2010, Dr. Gary Jacob entered into an amended and restated employment agreement with Synergy in which he agreed to serve as Chief Executive Officer and President. The term of the agreement was effective as of August 1, 2008 and continues until December 31, 2012 and is automatically renewed for successive one year periods at the end of each term. Compensation Dr. Jacob receives under his amended and restated employment agreement with Synergy is mutually exclusive with his Callisto agreement and total base salary from both agreements is capped at $300,000 per annum and bonus potential capped at 50% or $150,000.

        We are party to an employment agreement with Bernard Denoyer, dated January 15, 2004, as amended September 1, 2006, to serve as our Vice President, Finance. On December 10, 2007 we entered into an amended and restated employment agreement with Bernard Denoyer pursuant to which Mr. Denoyer serves as our Senior Vice President, Finance and Secretary. Mr. Denoyer's amended and restated employment agreement is for a term of 12 months beginning December 1, 2007 and is automatically renewable for successive one year periods at the end of the term. Mr. Denoyer's base salary was $162,000 per year and he may earn a performance bonus of 15% of his base salary per year at the discretion of the Compensation Committee of the Board of Directors. Effective July 14, 2008, upon Synergy becoming a publicly traded company, Mr. Denoyer's base salary was increased to $190,000 per annum. Mr. Denoyer also serves as Senior Vice President, Finance for Synergy. On January 25, 2010, our Compensation Committee approved a grant of stock options to Mr. Denoyer to purchase 75,000 shares of our common stock pursuant to the Plan at an exercise price equal to $0.26 per share which vest equally over a period of three years.

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

        If the consulting agreement is terminated by us other than for cause or as a result of Mr. Cerrone's death or permanent disability or if Mr. Cerrone terminates the agreement for good reason which includes a change of control, Mr. Cerrone shall receive (i) a severance payment equal to the higher of the aggregate amount of his base compensation for the then remaining term of the agreement or twelve times the average monthly base compensation paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base compensation during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iv) payment in respect of compensation earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination. Had Mr. Cerrone been terminated without cause or good reason on December 31, 2009, he would have been eligible for total compensation of $885,000 for the time remaining under the amended and restated consulting agreement.

        On February 1, 2010, Mr. Cerrone, entered into an amended and restated consulting agreement with Synergy extending the term of the agreement which was effective as of August 1, 2008 by one year until December 31, 2012. Compensation Mr. Cerrone receives under his amended and restated consulting agreement with Synergy is mutually exclusive with his Callisto agreement and total compensation from both agreements is capped at a combined base compensation of $295,000 per annum and bonus potential of 50% or $147,500.

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

Callisto Pharmaceuticals, Inc. Stock Option Plans

        In 1996, Callisto adopted the 1996 Incentive and Non-Qualified Stock Option Plan (the "Plan") for employees, consultants and outside directors to purchase up to 2,000,000 shares of common stock. This Plan was amended in December 2002 to increase the number of shares authorized under the Plan to 10,000,000. The option term for the 3,445,483 options outstanding as of December 31, 2009 under the Plan is ten years from date of grant. The Plan terminated on January 1, 2006 under its original terms and no further options will be granted under the Plan.

        On October 20, 2005, our stockholders approved the 2005 Equity Compensation Incentive Plan. The maximum number of shares of common stock with respect to which awards may be granted under the 2005 Equity Plan is 5,000,000. The option term for options granted under the 2005 Equity Plan is ten years from date of grant and there were 3,468,000 options available for future grants as of December 31, 2009.

        On October 20, 2005, our stockholders approved our 2005 Directors' Stock Option Plan. The maximum number of shares of common stock with respect to which awards may be granted under the 2005 Directors' Plan is 1,000,000. The option term for options granted under the 2005 Directors' Plan is ten years from date of grant and there are 807,000 option shares available for future grants as of December 31, 2009.

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

        The options we grant under the 2005 Equity Plan may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-statutory stock options at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. None of our stock option plans are qualified deferred compensation plans under Section 401(a) of the Code, and are not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). As of December 31, 2009, we have 2,324,555 stock options outstanding not subject to our stock option plans.

Synergy Pharmaceuticals, Inc. Stock Option Plan

        During 2008, Synergy adopted the 2008 Equity Compensation Incentive Plan (the "Synergy Plan") which is intended to promote the best interests of its stockholders by (i) assisting Synergy and its Subsidiaries in the recruitment and retention of persons with ability and initiative, (ii) providing an incentive to such persons to contribute to the growth and success of Synergy's businesses by affording such persons equity participation in Synergy and (iii) associating the interests of such persons with those of Synergy and its Subsidiaries and stockholders. Stock options granted under the Synergy Plan, typically vest after three years of continuous service from the grant date and have a contractual term of ten years. As of December 31, 2009 there were 4,214,016 stock options outstanding under the Synergy Plan and 2,285,984 shares available for future issuances. On March 1, 2010, a majority of the Synergy shareholders acting by written consent approved an amendment to the Synergy Plan increasing the number of shares reserved under the Synergy Plan to 15,000,000 shares.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 31, 2010 by (i) each person know to beneficially own more than 5% of the outstanding common stock, (ii) each of our directors, (iii) the Named Executive Officers and (iv) all directors and executive officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Callisto Pharmaceuticals, Inc., 420 Lexington Avenue, Suite 1609, New York, N.Y. 10170.

	Shares of Common Stock Beneficially Owned(1)
Name and Address of Beneficial Owner	Number of Shares		Percentage and Class
Gabriele M. Cerrone Chairman of the Board	3,509,825	(2)	6.3%
Gary S. Jacob Chief Executive Officer, Chief Scientific Officer and Director	1,324,745	(3)	2.4%
Bernard Denoyer Senior Vice President, Finance and Secretary	250,000	(4)	*
Riccardo Dalla-Favera Director	95,000	(5)	*
Christoph Bruening Director	517,699	(6)	1.0%
John Brancaccio Director	150,123	(7)	*
Randall K. Johnson Director	128,500	(8)	*
All Directors and Executive Officers as a group (7 persons)	5,975,892	(9)	10.4%

*
less than 1%

(1)
Applicable percentage ownership as of March 31, 2010 is based upon 54,027,778 shares of common stock outstanding.

(2)
Includes 1,308,055 shares of common stock issuable upon exercise of stock options held by Mr. Cerrone and 30,000 shares of common stock issuable upon exercise of warrants, held by Panetta Partners, Ltd. Mr. Cerrone is the sole managing partner of Panetta and in such capacity only exercises voting and dispositive control over securities owned by Panetta, despite him having only a small pecuniary interest in such securities.

(3)
Includes 1,187,500 shares of common stock issuable upon exercise of stock options.

(4)
Consists of 250,000 shares of common stock issuable upon exercise of stock options.

(5)
Consists 95,000 shares of common stock issuable upon exercise of stock options.

(6)
Includes 142,000 shares of common stock issuable upon exercise of stock options.

(7)
Consists of 150,123 shares of common stock issuable upon exercise of stock options.

(8)
Consists of 128,500 shares of common stock issuable upon exercise of stock options.

(9)
Includes 3,261,178 shares of common stock issuable upon exercise of stock options and 30,000 shares of common stock issuable upon exercise of the warrants.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

        The aggregate fees billed and unbilled for the fiscal years ended December 31, 2009 and December 31, 2008, for professional services rendered by our principal accountants for the audits of our annual financial statements, the review of our financial statements included in our quarterly reports on Form 10-Q and consultations and consents were approximately $275,000 and $297,926, respectively.

AUDIT-RELATED FEES

        There were no aggregate fees billed for the fiscal years ended December 31, 2009 and 2008 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, specifically accounting research.

TAX AND OTHER FEES

        The aggregate fees billed and unbilled for the fiscal years ended December 31, 2009 and 2008 for professional services rendered by our principal accountants for tax preparation services was $15,000 for each year.

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

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)
Index to Financial Statement Schedules:

Index to Consolidated Financial Statements	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3
Consolidated Statement of Operations for each of the three years ended December 31, 2009, 2008 and 2007 and for the period June 5, 1996 (inception) to December 31, 2009	F-4
Consolidated Statement of Changes in Stockholder's Equity (Deficit) for the period June 5, 1996 (inception) to December 31, 2009	F-5
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2009, 2008 and 2007 and for the period June 5, 1996 (inception) to December 31, 2009	F-12
Notes to Consolidated Financial Statements	F-13
(2)
List of Documents Filed as a Part of This Report:

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
3.2
Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K filed on October 27, 2006)
3.3
Certificate of Amendment to Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.2 filed with the Company's Current Report on Form 8-K filed on December 27, 2006)
3.4
Certificate of Amendment to Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.2 filed with the Company's Current Report on Form 8-K filed on August 7, 2007)
3.5
Certificate of Amendment to Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K filed on September 22, 2009)
3.6
Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series B Convertible Preferred Stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K filed on August 7, 2007)
3.7
Certificate of Amendment to Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series B Convertible Preferred Stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.2 filed with the Company's Current Report on Form 8-K filed on September 22, 2010)
3.8	Bylaws, as amended (Incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K filed on June 4, 2007)
4.1	1996 Incentive and Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on May 15, 2003)
4.2
Form of Warrant to purchase shares of common stock issued in connection with the sale of common stock (Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on January 28, 2004)
4.4	2005 Equity Compensation Incentive Plan (Incorporated by reference to Appendix B filed with the Company's Definitive Proxy Statement on Schedule 14A filed on August 31, 2005)
4.5	2005 Directors' Stock Option Plan (Incorporated by reference to Appendix C filed with the Company's Definitive Proxy Statement on Schedule 14A filed on August 31, 2005)

Exhibit No.	Description
4.6	Form of Warrant to purchase Common Stock issued in connection with the sale of Common Stock (Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on February 9, 2006)
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
4.11	Form of Extension Agreement (Incorporated by reference to Exhibit 4.2 filed with the Company's Current Report on Form 8-K filed on March 23, 2010).
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
10.12
Amendment to Exchange Agreement dated July 14, 2008 among Callisto Pharmaceuticals, Inc. Synergy Pharmaceuticals, Inc. the individuals named on the signature pages thereto and Pawfect Foods, Inc. (incorporated by reference to Exhibit 10.2 filed with the Company's Current Report on Form 8-K filed on July 18, 2008)
10.13
Technology Assignment Agreement between Callisto Pharmaceuticals, Inc. and AnorMED Corporation, a wholly owned subsidiary of Genzyme Corporation, dated December 19, 2008 (incorporated by reference to Exhibit 10.13 filed with the Company's Annual Report on Form 10-K filed on April 15, 2009).
10.14
Form of Securities Purchase Agreement by and between Callisto Pharmaceuticals, Inc. and the several investors party thereto (incorporated by reference to Exhibit 10.14 filed with the Company's Annual Report on Form 10-K filed on April 15, 2009).
10.15
Form of Security Agreement made by Callisto Pharmaceuticals, Inc and Sommer and Schneider, LLP (incorporated by reference to Exhibit 10.15 filed with the Company's Annual Report on Form 10-K filed on April 15, 2009) .
10.16	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.16 filed with the Company's Annual Report on Form 10-K filed on April 15, 2009).
10.17	Form of Secured Promissory Note (incorporated by reference to Exhibit 10.17 filed with the Company's Annual Report on Form 10-K filed on April 15, 2009).
10.18
Amended and Restated Executive Employment Agreement by and between Callisto Pharmaceuticals, Inc. and Gary S. Jacob dated March 11, 2009 (incorporated by reference to Exhibit 10.18 filed with the Company's Annual Report on Form 10-K filed on April 15, 2009).*
10.19
Amended and Restated Consulting Agreement by and between Callisto Pharmaceuticals, Inc. and Gabriele M. Cerrone dated March 11, 2009 (incorporated by reference to Exhibit 10.19 filed with the Company's Annual Report on Form 10-K filed on April 15, 2009).*
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

CALLISTO PHARMACEUTICALS, INC. (Registrant)
Date: March 31, 2010	By:	/s/ GARY S. JACOB Gary S. Jacob, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ GARY S. JACOB Gary S. Jacob	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2010
/s/ BERNARD F. DENOYER Bernard F. Denoyer	Senior Vice President, Finance (Principal Financial and Accounting Officer)	March 31, 2010
/s/ GABRIELE M. CERRONE Gabriele M. Cerrone	Chairman of the Board	March 31, 2010
/s/ RICCARDO DALLA-FAVERA Riccardo Dalla-Favera	Director	March 31, 2010
/s/ JOHN P. BRANCACCIO John P. Brancaccio	Director	March 31, 2010
/s/ CHRISTOPH BRUENING Christoph Bruening	Director	March 31, 2010
Randall K. Johnson	Director

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

Index to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3
Consolidated Statements of Operations for the three years ended December 31, 2009, 2008 and 2007 and June 5, 1996 (inception) to December 31, 2009	F-4
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period June 5, 1996 (Inception) to December 31, 2009	F-5
Consolidated Statements of Cash Flows for the three years ended December 31, 2008, 2007 and 2006 and for the period June 5, 1996 (Inception) to December 31, 2009	F-12
Notes to the Consolidated Financial Statements	F-13

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Callisto Pharmaceuticals, Inc.
New York, New York

        We have audited the accompanying consolidated balance sheets of Callisto Pharmaceuticals, Inc. and Subsidiaries (a development stage company) (the "Company") as of December 31, 2009 and 2008, the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2009 and for the period from June 5, 1996 (inception) to December 31, 2009 and the related consolidated statement of stockholders' equity (deficit) for the period from June 5, 1996 (inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Callisto Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 and for the period from June 5, 1996 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 3 to the consolidated financial statements, effective January 1, 2009, the Company has changed its method of accounting for non-controlling interest with the adoption of the guidance originally issued is FAS 160, "Noncontrolling Interests in Consolidated Financial Statements" (codified in FASB ASC Topic 810, Consolidation) and has changed its method of accounting for the warrants due to the adoption of EITF 07-05, "Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity's Own Stock" (codified in FASB ASC Topic 815, Derivatives and Hedging).

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

/s/ BDO SEIDMAN, LLP BDO Seidman, LLP
New York, New York March 31, 2010

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$7,207,612	$301,323
Cash in escrow	—	201,908
Prepaid expenses and other	1,061,630	59,756

Total Current Assets	8,269,242	562,987

Property and equipment, net	14,665	20,649
Security deposits	87,740	78,116

Total Assets	$8,371,647	$661,752

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$3,079,798	$3,687,549
Accrued expenses	727,679	1,136,264

Total Current Liabilities	3,807,477	4,823,813
Notes Payable	487,130	20,176
Derivative financial instruments, at estimated fair value—warrants	11,870,369	—
Commitments and contingencies
Stockholders' Deficit:
Series A convertible preferred stock, par value $0.0001, 700,000 shares authorized, 63,000 and 98,000 shares outstanding at December 31,2009 and December 31, 2008, respectively	6	10
Series B convertible preferred stock, par value $0.0001, 2,500,000 shares authorized, 1,014,166 and 1,137,050 shares outstanding at December 31, 2009 and December 31, 2008, respectively	102	114
Common stock, par value of $.0001 per share: 225,000,000 shares authorized; 53,608,111 and 49,556,661 shares outstanding at December 31, 2009 and December 31, 2008, respectively	5,359	4,955
Additional paid-in capital	105,263,377	86,799,951
Deficit accumulated during development stage	(109,779,780)	(90,987,267)

Total Callisto Stockholders' Deficit	(4,510,936)	(4,182,237)
Non-controlling interest	(3,282,393)	—

Total Deficit	(7,793,329)	(4,182,237)

Total Liabilities and Stockholders' Deficit	$8,371,647	$661,752

The accompanying notes are an integral part of these consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

					For the period June 5, 1996 (inception) to December 31, 2009
	Year ended December 31,
	2009	2008	2007
Revenues	$—	$—		$—	$—

Costs and Expenses:
Research and development	3,936,474	5,449,721		6,507,978	38,034,738
Government grants	—	(30,000)		(260,853)	(1,135,318)
Purchased in-process research and development	—	—		—	6,944,553
General and administrative	4,593,511	4,311,767		4,317,288	43,572,117

Loss from Operations	(8,529,985)	(9,731,488)		(10,564,413)	(87,416,090)
Interest and investment income	25,008	76,017		84,694	889,335
Other income/(expense), net	(436,693)	—		1,449	(608,539)
Change in fair value of Series B Preferred investor warrants from date of issuance to expiration of put option	(9,413,744)	—		2,591,005	(6,822,739)

Net Loss	(18,355,414)	(9,655,471)		(7,887,265)	(93,958,033)
Net Loss attributable to noncontrolling interest	3,282,393	—		—	3,282,393

Net loss attributable to controlling interest	(15,073,021)	(9,655,471)		(7,887,265)	(90,675,640)
Series A Preferred stock beneficial conversion feature accreted as a dividend	—	—		(2,504,475)	(4,888,960)
Series B Preferred stock beneficial conversion feature accreted as a dividend	—	—		(10,495,688)	(10,495,688)
Series A Preferred stock conversion rate change accreted as a dividend	(136,889)	—		—	(136,889)
Series B Preferred stock conversion rate change accreted as a dividend	(1,678,703)	—		—	(1,678,703)
Cumulative effect of adopting ASC Topic 815 January 1, 2009	—	—		—	(1,903,900)

Net loss attributable to common stockholders	$(16,888,613)	$(9,655,471)	$	$(20,887,428)	$(109,779,780)

Weighted Average Common Shares Outstanding
Basic and Diluted	51,394,669	47,357,254		41,770,669

Net Loss per Common Share
Basic and Diluted	$(0.33)	$(0.20)		$(0.50)

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

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Convertible Preferred Shares	Series A Convertible Preferred Stock	Series B Convertible Preferred Shares	Series B Convertible Preferred Stock	Common Shares	Common Stock Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Non- Controlling Interest	Total Stockholders' Equity (Deficit)
Balance, December 31, 2008	98,000	$10	1,137,050	$114	49,556,661	4,955	$86,799,951	$(90,987,267)	$—	$(4,182,237)
Cumulative effect of adoption of ASC Topic 815	—	—	—	—	—	—	(181,732)	(1,903,900)	—	(2,085,632)
Net Loss	—	—	—	—	—	—	—	(15,073,021)	(3,282,393)	(18,355,414)
Stock based compensation expense	—	—	—	—	—	—	1,119,856	—	—	1,119,856
Conversion of Series A preferred stock to common stock	(35,000)	(4)	—	—	894,445	89	(85)	—	—	—
Conversion of Series B preferred stock to common stock	—	—	(122,884)	(12)	2,963,236	296	(284)	—	—	—
Private placements of common stock of majority owned subsidiary	—	—	—	—	—	—	15,970,100	—	—	15,970,100
Fees and expenses associated with private placements of majority owned subsidiary	—	—	—	—	—	—	(260,002)	—	—	(260,002)
Preferred Stock dividend attributable to reset of conversion price in conjunction with waiver of liquidation preference	—	—	—	—	—	—	1,815,592	(1,815,592)	—	—
Cashless Conversion of Warrants to Common Stock	—	—	—	—	193,769	19	(19)	—	—	—

Balance December 31, 2009	63,000	$6	1,014,166	$102	53,608,111	$5,359	$105,263,377	$(109,779,780)	$(3,282,393)	$(7,793,329)

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from June 5, 1996 (Inception) to December 31, 2009
	Year ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities:
Net loss	$(18,355,414)	$(9,655,471)	$(7,887,265)	$(93,958,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,983	6,654	3,142	102,568
Stock-based compensation expense	1,119,856	589,063	628,361	18,854,725
Purchased in-process research and development	—	—	—	6,841,053
Purchase discount accreted as interest income on U.S. Treasury bills	—	(26,950)	—	(26,950)
Interest expense on notes payables	436,693			436,693
Stock-based liquidated damages	—	—	—	579,696
Change in fair value of Series B preferred warrants from date of issuance to expiration of put options	9,413,744	—	(2,591,005)	6,822,739
Net liabilities assumed in excess of assets acquired	—	(42,824)	—	(282,752)
Changes in operating assets and liabilities:
Prepaid expenses	(1,001,874)	29,064	(22,079)	(1,061,630)
Security deposit	(9,624)	(4,400)	—	(87,740)
Accounts payable and accrued expenses	(1,016,336)	202,489	1,420,303	3,754,977

Total Adjustments	8,948,442	753,096	(561,278)	35,933,379

Net Cash Used in Operating Activities	(9,406,972)	(8,902,375)	(8,448,543)	(58,024,654)

Cash Flows From Investing Activities:
Short-term investments—purchased	—	—	(5,921,825	(5,921,825)
Short-term investments—liquidated	—	2,994,640	2,954,135	5,948,775
Additions to property and equipment	—	(12,196)	(11,798)	(117,233)

Net Cash Provided by (Used in) Investing Activities	—	2,982,444	(2,979,488)	(90,283)
Cash Flows From Financing Activities:
Issuance of common and preferred stock	—	—	11,750,500	48,719,673
Finders fees and expenses	(260,002)	—	(957,360)	(3,241,085)
Proceeds from sale of 11% Notes	603,163			603,163
Proceeds of private placement of majority owned subsidiary's common stock, net of fees and expenses	15,970,100	2,951,913	—	18,922,013
Exercise of common stock warrants	—	—	—	318,785

Net Cash Provided by Financing Activities	16,313,261	2,951,913	10,793,140	65,322,549

Net (decrease) increase in cash and cash equivalents	6,906,289	(2,968,018)	(634,891)	7,207,612
Cash and cash equivalents at beginning of period	301,323	3,269,341	3,904,232	—

Cash and cash equivalents at end of period	$7,207,612	$301,323	$3,269,341	$7,207,612

Supplementary disclosure of cash flow information:
Cash paid for taxes	$59,704	$33,370	$4,868	$221,429
Supplementary disclosure of non-cash investing and financing activities:
Series A Preferred stock beneficial conversion feature accreted as a dividend	$—	$—	$2,504,475	$4,888,960
Series B Preferred stock beneficial conversion feature accreted as a dividend	$—	$—	$10,495,688	$10,495,688
Issuance of 11% Notes payable, cash held on escrow	$—	$201,908	$—	$201,908

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

        From inception through December 31, 2009, Callisto has sustained cumulative net losses attributable to common stockholders of $109,779,780 Callisto's losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of proposed products, stock-based compensation expense, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees, as well as deemed dividends attributable to the beneficial conversion rights of convertible preferred stock at issuance. From inception through December 31, 2009 Callisto has not generated any revenue from operations. The Company expects to incur additional losses to perform further research and development activities and does not currently have any commercial biopharmaceutical products, and does not expect to have such for several years, if at all.

        Callisto's product development efforts are thus in their early stages and Callisto cannot make estimates of the costs or the time they will take to complete. The risk of not completing of any program is high because of the many uncertainties involved in bringing new drugs to market including the long duration of clinical testing, the specific performance of proposed products under stringent clinical trial protocols, the extended regulatory approval and review cycles, the nature and timing of costs and competing technologies being developed by organizations with significantly greater resources.

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

        As of December 31, 2009, Callisto had an accumulated deficit during development stage of $109,779,780. Callisto expects to incur significant and increasing operating losses for the next several years as Callisto expands its research and development, continues clinical trials of SP-304 for the treatment of GI disorders, acquires or licenses technologies, advances other product candidates into clinical development, seeks regulatory approval and, if FDA approval is received, commercializes products. Because of the numerous risks and uncertainties associated with product development efforts, Callisto is unable to predict the extent of any future losses or when Callisto will become profitable, if at all.

        Net cash used in operating activities was $9,406,972, $8,902,375 and $8,448,543 for the twelve months ended December 31, 2009, 2008 and 2007, respectively, and $58,024,654 for the period from June 5, 1996 (inception) to December 31, 2009. As of December 31, 2009 and 2008, Callisto had $7,207,612 and $301,323 respectively, of cash and cash equivalents.

        During the twelve months ended December 31, 2009, 2008 and 2007, Callisto incurred net losses from operations of $8,529,985, $9,731,488 and $10,564,413, respectively and $87,416,090 for the period June 5, 1996 (inception) to December 31, 2009. To date, Callisto's sources of cash have been primarily limited to sale of equity securities. Net cash provided by financing activities for the twelve months ended December 31, 2009, 2008 and 2007 was $16,313,261, $2,951,913 and $10,793,140 , respectively, and $65,322,549 for the period June 5, 1996 (inception) to December 31, 2009. As of December 31, 2009 Callisto had a working capital of $4,461,765.

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

Fair Value of Financial Instruments

        Financial instruments consist of cash and accounts payable. These financial instruments are stated at their respective historical carrying amounts which approximate fair value due to their short term nature. The fair value of the notes payable approximates their carrying amounts. Financial instruments also include certain of the Company's warrants which were required to be accounted for as derivative liabilities under ASC Topic 815-40 and are recorded at fair value. (See Note 5)

Property and Equipment

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

Contingencies

        In the normal course of business, Callisto is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, product and environmental liability, and tax matters. In accordance with Statement of FASB ASC Topic 450, Accounting for Contingencies, ("ASC Topic 450"), Callisto records accruals for such loss contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. Callisto, in accordance with this guidance, does not recognize gain contingencies until realized. For a discussion of contingencies, see Note 8. Commitments and Contingencies below.

Business Concentrations and Credit Risks

        All of Callisto's cash and cash equivalents as of December 31, 2009 and 2008 are on deposit with commercial financial institution. Deposits at any point in time may exceed federally insured limits.

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

        In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded prepaid research and development expense of $1 million for nonrefundable deposits on production of drug substance of its drug candidate SP-304 by two of its vendors. In accordance with this guidance, Synergy expenses these advance payments when drug compound is delivered.

Loss Per Share

        Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, ("ASC Topic 260") for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares because shares issuable pursuant to the exercise of stock options would have been antidilutive. (See Note 9)

Government Grants

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

        On April 1, 2005 Callisto was awarded an $885,641 biodefense partnership grant from the National Institute of Allergy and Infectious Diseases ("NIAID") to develop a monoclonal antibody and vaccine against bacterial superantigen toxins over a two year period. Callisto receives cash funding under approved grants and records the receipt as an offset to research and development expense only when the expense is incurred. Funds received as an offset to research and development expenses incurred totaled $0, $30,000 and $260,853 during the twelve months ended December 31, 2009, 2008 and 2007, respectively and has been reported on our Consolidated Statements of Operations as a separate line item entitled "Government Grants". Funding for this program was extended one year through April 2008. Because the bioterrorism program is not a core activity, Callisto terminated in-house work on this program upon expiration of the research grant in April 2008.

Recent Accounting Pronouncements

        In August 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2009-05, "Measuring Liabilities at Fair Value" ("ASU 2009-05"). ASU 2009-05 amends ASC Topic 820 and clarifies that, where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC Topic 820. ASU 2009-05 also clarifies that, when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of ASU 2009-05 did not have a material impact on the Company's financial statements.

        In June 2009, FASB issued Accounting Standards Update No. 2009-01, "Generally Accepted Accounting Principles" (ASC Topic 105), by the Codification which establishes the FASB Accounting Standards Codification (the "Codification" or "ASC") as the single source of authoritative GAAP. All existing accounting standards in effect prior to the Codification were superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification. The Codification does not change GAAP and did not impact the Company's financial statements. All references to authoritative accounting literature (including references related to period's prior to the establishment of the Codification) have been referenced in accordance with the Codification.

        In May 2009, the FASB issued guidance within ASC Topic 855, Subsequent Events, amended by ASU 2010-09 relating to subsequent events. This guidance establishes principles and requirements for subsequent events. This guidance defines the period after the balance sheet date during which events or transactions that may occur would be required to be disclosed in a company's financial statements. Public entities are required to evaluate subsequent events through the date that financial statements are issued. This guidance also provides guidelines for evaluating whether or not events or transactions occurring after the balance sheet date should be recognized in the financial statements. Accordingly, management has evaluated subsequent events through the date the financial statements are issued.

        In June 2008, the FASB ratified the consensus reached on guidance within ASC Topic 815., Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock ("ASC Topic 815"). This guidance clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities. ASC Topic 815 was effective for financial statements issued for fiscal years beginning after December 15, 2008. Adoption of this statement did have a material effect on the Company's consolidated financial position, results of operations or cashflows. Based upon the Company's analysis of the criteria contained in ASC Topic 815-40, certain warrants (the "New Warrants") issued in connection with the issuance of the 11% Notes must now be treated as derivative liabilities in the Company's statement of financial position. Prior to the adoption of ASC Topic 815-40, the Company accounted for the Warrants as components of stockholders' equity.

        In February 2008, the FASB issued ASC Topic 820, Partial Deferral of the Effective Date of Statement 157, ("ASC Topic 820"). This guidance delays the effective date of Fair Value Measurements ("ASC Topic 820") for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Adoption of this statement did not have a material effect on the Company's consolidated financial position, results of operations or cashflows.

        In December 2007, the FASB issued ASC Topic 810, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ASC Topic 860 ("ASC Topic 810"). This guidance requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Adoption of this statement did not have a material effect on the Company's consolidated financial position, statement of operations or cash flows.

        In December 2007, the FASB ratified ASC Topic 808, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, ("ASC Topic 808"), which provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure requirements. ASC Topic 808 was effective for fiscal years beginning after December 15, 2008. Adoption of this statement did not have a material effect on the Company's consolidated financial position, results of operations or cashflow.

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

        On April 30, 2003, pursuant to an Agreement and Plan of Merger dated March 10, 2003, as amended April 4, 2003, Synergy Acquisition Corp., a wholly-owned subsidiary of Webtronics merged into Synergy Pharmaceuticals Inc. ("Synergy") and Callisto Acquisition Corp., a wholly-owned subsidiary of Webtronics merged into Old Callisto (collectively, the "Merger"). As a result of the Merger, Old Callisto and Synergy became wholly-owned subsidiaries of Webtronics. In connection with the Merger Webtronics issued 17,318,994 shares of its common stock in exchange for outstanding Old Callisto common stock and an additional 4,395,684 shares in exchange for outstanding Synergy common stock. Subsequently, 171,818 shares of common stock issued to former Synergy shareholders were returned to Callisto under the terms of certain indemnification agreements. The Merger was accounted for as a recapitalization of Old Callisto by an exchange of Webtronics common stock for the net assets of Old Callisto consisting primarily of cash and fixed assets. Old Callisto then changed its name to Callisto Research Labs, LLC and Webtronics changed its name to Callisto Pharmaceuticals, Inc. ("Callisto") and changed its state of incorporation from Florida to Delaware. Callisto remains the continuing legal entity and registrant for Securities and Exchange Commission reporting purposes.

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

5.     Derivative Financial Instruments

        Effective January 1, 2009, the Company adopted provisions of ASC Topic 815-40, "Derivatives and Hedging: Contracts in Entity's Own Equity" ("ASC Topic 815-40"). ASC Topic 815-40 clarifies the determination of whether an instrument issued by an entity (or an embedded feature in the instrument) is indexed to an entity's own stock, which would qualify as a scope exception under ASC Topic 815-10.

        Based upon the Company's analysis of the criteria contained in ASC Topic 815-40 , certain warrants (the "New Warrants") issued in connection with the issuance of the 11% Notes must now be treated as derivative liabilities in the Company's statement of financial position. Prior to the adoption of ASC Topic 815-40, the Company accounted for the Warrants as components of stockholders' equity.

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

        Prospectively, the New Warrants will be re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value will be recorded as non-cash valuation adjustments within other income (expense) in the Company's statement of operations. The Company estimates the fair value of the New Warrants using the Black-Scholes option pricing model in order to determine the associated derivative instrument liability described above.

        The assumptions used for the year ended December 31, 2009 valuation are noted in the following table:

For the year ended December, 2009
Expected Warrant term	7.25 to 8 years
Risk-free interest rate	2.27% to 3.81%
Expected volatility	100% to 200%
Dividend yield	0%

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

        The following table sets forth the components of changes in the Company's long term derivative financial instruments liability balance for the periods indicated:

Date	Description	New Warrants	Derivative Instrument Liability
12/31/2008	Initial relative fair value of New Warrants, upon issuance	23,216,230	$181,732
01/01/2009	Cumulative effect adjustment upon adoption of ASC Topic 815		$1,903,900

01/01/2009	Fair value of New Warrants upon adoption of ASC Topic 815	23,216,230	$2,085,632
03/31/2009	Change in fair value of warrants outstanding on December 31, 2008 during the quarter ended March 31, 2009		$(232,505)
01/31/2009	Fair value of New Warrants issued during the quarter ended March 31, 2009, on date of issuance	5,633,726	$562,270
03/31/2009	Change in fair value of New Warrants issued during the quarter ended March 31, 2009		$(112,662)

03/31/2009	Balance of derivative financial instruments March 31, 2009	28,849,956	$2,302,735
06/30/2009	Change in fair value of warrants outstanding on March 31, 2009, during the quarter ended June 30, 2009		$5,712,513
06/17/2009	Fair value of New Warrants issued during the quarter ended June 30, 2009, on date of issuance	40,236,218	$4,365,620
06/30/2009	Change in fair value of New Warrants issued during the quarter ended June 30, 2009		$6,812,325

06/30/2009	Balance of derivative financial instruments June 30, 2009	69,086,174	$19,193,193
09/30/2009	Change in fair value of New Warrants outstanding on June 30, 2009 during the quarter ended September 30, 2009		$5,735,936

09/30/2009	Balance of derivative financial instruments September 30, 2009	69,086,174	$24,929,129
12/31/2009	Change in fair value of New Warrants outstanding on September 30, 2009, during the quarter ended December 31, 2009		$(13,058,760)

12/31/2009	Balance of derivative financial instruments December 31, 2009	69,086,174	$11,870,369

6.     Fair Value Measurements

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

        The following table presents the Company's liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2009:

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Derivative liabilities related to Warrants	$—	—	$11,870,369	$11,870,369

        The following table sets forth a summary of changes in the fair value of the Company's Level 3 liabilities for the nine months ended December 31, 2009:

Description	Balance at December 31, 2008	Cumulative Effect of the Adoption of ASC Topic 815	Accretion of Debt discounts of Notes Payable(1)	Unrealized Losses	Balance as of December 31, 2009
Derivative liabilities related to Warrants	$—	$2,085,632	$370,993	$9,413,744	$11,870,369

(1)
Included in Other Income/Expense

7.     Stockholders' equity (deficit)

        During the twelve months ended December 31, 2009 Synergy sold 22,814,425 shares of unregistered common stock at $0.70 per share to private investors, pursuant to a Securities Purchase Agreement, for aggregate proceeds of $15,970,100. There were no warrants issued in connection with these transactions. Synergy incurred $260,002 in fees to selling agents and legal services in connection with certain of these transactions. Pursuant to the Securities Purchase Agreement the investors agreed to be subject to a lock-up until August 15, 2010 and Synergy agreed to price protection for the investors in the event of subsequent sales of equity securities as defined, until February 15, 2011. In accordance with the guidance contained in ASC Topic 815-40, the Company has determined that the price protection provisions are embedded derivatives that require bifurcation and recognition at fair value in the company's financial statements. The Company has determined that the fair value of the derivatives is immaterial. As of December 31, 2009 Callisto owns 50.4% of Synergy's outstanding shares.

        On September 16, 2009, the Company amended the Series A and Series B Convertible Preferred Stock to eliminate the liquidation preference and decrease the conversion price of the Series A and B Convertible Preferred Stock to $0.36 per share from $0.50 per share. The closing price of the Company's common stock on September 16, 2009 was $0.20 per share. This modification resulted in the prospective issuance of an additional 684,444 and 8,393,513 of Callisto common stock in the event of the conversion of the remaining Series A and B Preferred Stock, respectively. The additional shares of Callisto common stock, valued at the share price on the date of the modification, have been accounted for as a dividend on the Series A and B Convertible Preferred Stock totaling $136,889 and $1,678,703, respectively, during the twelve months ended December 31, 2009.

        During the twelve months ended December 31, 2009, 35,000 shares of Series A Convertible Preferred Stock were converted to 894,445 shares of common stock and 122,884 shares of Series B Convertible Preferred Stock were converted to 2,963,236 shares of common stock.

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

        The proceeds from the issuance of these instruments were allocated to the 11% Notes and the New Warrants based upon the relative fair values of the 11% Notes and the New Warrants. The New Warrants had a fair value of $6,781,471 upon issuance, measured utilizing the Black Scholes fair value methodology using assumptions ranging from 7.5 to 8 years for expected term, volatility of 150% to 200%, no dividends and risk free interest rates ranging from 1.76% to 3.33%. This resulted in a debt discount of $552,728 apportioned to the New Warrants recorded as additional paid in capital and the balance of $20,176 was reflected on the Company's balance sheet as long term notes as of December 31, 2008. The debt discount of $552,728 will be accreted to the 11% Notes as interest expense over the life of the 11% Notes.

        The following table summarizes the financial impact of the 11% Notes payable and the related interest expense for the period from December 30, 2008 through December 31, 2009:

	11% Notes Payable	Interest expense
11% Notes issued on December 30, 2008	$201,908	$—
Apportionment of net proceeds to New Warrants recorded as additional paid in capital (11% Note discount)	(181,732)

11% Notes balance at December 31, 2008	20,176	—
11% Notes issued during the three months ended March 31, 2009	51,375
Accretion of 11% Note discount to interest expense	34,800	34,800
11% nominal interest expense	6,685	6,685

11% Notes balance March 31, 2009	$113,036	$41,485
11% Notes issued during the three months ended June 30, 2009	349,880
Apportionment of net proceeds to New Warrants recorded as additional paid in capital (11% Note discount)	(370,996)
Accretion of 11% Note discount to interest expense	65,215	65,215
11% nominal interest expense	8,317	8,317

11% Notes Balance June 30, 2009	$165,452	$115,017
Accretion of 11% Note discount to interest expense	144,116	144,116
11% nominal interest expense	16,723	16,723

11% Notes Balance September 30, 2009	$326,291	$275,854
Accretion of 11% Note discount to interest expense	144,116	144,116
11% nominal interest expense	16,723	16,723

11% Notes Balance December 31, 2009	$487,130	$436,693

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

        On January 31, 2008, the Board of Directors approved a reassignment, as well as, a decrease in the exercise price, of the 1,323,822 warrants, previously assigned from Trilogy Capital Partners LLC to two unaffiliated entities, from $1.03 per share to $0.70 per share. The decrease in the exercise price was effective immediately and the reassignment will be effective at management's discretion. Callisto has determined that the price modifications was compensatory in accordance with ASC 718 and the associated stock-based compensation expense of $45,086 was recorded during the quarter ended March 31, 2008. As of December 31, 2008, Callisto had not reassigned the warrants any further.

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

        As per ASC Topic 480, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", the Company determined the balance sheet classification of the Series B Preferred Stock to be equity given that the mandatory redemption option had expired as of September 30, 2007. The escrow was released on October 1, 2007 with no further claims or restrictions on the cash.

        As per ASC Topic 815, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, Company Stock", Callisto has determined that the fair value of the Series B Warrants issued to the Lead Investors should be treated as a liability upon issuance and reclassified to permanent equity based on the fair value upon expiration of the Put Option. The change in fair value of the Series B Lead Investor warrant from the date of issuance through the expiration of the Put Option was recorded as other income totaling $2,591,005 during the three and nine months ended September 30, 2007. Callisto has determined that the warrants issued to other than Lead Investors should be treated as "permanent equity".

        As per ASC Topic 825 "Accounting for Registration Payment Arrangements", issued in December 2006, which specifies that contingent obligations under a registration payment arrangement should be separately recognized and measured in accordance with ASC Topic 450 "Accounting for Contingencies". Callisto has determined that no liability needed to be recorded because the Company filed a timely registration statement covering the sale of the common shares underlying the conversion of the Series B Preferred Stock and the Warrants on September 11, 2007.

        As per ASC Topic 470, "Debt" Callisto evaluated the Series B Preferred Stock transaction and accordingly found that there was an embedded beneficial conversion feature. The fair value of the detachable warrants on the date of grant was $6,677,513 using Black Scholes assumptions of 60% volatility, a risk free interest rate of 4.57% to 4.31%, no dividend, an expected life of 3 years and a stock price on that dates of grant ranging from $0.66 to $0.68 per share. The conversion rights of the Series B Preferred Stock contained an embedded beneficial conversion feature totaling $10,495,688 that was immediately accreted to the Series B Convertible Preferred Stock as a dividend because the preferred stock could be converted immediately upon issuance.

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

        Conversion Rights.    Each share of Series A Convertible Preferred Stock shall be convertible into that number of shares of common stock determined by dividing the Stated Value, currently $10 per share, by the conversion price, currently $0.36 per share. The conversion price is subject to adjustment for dilutive issuances.

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

        As per ASC Topic 815, Callisto has determined that the warrants should be treated as "permanent equity".

        As per ASC Topic 825, which specifies that contingent obligations under a registration payment arrangement should be separately recognized and measured in accordance with FASB ASC Topic 450 "Accounting for Contingencies", Callisto has determined that no liability needed to be recorded. On January 12, 2007 Callisto filed a registration statement on Form S-3 registering the common stock issuable upon (i) the conversion of the all Series A Convertible Preferred Stock, (ii) the exercise of all related investor warrants and (iii) the exercise of all selling agent warrants. On February 15, 2007 Amendment No.1 to this registration statement was declared effective by the SEC.

        As per ASC Topic 470, Callisto evaluated the Series A Convertible Preferred Stock transaction and accordingly found that there was an embedded beneficial conversion feature. The fair value of the detachable warrants on the date of grant was $3,557,872 using Black Scholes assumptions of 60% volatility, a risk free interest rate of 4.57% to 4.84%, no dividend, an expected life of 5 years and a stock price on that dates of grant ranging from $0.88 to $0.75 per share. The conversion rights of the Series A Convertible Preferred Stock issued during the twelve months ended December 31, 2006 contained a beneficial conversion feature totaling $2,384,485. This beneficial conversion feature was immediately accreted to the Series A Convertible Preferred Stock as a dividend because the preferred stock could be converted immediately upon issuance. The beneficial conversion feature associated with final tranche of 28,000 shares of Series A Convertible Preferred Stock placed on January 10, 2007 amounted to $119,685 and was recorded as a beneficial conversion feature accreted as a dividend in the quarter ended March 31, 2007.

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

        As provided for by ASC Topic 815, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" the warrants were classified as permanent equity. The fair value of the investor warrants on the dates of grant was $1,269,978 using Black Scholes assumptions of 79% volatility, a risk free interest rate of 4.25%, no dividend, an expected life of 5 years and a stock price on that date of $1.59 per share. This fair value allocated to the investor warrants was recorded as additional paid in capital during the year ended December 31, 2006.

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

        As of December 31, 2009 and 2008 Callisto had 84,842,576 and 55,773,331 warrants outstanding to investors, selling agents and advisors with a weighted average exercise price of $0.15 and $0.43 per share, of which 84,842,576 and 55,773,331 warrants were fully vested with an average exercise price of $0.15 and $0.43 per share, respectively.

8.     Share-based payments

Callisto Pharmaceuticals, Inc. Stock Option Plans

        In 1996, Callisto adopted the 1996 Incentive and Non-Qualified Stock Option Plan (the "Plan") for employees, consultants and outside directors to purchase up to 2,000,000 shares of common stock. This Plan was amended in December 2002 to increase the number of shares authorized under the Plan to 10,000,000. The option term for the 3,554,483 options outstanding as of December 31, 2009 under the Plan is ten years from date of grant. The Plan terminated on January 1, 2006 under its original terms and no further options will be granted under the Plan.

        On October 20, 2005, Callisto stockholders approved the 2005 Equity Compensation Incentive Plan. The maximum number of shares of common stock with respect to which awards may be granted under the 2005 Equity Plan is 5,000,000. The option term for options granted under the 2005 Equity Plan is ten years from date of grant and there were 3,468,000 options available for future grants as of December 31, 2009.

        On October 20, 2005, Callisto stockholders approved our 2005 Directors' Stock Option Plan. The maximum number of shares of common stock with respect to which awards may be granted under the 2005 Directors' Plan is 1,000,000. The option term for options granted under the 2005 Directors' Plan is ten years from date of grant and there are 830,000 option shares available for future grants as of December 31, 2009.

        The options Callisto grant under the 2005 Equity Plan may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-statutory stock options at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. None of our stock option plans are qualified deferred compensation plans under Section 401(a) of the Code, and are not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). As of December 31, 2009, Callisto has 2,324,555 stock options outstanding not subject to our stock option plans.

Stock Option Accounting

        In December 2004, the FASB issued ASC Topic 718 (Revised 2004), Share-Based Payments ("ACS Topic 718"). This guidance requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. ASC Topic 718 was effective as of January 1, 2006.

        ASC Topic 718 did not change the way Callisto account for non-employee stock-based compensation. Callisto continues to account for shares of common stock, stock options and warrants issued to non-employees based on the fair value of the stock, stock option or warrant, if that value is more reliably measurable than the fair value of the consideration or services received. Stock-based compensation expense associated with these non-employee option grants is being recorded in accordance with ASC Topic 505 and accordingly (i) the measurement date will be when "performance commitment is completed" and accordingly the fair value of these options is being "marked to market" quarterly until the measurement date is determined.

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

        Share-based payments have been recognized in operating results as follow:

	Year Ended December 31,			Period from June 5, 1996 (Inception) to December 31, 2009
	2009	2008	2007
Employees—included in research and development	$24,927	$40,608	$68,734	$2,686,812
Employees—included in general and administrative	46,754	162,262	321,350	4,796,707

Subtotal employee stock option grants	71,681	202,870	390,084	7,483,519
Non-employee—included in research and development	—	(17,314)	17,314	102,750
Non-employee—included in general and administrative	(6,387)	23,624	220,963	9,834,011

Subtotal non-employee stock option grants	(6,387)	6,310	238,277	9,936,761

Total stock-based compensation expense	$65,294	$209,180	$628,361	$17,420,281

        The estimated fair value of each employee and non-employee stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the twelve months ended December 31, 2009, 2008 and 2007.

	Year End December 31,
	2009	2008	2007
Risk-free interest rate	2.69%	1.55%	3.55%
Expected volatility	100%	200%	60%
Expected term (in years)	5.0 yrs	5.0 yrs	5.0 yrs

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

        Expected term—Callisto has had no stock options exercised since inception. The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in Staff ASC Topic 980,, Share-Based Payment, ("ASC Topic 980") which averages an award's weighted-average vesting period and expected term for "plain vanilla" share options. Under SAB No. 107, options are considered to be "plain vanilla" if they have the following basic characteristics: (i) granted "at-the-money"; (ii) exercisability is conditioned upon service through the vesting date; (iii) termination of service prior to vesting results in forfeiture; (iv) limited exercise period following termination of service; and (v) options are non-transferable and non-hedgeable.

        In December 2007, the SEC issued ASC Topic 225, Share-Based Payment, ("ASC Topic 225"). This guidance was effective January 1, 2008 and expresses the views of the Staff of the SEC with respect to extending the use of the simplified method, as discussed in ASC Topic 980, in developing an estimate of the expected term of "plain vanilla" share options in accordance with ASC Topic 715. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with ASC Topic 225, as amended ASC Topic 225. For the expected term, the Company has "plain-vanilla" stock options, and therefore used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by ASC Topic 980.

        Forfeitures—ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Callisto estimated future unvested option forfeitures based on historical Company experience and has incorporated this rate in determining the fair value of employee option grants.

        The weighted-average fair value of all options granted under Callisto's Plans during the twelve months ended December 31, 2009, 2008 and 2007, estimated as of the grant date using the Black-Scholes option valuation model, was $0.15, $0.04, and $0.42 per share, respectively.

        The unrecognized compensation cost related to Callisto's non-vested employee stock options outstanding at December 31, 2009 and 2008 was $12,781 and $83,455, respectively, to be recognized over a weighted-average vesting period of approximately 3 months and 1 year, respectively. The weighted-average remaining term of all options outstanding at December 31, 2009 was 4.4 years as compared to 5.1 years at December 31, 2008.

        A summary of stock option activity and of changes in stock options outstanding under Callisto's plans is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance outstanding, December 31, 2007	8,241,207	$0.47 - 6.75	$1.70	$—
Granted	41,500	0.08	0.08
Exercised	—	—	—
Forfeited	(344,169)	0.47 - 1.45	0.85

Balance outstanding, December 31, 2008	7,938,538	0.47 - 6.75	1.72	—
Granted	41,500	0.20	0.20
Exercised	—	—	—
Forfeited	(485,000)	0.75 - 4.90	1.95

Balance outstanding, December 31, 2009	7,495,038	$0.20 - 4.90	$1.70	$—

Exercisable, December 31, 2009	7,453,538	$0.20 - 4.90	$1.70	$—

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

Synergy Pharmaceuticals, Inc. Stock Option Plan

        ASC Topic 718 "Compensation—Stock Compensation" requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. Synergy did not issue stock options until 2008.

        Synergy adopted the 2008 Equity Compensation Incentive Plan (the "Plan") on July 3, 2008. Stock options granted under the Plan typically vest after three years of continuous service from the grant date and have a contractual term of ten years. Synergy periodically issues stock options to employees and non-employees and has adopted ASC Topic 718 for employee awards on July 3, 2008 concurrently with adoption of the Plan. Prior to that date Synergy had not issued any stock options. The Company accounts for stock options issued and vesting to non-employees in accordance with ASC Topic 505-50 Equity-Based Payment to Non-Employees whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

Synergy Stock Option Accounting

        Stock-based compensation, including all options and restricted stock units, has been recognized in operating results as follow:

	Years Ended December 31,
				November 15, 2005 (inception) to December 31, 2009
	2009	2008	2007
Employees—included in research and development	$252,541	$79,530	$—	$332,071
Employees—included in general and administrative	358,167	112,728	—	470,895

Subtotal employee stock based compensation	610,708	192,258	—	802,966
Non-employees—included in research and development	33,913	8,548	—	42,461
Non-employees—included in general and administrative	409,941	179,077	—	589,018

Subtotal non-employee stock based compensation	443,854	187,625	—	631,479

Total stock-based compensation expense	$1,054,562	$379,883	$—	$1,434,445

        The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the year ended December 31, 2009. The unrecognized compensation cost related to non-vested employee stock options and restricted stock awards outstanding at December 31, 2009, net of expected forfeitures, was $1,010,250 to be recognized over a weighted-average remaining vesting period of approximately one year.

	Years Ended December 31,
	2009	2008	2007
Risk-free interest rate	2.20%	2.67% - 3.28%	N/A
Dividend yield	—	—	N/A
Expected volatility	90%	90%	N/A
Expected term (in years)	6.0 yrs	6.0 yrs	N/A

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

        Expected term—Synergy has had no stock options exercised since inception. The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in ASC Topic 980, Share-Based Payment ("ASC Topic 980"), which averages an award's weighted-average vesting period and expected term for "plain vanilla" share options. Under This guidance, options are considered to be "plain vanilla" if they have the following basic characteristics: (i) granted "at-the-money"; (ii) exercisability is conditioned upon service through the vesting date; (iii) termination of service prior to vesting results in forfeiture; (iv) limited exercise period following termination of service; and (v) options are non-transferable and non-hedgeable. For the expected term, the Company has "plain-vanilla" stock options, and therefore used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by SAB No. 107.

        Forfeitures—ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Synergy estimated future unvested option forfeitures based on historical experience of its majority-owned shareholder, Callisto.

        The weighted-average fair value per share of all options granted during the twelve months ended December 31, 2009 and December 31, 2008 estimated as of the grant date using the Black-Scholes option valuation model was $0.70 and $0.51 per share.

        The unrecognized compensation cost related to non-vested employee stock options outstanding at December 31, 2009 and December 31, 2008 was $1,010,250 and $1,290,122, to be recognized over a weighted-average remaining vesting period of approximately 1.3 year and 2.5 years. There were no options outstanding at December 31, 2007.

        A summary of Synergy stock option activity and of changes in stock options outstanding under Synergy's plans is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value as of December 31, 2009
Balance outstanding, December 31, 2008	4,080,016	$025-0.95	$0.29	$8,933,935
Granted	149,000	$0.70	$0.70	—
Exercised	—	—	—	—
Forfeited	(15,000)	$0.25-0.95	$0.72	—

Balance outstanding, December 31, 2009	4,214,016	$0.25 - 0.95	$0.30	$22,320,436

Exercisable at December 31, 2009	1,417,420	$0.25 - 0.95	$0.29	$7,521,947

        ASC Topic 718 requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to Synergy's accumulated deficit position, no tax benefits have been recognized in the cash flow statement.

Synergy Restricted Stock Units

        Restricted Stock Units, which entitle the holder to receive, at the end of a vesting term, a specified number of shares of Synergy common stock are accounted for as stock based compensation in accordance with ASC Topic 715 in the same manner as stock options using fair value at the date of grant. Subject to a repurchase agreement assumed by Synergy pursuant to the Exchange Transaction, 50% of the units vest after 1 year of continuous service and the remaining 50% vest after 2 years of continuous service from the grant date. The total fair value is being expensed ratably by month over the 2 year service period.

        On July 3, 2008, 874,760 restricted stock units were granted by Synergy-DE and assumed by Synergy as part of the Exchange Transaction and are subject to a repurchase agreement, as defined. These restricted stock units were issued to certain officers and a consultant of Synergy. The fair value of each Synergy restricted stock unit is estimated on the grant date based on the price paid by shareholders participating in Synergy's July 14, 2008 private placement. Accordingly, the weighted-average grant date fair value per share of the 874,760 shares of Synergy common stock issued during the twelve months ended December 31, 2008 was determined to be $0.60. As of December 31, 2009 there were 874,760 restricted stock units outstanding, included in shares outstanding. The fair value of the 874,760 restricted stock units on the date of grant was $524,856 of which $361,104 was recorded as stock-based compensation expense during the twelve months ended December 31, 2009. The intrinsic value of the 437,380 shares which vested during the twelve months ended December 31, 2009 was $2,449,328.

9.     Income taxes

        At December 31, 2009, Callisto has net operating loss carryforwards ("NOLs") aggregating approximately $81 million, which, if not used, begin expiring 2012 through 2029. The utilization of these NOLs is subject to limitations based on past and future changes in ownership of Callisto and Synergy pursuant to Internal Revenue Code Section 382. The Company has determined that an ownership change had occurred as of April 30, 2003 and Callisto believes that such change in ownership to date will restrict its ability to use pre-merger Synergy NOLs within the carryforward period. The Company has no other material deferred tax items.

        Callisto records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the significant doubt related to Callisto's ability to continue as a going concern and utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at December 31, 2009. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying consolidated statements of operations to offset pre tax losses.

        The provisions of ASC Topic 740 were adopted by Callisto on January 1, 2007 and had no effect on Callisto's financial position, cash flows or results of operations upon adoption, as Callisto did not have any unrecognized tax benefits or liabilities. Callisto also evaluated its tax positions as of December 31, 2009 and reached the same conclusion. Callisto does not currently expect any significant changes to unrecognized tax benefits during the fiscal year ended December 31, 2009. Callisto's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2009 and December 31, 2008, Callisto had no accrued interest or penalties.

        Callisto has no uncertain tax positions subject to examination by the relevant tax authorities as of December 31, 2009. Callisto files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2006 through 2009 tax years generally remain subject to examination by federal and most state tax authorities.

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

10.   Commitments and contingencies

Employment and Consulting Agreements

Gary S. Jacob

        On March 11, 2009, Dr. Gary Jacob entered into an amended and restated employment agreement with Callisto in which he agreed to serve as Chief Executive Officer. The term of the agreement was effective as of August 1, 2008 and continues until December 31, 2011 and is automatically renewed for successive one year periods at the end of each term. Dr. Jacob's salary is $300,000 per year of which 25% is to be allocated to Callisto and 75% is to be allocated to Callisto's majority owned subsidiary, Synergy, where Dr. Jacob serves as President and Acting Chief Executive Officer. Dr. Jacob is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria. Dr. Jacob is also eligible to receive a realization bonus in the event that Callisto enters into an out-license agreement for Callisto's technology or engage in a merger or sale of substantially all Callisto's assets where the enterprise value equals or exceeds a minimum of $150 million, $200 million and $250 million in the first, second or third years of the term of the agreement or any years beyond the third term of the agreement, respectively, or the license fees Callisto contracts to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a merger or sale or the sum of the license fees actually received multiplied by 0.5%.

        If the employment agreement is terminated by the Company other than for cause or as a result of Dr. Jacob's death or permanent disability or if Dr. Jacob terminates his employment for good reason which includes a change of control, Dr. Jacob shall receive (i) a severance payment equal to the higher of the aggregate amount of his base salary for the then remaining term of the agreement or twelve times the average monthly base salary paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base salary during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by Callisto's stock option plans or ten years following the termination date, (iv) payment in respect of compensation earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination.

        Had a "Change of Control" occurred on December 31, 2009 and the executive had been terminated on that date, Dr. Jacob would have been eligible for total compensation (salary and bonus) for the term of his employment under his employment agreement for the time remaining of such employment term, of $900,000.

        On February 1, 2010, Dr. Gary Jacob entered into an amended and restated employment agreement with Synergy in which he agreed to serve as Chief Executive Officer and President. The term of the agreement was effective as of August 1, 2008 and continues until December 31, 2012 and is automatically renewed for successive one year periods at the end of each term. Compensation Dr. Jacob receives under his amended and restated employment agreement with Synergy is mutually exclusive with his Callisto agreement and total base salary from both agreements is capped at $300,000 per annum and bonus potential capped at 50% or $150,000.

Gabriele M. Cerrone

        On March 11, 2009, Gabriele M. Cerrone, Callisto's Chairman of the Board, entered into an amended and restated consulting agreement with the Company. The term of the agreement was effective as of August 1, 2008 and continues until December 31, 2011 and is automatically renewed for successive one year periods at the end of each term. Pursuant to the agreement, Mr. Cerrone's compensation is $295,000 per year of which 25% is to be allocated to Callisto and 75% is to be allocated to Callisto's majority owned subsidiary, Synergy, where Mr. Cerrone also serves as a consultant. Mr. Cerrone is eligible to receive a cash bonus of up to 50% of his base compensation per year based on meeting certain performance objectives and bonus criteria. Mr. Cerrone is also eligible to receive a realization bonus in the event that Callisto enters into an out-license agreement for Callisto's technology or engage in a merger or sale of substantially all Callisto's assets where the enterprise value equals or exceeds a minimum of $150 million, $200 million and $250 million in the first, second or third years of the term of the agreement or any years beyond the third term of the agreement, respectively, and in the case of a financing transaction, we receive not less than $20 million of gross proceeds; or the license fees Callisto contracts to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a merger, sale or financing or the sum of the license fees actually received multiplied by 0.5%.

        If the consulting agreement is terminated by Callisto other than for cause or as a result of Mr. Cerrone's death or permanent disability or if Mr. Cerrone terminates the agreement for good reason which includes a change of control, Mr. Cerrone shall receive (i) a severance payment equal to the higher of the aggregate amount of his base compensation for the then remaining term of the agreement or twelve times the average monthly base compensation paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base compensation during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by Callisto's stock option plans or ten years following the termination date, (iv) payment in respect of compensation earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination. Had Mr. Cerrone been terminated without cause or good reason on December 31, 2009, he would have been eligible for total compensation of $885,000 for the time remaining under the amended and restated consulting agreement.

        On February 1, 2010, Mr. Cerrone, entered into an amended and restated consulting agreement with Synergy extending the term of the agreement which was effective as of August 1, 2008 by one year until December 31, 2012. Compensation Mr. Cerrone receives under his amended and restated consulting agreement with Synergy is mutually exclusive with his Callisto agreement and total compensation from both agreements is capped at a combined base compensation of $295,000 per annum and bonus potential of 50% or $147,500.

        On December 18, 2007 we entered into a consulting agreement with Dr. Douglas A. Drossman to become a member of Callisto's Clinical and Scientific Advisory Board and to provide consulting services related to Callisto's SP-304 clinical development program. Under the agreement Dr. Drossman is paid $4,000 per day or $400 per hour, whichever is less for the consulting period, and reimbursed for expenses. The term of the agreement is twelve months, is automatically renewable for successive one year periods at the end of the term and can be terminated by us at Callisto's discretion, at any time.

        On February 26, 2006 we entered into a consulting agreement with Dr. Arthur Sytkowski to be Callisto's medical monitor for clinical trials. Under the agreement Dr. Sytkowski is paid $250 per hour and reimbursed for expenses. The term of the agreement is twelve months, is automatically renewable for successive one year periods at the end of the term and can be terminated by him or us with 90 days advance notice.

        On January 31, 2006 we entered into a consulting agreement with Dr. Moshe Talpaz, whereby Dr. Talpaz will provide consulting services for Callisto's Degrasyns program. Under the agreement Dr. Talpaz will be paid $10,000 per year and was granted 575,000 10-year options to purchase Callisto's common stock at $1.60 per share. Such options vest based on milestones related to the Degrasyns compounds being developed towards FDA approval. In addition, pursuant to the agreement we agreed to issue 75,000 restricted shares of common stock to Dr. Talpaz subject to stockholder approval. The term of the agreement is for the length of time we are developing the Degrasyns platform of compounds in all indications.

        On August 12, 2004, in connection with Callisto's L-Annamycin license, we entered into a consulting agreement with Roman Perez-Soler, M.D., for a term concurrent with the L-Annamycin license agreement. In connection therewith Dr. Perez-Soler agreed to be appointed to Callisto's Scientific Advisory Board. As consideration for consulting and advisory services Dr. Perez-Soler shall receive a $30,000 per year consulting fee and 44,000 shares of restricted common stock. In addition, we granted to Dr. Perez-Soler an option to purchase 468,500 shares of common stock at an exercise price of $3.00 per share.

        On August 21, 2008, the Board of Directors of Synergy (the "Board") appointed Melvin K. Spigelman, M.D. as a Director of Synergy. In addition, the Board of Directors appointed Dr. Spigelman Chairman of Synergy's Clinical Oversight Committee as well as a member of the Synergy Compensation and Audit Committees ("the Committees"). In connection therewith, the Board approved the payment of an annual fee of $90,000 to Dr. Spigelman for his service on the Board and the Committees. Additionally, the Board approved a grant of 300,000 stock options to Dr. Spigelman, to purchase Synergy common stock, with an exercise price of $0.60 per share. Such options vest in 100,000 increments over a period of 3 years. The fair value of the 300,000 options on the date of grant was $135,655. During 2009, Synergy's Clinical Oversight Board was disbanded and Dr. Spigelman is now paid a director fee comparable to the other independent Board members

Kunwar Shailubhai, Ph.D

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

        Effective July 14, 2008, upon Synergy becoming a publicly traded company, Mr. Denoyer's base salary was increased to $190,000 per annum. Mr. Denoyer also serves as Senior Vice President, Finance for Synergy.

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

        During 2008 Picker moved for a summary judgment and on May 5, 2009 the court ruled in favor of Picker dismissing Callisto's complaint. On February 22, 2010 Callisto filed a brief with the Appellate Division of the New York Supreme Court (the "Appeal") seeking the summary judgment be reversed and the complaint be reinstated. The Appeal, which also requests immediate jury trial, is still pending.

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

Lease Agreements

        The Company's corporate headquarters totals approximately 5,500 square feet, in two suites, located at 420 Lexington Avenue, New York, New York. The New York corporate office is provided to it under a space sharing arrangement with Synergy, the Company's subsidiary. The term of the leases at 420 Lexington Avenue expire on June 30, 2011 and September 30, 2010. The Company also occupies a small laboratory and several offices, totaling approximately 1,000 square feet, in the Bucks County Biotechnology Center in Doylestown, Pennsylvania under a lease expiring August 31, 2010.

        During the twelve months ended December 31, 2009, 2008 and 2007, total rent expense was $282,678, $280,612 and $197,224, respectively. Total annual commitments for each of the years ended December 31, are as follows:

2010	257,901
2011	141,981

Total	$399,882

11.   Net loss per share

        Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share ("ASC Topic 260"), for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. The Company has a net loss for all periods presented. Accordingly, the inclusion of common stock options, warrants and the conversion of preferred sock would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted earnings per share are the same.

        The following table sets forth the potentially dilutive effect of all outstanding dilutive instruments which were not included in weighted-average common shares outstanding as of:

	December 31, 2009	December 31, 2008	December 31, 2007
Common Shares Outstanding (included in weighted-average shares)	53,608,111	49,556,661	46,943,161
Potentially Dilutive Common Shares Issuable (excluded from weighted-average shares)
Exercise of Warrants	84,842,576	55,773,331	45,162,920
Exercise of Stock Options	7,495,038	7,938,538	8,241,207
Conversion of Series A Convertible Preferred Stock	1,750,000	1,960,000	4,373,500
Conversion of Series B Convertible Preferred Stock	28,171,278	22,741,000	22,941,000

Common Shares Outstanding—Fully Diluted	175,867,003	137,969,530	127,661,788

12.   Property and equipment

        Equipment consists of laboratory, testing and computer equipment and furniture and fixtures consists of office furniture, both stated at cost, with useful lives ranging from 2-4 years, depreciated on a straight line basis. Depreciation expense for the years ended December 31, 2009, 2008, 2007 and from June 5, 1996 (inception) to December 31, 2009 was $5,984, $6,654, $3,142 and $102,568, respectively.

	December 31,
	2009	2008
Equipment	$67,091	$67,091
Furniture and fixtures	38,343	38,343
Leasehold improvements	11,799	11,799
Less: accumulated depreciation	(102,568)	(96,584)

Property and equipment, net	$14,665	$20,649

13.   Subsequent events

        On February 1, 2010, the Compensation Committee of the Board of Directors of Synergy approved and Synergy entered into an Amended and Restated Executive Employment Agreement with Gary S. Jacob, its President and Chief Executive Officer and an Amended and Restated Consulting Agreement with Gabriele Cerrone, its Chairman. Each agreement was modified by (i) extending the term to December 31, 2012 from December 31, 2011 and (ii) deleting the bonus provision which provided for a bonus if there is a merger or sale of the Company with a minimum value of $150 million, $200 million and $250 million during the first, second and third year of the agreement and replacing it with a bonus of 2.5% of the value of the Company if there is a merger or sale of the Company and the value of the Company at the time of the merger or sale equals or exceeds $400 million.

        On March 1, 2010, a majority of the Synergy shareholders acting by written consent approved an amendment to the Synergy Plan increasing the number of shares reserved under the Synergy Plan to 15,000,000 shares.

        On March 22, 2010, the Company reached an agreement with more than the requisite holders of 70% of the outstanding $603,163 principal amount of 11% Secured Promissory Notes due April 15 2010 (the "Notes") to extend the due date of the Notes to April 30, 2011. In exchange for the amendment, the Company agreed to issue to the note holders 15% of the amount of principal and interest due on the Notes as of March 31, 2010 payable in shares of common stock, or 265,770 shares of common stock. The fair value of these shares totaled $100,196 which cost will be amortized over the extension period

Exhibit Index

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
3.2
Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K filed on October 27, 2006)
3.3
Certificate of Amendment to Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.2 filed with the Company's Current Report on Form 8-K filed on December 27, 2006)
3.4
Certificate of Amendment to Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.2 filed with the Company's Current Report on Form 8-K filed on August 7, 2007)
3.5
Certificate of Amendment to Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K filed on September 22, 2009)
3.6
Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series B Convertible Preferred Stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K filed on August 7, 2007)
3.7
Certificate of Amendment to Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series B Convertible Preferred Stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.2 filed with the Company's Current Report on Form 8-K filed on September 22, 2010)
3.8	Bylaws, as amended (Incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K filed on June 4, 2007)
4.1	1996 Incentive and Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K filed on May 15, 2003)
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

Exhibit No.	Description
4.7	Form of Warrant to purchase Common Stock issued to certain selling agents in connection with the sale of Common Stock (Incorporated by reference to Exhibit 4.2 filed with the Company's Current Report on Form 8-K filed on February 9, 2006)
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
4.11	Form of Extension Agreement (Incorporated by reference to Exhibit 4.2 filed with the Company's Current Report on Form 8-K filed on March 23, 2010).
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

Exhibit No.	Description
10.13	Technology Assignment Agreement between Callisto Pharmaceuticals, Inc. and AnorMED Corporation, a wholly owned subsidiary of Genzyme Corporation, dated December 19, 2008 (incorporated by reference to Exhibit 10.13 filed with the Company's Annual Report on Form 10-K filed on April 15, 2009).
10.14
Form of Securities Purchase Agreement by and between Callisto Pharmaceuticals, Inc. and the several investors party thereto (incorporated by reference to Exhibit 10.14 filed with the Company's Annual Report on Form 10-K filed on April 15, 2009).
10.15
Form of Security Agreement made by Callisto Pharmaceuticals, Inc and Sommer and Schneider, LLP (incorporated by reference to Exhibit 10.15 filed with the Company's Annual Report on Form 10-K filed on April 15, 2009) .
10.16	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.16 filed with the Company's Annual Report on Form 10-K filed on April 15, 2009).
10.17	Form of Secured Promissory Note (incorporated by reference to Exhibit 10.17 filed with the Company's Annual Report on Form 10-K filed on April 15, 2009).
10.18
Amended and Restated Executive Employment Agreement by and between Callisto Pharmaceuticals, Inc. and Gary S. Jacob dated March 11, 2009 (incorporated by reference to Exhibit 10.18 filed with the Company's Annual Report on Form 10-K filed on April 15, 2009).*
10.19
Amended and Restated Consulting Agreement by and between Callisto Pharmaceuticals, Inc. and Gabriele M. Cerrone dated March 11, 2009 (incorporated by reference to Exhibit 10.19 filed with the Company's Annual Report on Form 10-K filed on April 15, 2009).*
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