Form 10-Q
period 2010-03-31
CALLISTO PHARMACEUTICALS INC
filed 2010-05-17
CIK 1142380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2010
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

        The number of the registrant's shares of common stock outstanding was 54,429,437 as of May 14, 2010.

CALLISTO PHARMACEUTICALS, INC.

FORM 10-Q

CONTENTS

PART I—FINANCIAL INFORMATION		2
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	2
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009 (unaudited) and the period June 5, 1996 (Inception) to March 31, 2010 (unaudited)	3
	Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period June 5, 1996 (Inception) to March 31, 2010 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 (unaudited) and for the period June 5, 1996 (Inception) to March 31, 2010 (unaudited)	12
	Notes to Condensed Consolidated Financial Statements (unaudited)	14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29
PART II—OTHER INFORMATION		31
Item 6.	Exhibits	31
Signatures		32

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

        The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009 and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Callisto's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. All drug candidates to treat GI disorders and diseases, currently SP-304 and SP-333, are being developed exclusively by Synergy Pharmaceuticals, Inc., our majority-owned subsidiary ("Synergy"). Use of the terms "we", "our" or "us" in connection with GI drug candidates discussed herein refer to research and development activities and plans of Synergy.

ii

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$3,953,456	$7,207,612
Prepaid Research and Development	1,258,524	1,000,000
Prepaid expenses and other	57,869	61,630
State tax credit receivable	628,806	—

Total Current Assets	5,898,655	8,269,242

Property and equipment, net	13,348	14,665
Security deposits	87,740	87,740

Total Assets	$5,999,743	$8,371,647

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$2,427,477	$3,079,798
Accrued expenses	713,915	727,679

Total Current Liabilities	3,141,392	3,807,477
Notes Payable	671,103	487,130
Derivative financial instruments, at estimated fair value—warrants	28,932,514	11,870,369
Commitments and contingencies	—	—
Stockholders' Deficit:
Series A convertible preferred stock, par value $0.0001, 700,000 shares authorized, 48,000 and 63,000 shares outstanding at March 31, 2010 and December 31, 2009, respectively	4	6
Series B convertible preferred stock, par value $0.0001, 2,500,000 shares authorized, 1,014,166 shares outstanding at March 31, 2010 and December 31, 2009	102	102
Common stock, par value of $.0001 per share: 225,000,000 shares authorized; 54,290,548 and 53,608,111 shares outstanding at March 31, 2010 and December 31, 2009, respectively	5,428	5,359
Additional paid-in capital	105,641,603	105,263,377
Deficit accumulated during development stage	(127,944,953)	(109,779,780)

Total Callisto Stockholders' Deficit	(22,297,816)	(4,510,936)
Noncontrolling interest	(4,447,450)	(3,282,393)

Total Deficit	(26,745,266)	(7,793,329)

Total Liabilities and Stockholders' Deficit	$5,999,743	$8,371,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	For the period June 5, 1996 (inception) to March 31, 2010
Revenues	$—	$—	$—

Costs and Expenses:
Research and development	1,430,584	398,022	39,465,322
Government grants	—	—	(1,135,318)
Purchased in-process research and development	—	—	6,944,553
General and administrative	1,198,613	956,576	44,770,730

Loss from Operations	(2,629,197)	(1,354,598)	(90,045,287)
Interest and investment income	16,475	211	905,810
State tax credit	628,806	—	628,806
Interest and other expense	(284,169)	(41,486)	(892,709)
Change in fair value of Series B Preferred investor warrants from date of issuance to expiration of put option	(17,062,145)	(217,103)	(23,884,883)

Net Loss	(19,330,230)	(1,612,976)	(113,288,263)
Net Loss of majority owned subsidiary attributable to noncontrolling interest	1,165,057	318,890	4,447,450

Net loss attributable to controlling interest	(18,165,173)	(1,294,086)	(108,840,813)
Series A Preferred stock beneficial conversion feature accreted as a dividend	—	—	(4,888,960)
Series B Preferred stock beneficial conversion feature accreted as a dividend	—	—	(10,495,688)
Series A Preferred stock conversion rate change accreted as a dividend	—	—	(136,889)
Series B Preferred stock conversion rate change accreted as a dividend	—	—	(1,678,703)
Cumulative effect of adopting ASC Topic 815 January 1, 2009	—	—	(1,903,900)

Net loss attributable to common stockholders	$(18,165,173)	$(1,294,086)	$(127,944,953)

Weighted Average Common Shares Outstanding
Basic and Diluted	53,869,123	50,627,450

Net Loss per Common Share
Basic and Diluted	$(0.34)	$(0.03)

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

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Common Stock	Common Stock Par Value	Additional Paid in Capital	Unamortized Deferred Stock Based Compensation	Deficit Accumulated during the Development Stage	Total Stockholders' Equity (Deficit)
Balance, December 31, 2004	29,219,102	$2,922	$39,910,186	$(2,302,534)	$(33,361,197)	$4,249,377
Net loss for the year	—	—	—	—	(11,779,457)	(11,779,457)
Deferred stock-based compensation—new grants	—	—	1,571,772	(1,571,772)	—	—
Amortization of deferred stock-based compensation	—	—	—	2,290,843	—	2,290,843
Variable accounting for stock options	—	—	75,109	—	—	75,109
Common stock issued via private placement:
March 2005	1,985,791	198	3,018,203	—	—	3,018,401
August 2005	1,869,203	187	1,812,940	—	—	1,813,127
Finders fees and expenses	—	—	176,249	—	—	176,249
Exercise of common stock warrant	125,000	13	128,737	—	—	128,750
Common stock issued for services	34,000	3	47,177	—	—	47,180

Balance, December 31, 2005	33,233,096	$3,323	$46,387,875	$(1,583,463)	$(45,140,654)	$(332,919)

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

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Convertible Preferred Shares	Series A Convertible Preferred Stock	Series B Convertible Preferred Shares	Series B Convertible Preferred Stock	Common Shares	Common Stock Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Non- Controlling Interest	Total Stockholders' Equity (Deficit)
Balance, December 31, 2008	98,000	$10	1,137,050	$114	49,556,661	$4,955	$86,799,951	$(90,987,267)	$—	$(4,182,237)
Cumulative effect of adoption of ASC Topic 815	—	—	—	—	—	—	(181,732)	(1,903,900)	—	(2,085,632)
Net Loss	—	—	—	—	—	—	—	(15,073,021)	(3,282,393)	(18,355,414)
Stock based compensation expense	—	—	—	—	—	—	1,119,856	—	—	1,119,856
Conversion of Series A preferred stock to common stock	(35,000)	(4)	—	—	894,445	89	(85)	—	—	—
Conversion of Series B preferred stock to common stock	—	—	(122,884)	(12)	2,963,236	296	(284)	—	—	—
Private placements of common stock of majority owned subsidiary	—	—	—	—	—	—	15,970,100	—	—	15,970,100
Fees and expenses associated with private placements of majority owned subsidiary	—	—	—	—	—	—	(260,002)	—	—	(260,002)
Preferred Stock dividend attributable to reset of conversion price in conjunction with waiver of liquidation preference	—	—	—	—	—	—	1,815,592	(1,815,592)	—	—
Cashless Conversion of Warrants to Common Stock	—	—	—	—	193,769	19	(19)	—	—	—

Balance December 31, 2009	63,000	6	1,014,166	102	53,608,111	5,359	105,263,377	(109,779,780)	(3,282,393)	(7,793,329)
Net Loss	—	—	—	—	—	—	—	(18,165,173)	(1,165,057)	(19,330,230)
Stock based compensation expense	—	—	—	—	—	—	278,097	—	—	278,097
Conversion of Series A preferred stock to common stock	(15,000)	(2)	—	—	416,667	42	(40)	—	—	—
Conversion of Series B preferred stock to common stock	—	—	—	—	—	—	—	—	—	—
Private placements of common stock of majority owned subsidiary	—	—	—	—	—	—	—	—	—	—
Fees and expenses associated with private placements of majority owned subsidiary	—	—	—	—	—	—	—	—	—	—
Preferred Stock dividend attributable to reset of conversion price in conjunction with waiver of liquidation preference	—	—	—	—	—	—	—	—	—	—
Common shares issued in exchange for modification of notes payable	—	—	—	—	265,770	27	100,169	—	—	100,196

Balance March 31, 2010	48,000	$4	1,014,166	$102	54,290,548	$5,428	$105,641,603	$(127,944,953)	$(4,447,450)	$(26,745,266)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009	Period from June 5, 1996 (inception) to March 31, 2010
Cash flows from operating activities:
Net loss	$(19,330,230)	$(1,612,976)	$(113,288,263)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,317	2,034	103,884
Purchase discount accreted as interest income on U.S.Treasury bills	—	—	(26,950)
Stock-based compensation expense	278,097	194,417	19,132,822
Purchased in-process research and development (non-cash portion)	—	—	6,841,053
Interest expense accreted on notes	284,169	41,486	720,864
Stock-based liquidated damages	—	—	579,696
Change in fair value of derivative instruments—warrants	17,062,145	217,103	23,884,883
Net liabilities assumed in excess of assets acquired in merger	—	—	(282,752)
Changes in operating assets and liabilities:
Prepaid expenses	(254,763)	31,184	(1,316,393)
State tax credit receivable	(628,806)	—	(628,806)
Security deposit	—	—	(87,740)
Accounts payable and accrued expenses	(666,085)	425,065	3,088,892

Total adjustments	16,076,074	911,289	52,009,453

Net cash used in operating activities	(3,254,156)	(701,687)	(61,278,810)

Cash flows from investing activities:
Short term investments—purchased	—	—	(5,921,825)
Short term investments—liquidated	—	—	5,948,775
Acquisition of equipment	—	—	(117,233)

Net cash used in investing activities	—	—	(90,283)
Cash flows from financing activities:
Issuance of common and preferred stock	—	—	48,719,673
Finders fees and expenses	—	—	(3,241,085)
Proceeds from sale of 11% Notes	—	245,240	603,163
Proceeds of private placement of majority owned subsidiary's common stock, net of fees and expenses	—	200,000	18,922,013
Exercise of common stock warrants	—	—	318,785

Net cash provided by financing activities	—	445,240	65,322,549
Net (decrease) increase in cash and cash equivalents	(3,254,156)	(256,447)	3,953,456
Cash and cash equivalents at beginning of period	7,207,612	301,323	—

Cash and cash equivalents at end of period	$3,953,456	$44,876	$3,953,456

The accompanying notes are an integral part of these condensed consolidated financial statements

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009	Period from June 5, 1996 (inception) to March 31, 2010
Supplementary disclosure of cash flow information:
Cash paid for taxes	$21,141	$6,141	$242,570
Supplementary disclosure of non-cash investing and financing activities:
Series A Preferred stock beneficial conversion feature accreted as a dividend	$—	$—	$4,888,960
Series B Preferred stock beneficial conversion feature accreted as a dividend	$—	$—	$10,495,688
Series A Preferred stock conversion rate change accreted as a dividend	—	—	$(136,889)
Series B Preferred stock conversion rate change accreted as a dividend	—	—	$(1,678,703)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business overview:

        This Report on Form 10-Q for Callisto Pharmaceuticals, Inc. may contain forward-looking statements. Forward-looking statements are characterized by future or conditional verbs such as "may," "will," "expect," "intend," "anticipate," believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed elsewhere in this report, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change. All drug candidates to treat gastro-intestinal ("GI") disorders and diseases, currently SP-304 and SP-333, are being developed exclusively by Synergy Pharmaceuticals, Inc., our majority-owned subsidiary ("Synergy"). Use of the terms "we", "our" or "us" in connection with GI drug candidates discussed herein refer to research and development activities and plans of Synergy.

2. Basis of presentation and going concern:

        These condensed consolidated financial statements include Callisto and subsidiaries: (1) Callisto Research Labs, LLC (including its wholly-owned subsidiary, Callisto Pharma, GmbH (Germany—inactive)), and (2) Synergy Pharmaceuticals, Inc. (including Synergy's wholly-owned subsidiaries, Synergy-DE, Synergy Advanced Pharmaceuticals, Inc. and IgX, Ltd (Ireland—inactive)). All intercompany balances and transactions have been eliminated. These condensed consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with Callisto's audited financial statements and notes thereto for the year ended December 31, 2009, included in Form 10-K filed with the SEC on March 31, 2010. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, primarily consisting of normal adjustments, necessary for the fair presentation of the balance sheet and results of operations for the interim periods. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2010. The condensed consolidated balance sheet as of December 31, 2009 presented above was derived from the audited consolidated financial statements as of that date.

        The condensed consolidated financial statements as of March 31, 2010 and December 31, 2009 have been prepared under the assumption that Callisto will continue as a going concern for the twelve months ending December 31, 2010. Callisto's ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Basis of presentation and going concern: (Continued)

        Net cash used in operating activities was $3,254,156 during the three months ended March 31, 2010 as compared to $701,687 for the three months ended March 31, 2009. During the three months ended March 31, 2010 and 2009 Callisto incurred net losses attributable to common stockholders of $18,165,173 and $1,294,086, respectively. To date, Callisto's sources of cash have been primarily limited to the sale of equity securities and issuance of 11% Notes. Net cash provided by financing activities for the three months ended March 31, 2010 and 2009 and for the period from June 5, 1996 (inception) to March 31, 2010, was $0, $445,240 and $65,322,549, respectively.

        Worldwide economic conditions and the international equity and credit markets have significantly deteriorated and may remain depressed for the foreseeable future. These developments will make it more difficult for us to obtain additional equity or credit financing, when needed.

        Callisto will be required to raise additional capital within this year to complete the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. Callisto cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that Callisto raises additional funds by issuing equity securities, Callisto's stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact Callisto's ability to conduct business. If Callisto is unable to raise additional capital when required or on acceptable terms, Callisto may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that Callisto would otherwise seek to develop or commercialize ourselves on unfavorable terms.

3. Recent Accounting Pronouncements

        In April 2010, the FASB issued ASU 2010-13, "Compensation—Stock Compensation (Topic 718)—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Callisto expects that the adoption of this standard will not have a material effect on its results of operation or its financial position.

        In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on Callisto's results of operation or Callisto's financial position.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Recent Accounting Pronouncements (Continued)

        In January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"). ASU 2010-06 includes new disclosure requirements related to fair value measurements, including transfers in and out of Levels 1 and 2 and information about purchases, sales, issuances and settlements for Level 3 fair value measurements. This update also clarifies existing disclosure requirements relating to levels of disaggregation and disclosures of inputs and valuation techniques. The provisions of ASU 2010-06 are effective for periods beginning after December 15, 2009. The disclosures relating to Level 3 activity are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on the Company's financial statements.

4. Accounting for share-based payments

        ASC Topic 718 "Compensation—Stock Compensation" requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award.

        ASC Topic 718 did not change the way Callisto accounts for non-employee stock-based compensation. Callisto continues to account for shares of common stock, stock options and warrants issued to non-employees based on the fair value of the stock, stock option or warrant, if that value is more reliably measurable than the fair value of the consideration or services received. . The Company accounts for stock options issued and vesting to non-employees in accordance with ASC Topic 505-50 "Equity-Based Payment to Non-Employees" whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Accordingly the fair value of these options is being "marked to market" quarterly until the measurement date is determined.

        ASC Topic 718 requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to Callisto's accumulated deficit position, no tax benefits have been recognized in the cash flow statement.

        Callisto accounts for common stock, stock options, and warrants granted to employees and non-employees based on the fair market value of the instrument, using the Black-Scholes option pricing model based on assumptions for expected stock price volatility, term of the option, risk-free interest rate and expected dividend yield, at the grant date.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Accounting for share-based payments (Continued)

Callisto options

        Stock based compensation expense, related to Callisto employee and non-employee share based payments, has been recognized in operating results as follow:

	Three Months Ended March 31,
			June 5, 1996 (Inception) to March 31, 2010
	2010	2009
Employees—included in research and development	$4,582	$6,932	$2,691,393
Employees—included in general and administrative	9,858	18,328	4,806,565
Non-employee—research and development	—	—	102,750
Non-employee—general and administrative	75,282	(7,339)	9,909,294

Total stock based compensation expense	$89,722	$17,921	$17,510,002

        The unrecognized compensation cost related to employee non-vested Callisto stock options outstanding at March 31, 2010, net of expected forfeitures, was $65,045, to be recognized over a weighted average vesting period of approximately 1.1 years.

        The estimated fair value of each Callisto stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the three months ended March 31, 2010 and 2009.

	Three months ended March 31,
	2010	2009
Risk free interest rate	2.38%	No awards
Dividend yield	n/a	No awards
Expected volatility	100%	No awards
Expected term	5 years	No awards

        A summary of stock option activity and of changes in Callisto stock options outstanding under Callisto's plans is presented below:

	Number of options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2009	7,495,038	$0.08 - 6.75	$1.70	$—
Granted	855,000	$0.26	$0.26
Forfeitures	—	$—	$—

Balance outstanding, March 31, 2010	8,350,038	$0.08 - 6.75	$1.55	$—

Exercisable as of March 31, 2010	6,024,372	$0.08 - 6.75	$1.55	$—

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

        Stock-based compensation expense related to Synergy options and restricted stock units have been recognized in operating results as follow:

	Three Months Ended March 31,
			November 15, 2005 (inception) to March 31, 2010
	2010	2009
Employees—included in research and development	$49,459	$43,241	$381,530
Employees—included in general and administrative	58,955	56,073	529,849
Non-employees—included in research and development	8,362	8,362	50,824
Non-employees—included in general and administrative	71,599	68,820	660,617

Total stock-based compensation expense	$188,375	$176,496	$1,622,820

        The unrecognized compensation cost related to non-vested employee stock options outstanding at March 31, 2010, net of expected forfeitures, was $821,874, to be recognized over a weighted-average remaining vesting period of approximately 1.1 years.

        On March 1, 2010, a majority of Synergy's shareholders acting by written consent approved an amendment to the Plan increasing the number of shares reserved under the Plan to 15,000,000 shares. A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options		Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2009	4,214,016		$0.25 - 0.95	$0.30	$22,320,436
Granted	3,600,000	(1)	0.70	0.70
Exercised	—		—	—
Forfeited	—		—	—

Balance outstanding, March 31, 2010	7,814,016		$0.25 - 0.95	$0.49	$62,230,381

Exercisable at March 31, 2010	1,417,420		$0.25 - 0.95	$0.29	$11,561,594

(1)
These will vest and become exercisable only upon a change of control of Synergy

Synergy Restricted Stock Units

        Restricted stock units, which entitle the holder to receive, at the end of a vesting term, a specified number of shares of Synergy common stock are accounted for as stock based compensation in

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Accounting for share-based payments (Continued)

accordance with ASC Topic 718 in the same manner as stock options using fair value at the date of grant. Subject to a repurchase agreement assumed by Synergy pursuant to the Exchange Transaction, 50% of the units vest after 1 year of continuous service and the remaining 50% vest after 2 years of continuous service from the grant date. The total fair value is being expensed ratably by month over the 2 year service period since July 2008. As of March 31, 2010 there were 874,760 restricted stock units outstanding. These units were originally issued on July 3, 2008 and are included in shares outstanding. The fair value of the 874,760 restricted stock units on the date of issuance was $524,856 which is being recorded as stock-based compensation expense.

5. Research and Development Expense

        In accordance with FASB ASC Topic 730-10-55, "Research and Development", Synergy recorded research and development expense of $1.3 million and $1.0 million in Prepaid Research and Development as of March 31, 2010 and December 31, 2009, respectively, for nonrefundable deposits on production of drug substance of our drug candidate SP-304 and analytical testing services of our drug candidate SP-333. In accordance with this guidance, Synergy expenses these advance payments when drug compound is delivered and services are performed.

6. State Tax Credit Receivable

        During the quarter ended March 31, 2010, Callisto determined that it was eligible for New York State's Qualified Emerging Technology Company Tax Credit for the tax years ended December 31, 2006, 2007, and 2008 totaling $628,806. On April 23, 2010 Callisto filed amended tax returns for the above mentioned tax years, and reflected this receivable and credit in our financial statements for the quarter ended March 31, 2010.

7. Net Loss per Share

        Basic and diluted net loss per share is presented in conformity with ASC Topic 260, "Earnings per Share," for all periods presented. In accordance with ASC Topic 260, basic and diluted net loss per common share was determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares since the inclusion of issuable shares pursuant to the exercise of stock options and warrants, and the conversion of preferred stock would have been

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Net Loss per Share (Continued)

antidilutive. The following table sets forth the potentially dilutive effect of all outstanding derivative instruments which were not included in weighted average common shares outstanding as of:

	March 31, 2010	March 31, 2009
Common Shares outstanding	54,290,548	50,747,661
Potentially dilutive common shares issuable upon:
Exercise of warrants	84,842,576	57,771,750
Exercise of stock options	8,350,038	7,938,538
Conversion of Series A Convertible Preferred Stock	48,000	1,760,000
Conversion of Series B Convertible Preferred Stock	1,014,166	21,750,000

Total fully diluted	148,545,328	139,967,949

8. Derivative Financial Instruments

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

        Based upon the Company's analysis of the criteria contained in ASC Topic 815-40 , certain warrants (the "New Warrants") issued in connection with the issuance of the 11% Notes must now be treated as derivative liabilities on the Company's Balance Sheet. Prior to the adoption of ASC Topic 815-40, the Company accounted for the Warrants as components of stockholders' equity.

        In accordance with ASC Topic 815-40, the New Warrants are re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value will be recorded as non-cash valuation adjustments within other income (expense) in the Company's statement of operations. The Company estimates the fair value of the New Warrants using the Black-Scholes option pricing model in order to determine the associated derivative instrument liability described above.

        The Company estimates the fair value of the New Warrants using the Black-Scholes option pricing model. The assumptions used for the three months ended March 31, 2010 are noted in the following table:

Three Months Ended March 31, 2010
Expected option term	7.55 - 8.01 years
Risk-free interest rate	3.39%
Expected volatility	100%
Dividend yield	0%

        Expected volatility is based on historical volatility of the Company's common stock. The New Warrants have a transferability provision and based on guidance provided in SAB 107 for options issued with such a provision, we used the full contractual term as the expected term of the New

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Derivative Financial Instruments (Continued)

Warrants. The risk free rate is based on the U.S. Treasury security rates consistent with the expected term of the New Warrants.

        The following table sets forth the components of changes in the Company's long term derivative financial instruments liability balance for the periods indicated:

Date	Description	New Warrants	Derivative Instrument Liability
12/31/2008	Initial relative fair value of New Warrants, upon issuance	23,216,230	$181,732
01/01/2009	Cumulative effect adjustment upon adoption of ASC Topic 815		$1,903,900

01/01/2009	Fair value of New Warrants upon adoption of ASC Topic 815	23,216,230	$2,085,632
03/31/2009	Change in fair value of warrants outstanding on December 31, 2008 during the quarter ended March 31, 2009		$(232,505)
01/31/2009	Fair value of New Warrants issued during the quarter ended March 31, 2009, on date of issuance	5,633,726	$562,270
03/31/2009	Change in fair value of New Warrants issued during the quarter ended March 31, 2009		$(112,662)

03/31/2009	Balance of derivative financial instruments March 31, 2009	28,849,956	$2,302,735
06/30/2009	Change in fair value of warrants outstanding on March 31, 2009, during the quarter ended June 30, 2009		$5,712,513
06/17/2009	Fair value of New Warrants issued during the quarter ended June 30, 2009, on date of issuance	40,236,218	$4,365,620
06/30/2009	Change in fair value of New Warrants issued during the quarter ended June 30, 2009		$6,812,325

06/30/2009	Balance of derivative financial instruments June 30, 2009	69,086,174	$19,193,193
09/30/2009	Change in fair value of New Warrants outstanding on June 30, 2009 during the quarter ended September 30, 2009		$5,735,936

09/30/2009	Balance of derivative financial instruments September 30, 2009	69,086,174	$24,929,129
12/31/2009	Change in fair value of New Warrants outstanding on September 30, 2009, during the quarter ended December 31, 2009		$(13,058,760)

12/31/2009	Balance of derivative financial instruments December 31, 2009	69,086,174	$11,870,369
3/31/2010	Change in fair value of New Warrants outstanding on December 31, 2009, during the quarter ended March 31, 2010		$17,062,145

3/31/2010	Balance of derivative financial instruments March 31, 2010	69,086,174	$28,932,514

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Fair Value Measurements

        The following table presents the Company's liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2010:

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2010
Derivative liabilities related to Warrants	$—	$—	$28,932,514	$28,932,514

        The following table sets forth a summary of changes in the fair value of the Company's Level 3 liabilities for the three months ended March 31, 2010:

Description	Balance at December 31, 2009	Unrealized losses	Balance as of March 31, 2010
Derivative liabilities related to Warrants	$11,870,369	$17,062,145	$28,932,514

        The unrealized losses on the derivative liabilities are classified in other expenses as a change in derivative liabilities in the Company's statement of operations.

        A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC Topic 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

10. Stockholders' deficit

        On December 30, 2008, Callisto entered into a securities purchase and exchange agreement ("Purchase Agreement") with several investors, each of whom were holders of record as of November 4, 2008 of outstanding warrants to purchase shares of the Company's common stock, exercisable at $0.50 or $0.70 per share until August 2, 2010 ("Series B Warrants"). The Series B Warrants were issued in connection with the private placement of the Company's Series B Preferred Shares on August 2, 2007. During the period from December 30, 2008 to June 17, 2009, pursuant to the Purchase Agreement, Callisto issued $603,163 principal amount of 11% Secured Notes due April 15, 2010 ("11% Notes"). Interest on the 11% Notes is due at maturity and repayment of the 11% Notes is secured by a pledge of up to 2,292,265 shares of the common stock of Synergy owned by Callisto. Pursuant to the Purchase Agreement, Callisto issued 69,086,174 common stock purchase warrants ("New Warrants") in exchange for the surrender and cancellation of 26,938,800 outstanding Series B Warrants. The New Warrants have an exercise price, subject to certain anti-dilution adjustments, of $0.02 per share and are exercisable at any time on or prior to December 31, 2016. In

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Stockholders' deficit (Continued)

connection with the issuance of $349,880 of the $603,163 11% Notes in June 2009, Callisto entered into an additional security agreement granting all of the holders of the 11% Notes a security interest in the Atiprimod technology acquired by the Company in December 2008.

        The proceeds from the issuance of these instruments were allocated to the 11% Notes and the New Warrants based upon the relative fair values of the 11% Notes and the New Warrants. The New Warrants had a fair value of $6,781,471 upon issuance, measured utilizing the Black Scholes fair value methodology using assumptions ranging from 7.5 to 8 years for expected term, volatility of 150% to 200%, no dividends and risk free interest rates ranging from 1.76% to 3.33%. This resulted in a debt discount of $552,728 apportioned to the New Warrants which was being accreted to the 11% Notes as interest expense over the life of the 11% Notes.

        The following table summarizes the financial impact of the 11% Notes payable and the related interest expense for the period from December 30, 2008 through March 31, 2010:

	11% Notes Payable	Interest expense
11% Notes issued on December 30, 2008	$201,908	$—
Apportionment of net proceeds to New Warrants recorded as additional paid in capital (11% Note discount)	(181,732)	—

11% Notes balance at December 31, 2008	20,176	—
11% Notes issued during the three months ended March 31, 2009	51,375	—
Accretion of 11% Note discount to interest expense	34,800	34,800
11% nominal interest expense	6,685	6,686

11% Notes balance March 31, 2009	$113,036	$41,486
11% Notes issued during the three months ended June 30, 2009	349,880	—
Apportionment of net proceeds to New Warrants recorded as additional paid in capital (11% Note discount)	(370,996)	—
Accretion of 11% Note discount to interest expense	65,215	65,215
11% nominal interest expense	8,317	8,316

11% Notes Balance June 30, 2009	$165,452	$115,017
Accretion of 11% Note discount to interest expense	144,116	144,116
11% nominal interest expense	16,723	16,723

11% Notes Balance September 30, 2009	$326,291	$275,854
Accretion of 11% Note discount to interest expense	144,116	144,116
11% nominal interest expense	16,723	16,723

11% Notes Balance December 31, 2009	$487,130	$436,693
Accretion of 11% Note discount to interest expense	144,116	144,116
11% nominal interest expense	16,360	16,360
Loss on extinguishment	23,497	23,497
Common shares issued in exchange for modification of notes payable	—	100,196

11% Notes balance March 31, 2010	$671,103	$284,169

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Stockholders' deficit (Continued)

        On March 22, 2010, the Company reached an agreement with more than the requisite holders of 70% of the outstanding $603,163 principal amount of 11% Secured Promissory Notes due April 15, 2010 (the "Notes") to extend the due date of the Notes to April 30, 2011. In exchange for the amendment, the Company agreed to issue to the note holders 15% of the amount of principal and interest due on the Notes as of March 31, 2010 payable in shares of common stock, or 265,770 shares of common stock. This modification of debt was considered "substantially different" and was accounted for as a modification of debt. The carrying value of the notes payable before modification in the amount of $647,606 was extinguished and the fair value of the new debt in the amount $671,103 was recorded. The difference between the carrying value and the fair value in the amount of $23,497 was recorded as interest expense. The fair value of the shares totaled $100,196 which cost was recorded as a loss on extinguishment during the three months ended March 31, 2010 and included in interest and other expense in the statement of operations.

        During the three months ended March 31, 2010, 15,000 shares of Series A Convertible Preferred Stock were converted to 416,617 shares of common stock and no shares of Series B Convertible Preferred Stock were converted to common stock.

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

        The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009 and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Callisto's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. All drug candidates to treat GI disorders and diseases, currently SP-304 and SP-333, are being developed exclusively by Synergy Pharmaceuticals, Inc., our majority-owned subsidiary ("Synergy"). Use of the terms "we", "our" or "us" in connection with GI drug candidates discussed herein refer to research and development activities and plans of Synergy.

        Callisto Pharmaceuticals, Inc. (which may be referred to as "Callisto", "the Company", "we" or "us") was incorporated under the laws of the State of Delaware in May 2003. We operate through two subsidiary companies: Synergy Pharmaceuticals Inc. and Callisto Research Labs, LLC.

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

          (4)   L-Annamycin, a novel compound from the anthracycline family of proven anti-cancer drugs, which has a novel therapeutic profile, including activity against drug resistant tumors and significantly reduced cardiotoxicity, or damage to the heart

RECENT DEVELOPMENTS

        On March 18, 2010, we initiated a Phase 2a 14-day repeated-oral-dose, placebo-controlled, dose-escalation trial of SP-304 in CC patients. We expect to obtain meaningful topline data from this trial in 2010, and use those data to establish doses for follow-up Phase 2b clinical trials in CC and IBS-C. Our plan is to begin a Phase 2b 28-day repeated-oral-dose, placebo-controlled trial in SP-304 in CC patients in early 2011 and a Phase 2b 90-day repeated-oral-dose, placebo-controlled trial of SP-304 in IBS-C patients in the second quarter of 2011.

        We also plan to initiate a Phase 1 clinical trial of SP-333 in volunteers in the fourth quarter of 2010. We expect to follow this trial in 2011 with a Phase 1b single-dose trial in UC patients to evaluate safety and pharmacokinetics of orally administered SP-333 in UC patients.

FINANCIAL OPERATIONS OVERVIEW

        From inception through March 31, 2010, we have sustained cumulative net losses attributable to common stockholders of $127,944,953. Our losses have resulted primarily from expenditures incurred in connection with research and development activities related to the application and filing for regulatory approval of proposed products, stock-based compensation expense, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees, as well as deemed dividends attributable to the beneficial conversion rights of convertible preferred stock at issuance. From inception through March 31, 2010, we have not generated any revenue from operations, expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years, if at all.

        Net cash used in operating activities was $3,254,156 during the three months ended March 31, 2010 as compared to $701,687 for the three months ended March 31, 2009. During the three months ended March 31, 2010 and 2009 we incurred net losses attributable to common stockholders of $18,165,173 and $1,294,086, respectively. To date our sources of cash have been primarily limited to the sale of equity securities. Net cash provided by financing activities for the three months ended March 31, 2010 and 2009 and for the period from June 5, 1996 (inception) to March 31, 2010, was $0, $445,240 and $65,322,549, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

        We had no off-balance sheet arrangements as of March 31, 2010.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009

        We had no revenues during the three months ended March 31, 2010 and 2009 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

        Research and development expenses increased $1,032,562 or 259% to $1,430,584 for the three months ended March 31, 2010 from $398,022 for the three months ended March 31, 2009. This increase was primarily due to higher costs related to our drug candidates SP-304 and SP-333. This increase included the following: i) clinical data monitoring and patient costs increased approximately $514,000 during the three months ended March 31, 2010 related to our Phase 2a trial of SP-304 in CC patients which opened for enrollment this quarter, (ii) patent related legal fees increased approximately $176,000 to approximately $235,000 for both domestic and international filings and (iii) analytical testing increased approximately $238,000 to $263,000. Additionally, in accordance with FASB ASC Topic 730-10-55, Research and Development, our prepaid research and development expense increased approximately $300,000 during the quarter ended March 31, 2010 for nonrefundable deposits on analytical testing services of our drug candidate SP-333. In accordance with this guidance, we will expense these advance payments when drug compound is delivered and or services are completed.

        General and administrative expenses for the three months ended March 31, 2010 increased $242,037 or 25%, to $1,198,613 for the three months ended March 31, 2010 from $956,576 for the three months ended March 31, 2009. This increase was primarily due to (i) approximately $106,000 of higher financial advisory, legal, audit and travel expenses related to due diligence for our prospective public offerings, (ii) approximated $87,000 of increased facilities overhead and (iii) approximately $40,000 in higher public relations costs. Staff salaries, wages and benefits were unchanged in the quarter ended March 31, 2010 and compared to the same period last year.

        Net loss attributable to common stockholders for the three months ended March 31, 2010 increased $16,871,087 to $18,165,173 compared to a net loss of $1,294,086 incurred for the three months ended March 31, 2009. The increased net loss is the result of higher research and development, and general and administrative expenses discussed above, plus the following non-operating expenses for the quarters ended March 31, 2009 and 2010.

	Quarter Ended 3/31/2010	Quarter Ended 03/31/2009	Change ($)
Loss from Operations	(2,629,197)	(1,354,598)	(1,274,599)
Interest and dividend income	16,475	211	16,264
State tax credit	628,806	—	628,806
Interest expense on 11% Secured Notes	(160,476)	(41,486)	(118,990)
Interest expense attributable to extinguishment of debt	(123,693)	—	(123,693)
Change in FV of financial instruments	(17,062,145)	(217,103)	(16,845,042)
Net loss attributable to noncontrolling interest	1,165,057	318,890	846,167

Net loss attributable to common stockholders	(18,165,173)	(1,294,086)	(16,871,087)

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2010 we had $3,953,456 in cash and cash equivalents, compared to $7,207,612 as of December 31, 2009. We had working capital of $2,757,263 as of March 31, 2010.

        Net cash used in operating activities was $3,254,156 during the three months ended March 31, 2010 as compared to $701,687 for the three months ended March 31, 2009.To date our sources of cash have been primarily limited to the sale of equity securities. Net cash provided by financing activities for the three months ended March 31, 2010 and 2009 and for the period from June 5, 1996 (inception) to March 31, 2010, was $0, $445,240, and $65,322,549, respectively.

        During the quarter ended March 31, 2010, Callisto determined that it was eligible for New York State's Qualified Emerging Technology Company Tax Credit for the tax years ended December 31, 2006, 2007, and 2008 totaling $628,806. On April 23, 2010 Callisto filed amended tax returns for the above mentioned tax years, and reflected this receivable and credit in our financial statements for the quarter ended March 31, 2010.

        Worldwide economic conditions and the international equity and credit markets have significantly deteriorated and may remain depressed for the foreseeable future. These developments make it more difficult for us to obtain additional equity or credit financing, when needed.

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

        Our consolidated financial statements as of March 31, 2010 and December 31, 2009 have been prepared under the assumption that we will continue as a going concern for the twelve months ending December 31, 2010. Our independent registered public accounting firm has issued a report dated March 31, 2010 that included an explanatory paragraph referring to our recurring losses from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Share-Based Payments

        We rely heavily on incentive compensation in the form of stock options to recruit, retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options is designed to provide long-term incentives, develop and maintain an ownership stake and conserve cash during our development stage. Since inception through March 31, 2010 stock-based compensation expense has totaled $19,132,822 or 15% of our net loss attributable to common stockholders of $127,944,953.

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

        Upon adoption of ASC Topic 718, we selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on our historical volatility. Our stock price has fluctuated from $3.95 per share as of December 31, 2003 to $0.43 per share as of March 31, 2010. The expected term was determined based on the simplified method provided in ASC Topic 718 "Share-Based Payment".

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk on the fair values of certain assets is related to credit risk associated with securities held in short term investment accounts, commercial paper included in short term money market accounts and the FDIC insurance limit on our bank balances. At March 31, 2010 we had $3.2 million in money market balances that was exposed to market risk.

ITEM 4.    CONTROLS AND PROCEDURES

        Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2010, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

        In connection with the preparation of our annual financial statements, our management performed an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009. Management's assessment included an evaluation of the design of our internal control over financial reporting and the operational effectiveness of those controls. Based on this evaluation, management determined that, as of December 31, 2009, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management's assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (GAAP) and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management concluded that, as of December 31, 2009, we did not maintain effective internal control over financial reporting. As defined by Regulation S-X,

Rule 1-02(a)(4), a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

        Management, in coordination with the input, oversight and support of our Audit Committee, has identified the following measures to strengthen our internal control over financial reporting and to address the material weaknesses described above. We have hired a controller who will: (i) prepare annual and quarterly consolidated financial statements (ii) prepare annual and quarterly account reconciliations and (iii) prepare annual and quarterly journal entries. This hire will allow for proper segregation of duties within our financial department. We are also considering the use of an independent GAAP advisor. While we expect these remedial actions to be essentially implemented in calendar year 2010, some may not be in place for a sufficient period of time to help us certify that material weaknesses have been fully remediated as of the end of calendar year 2010. We will continue to develop our remediation plans and implement additional measures during calendar year 2010 and possibly into calendar year 2011.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        As of March 31, 2010, we are in the process of remediating the material weakness which existed at December 31, 2009. If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future. We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. A key element of our remediation effort is the ability to recruit and retain qualified individuals to support our remediation efforts. While our Audit Committee and Board of Directors have been supportive of our efforts by supporting the hiring of a controller in our finance department as well as funding efforts to improve our financial reporting system, improvement in internal control will be hampered if we cannot recruit and retain more qualified professionals.

        Other than described above, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting during the quarter ended March 31, 2010.

PART II—OTHER INFORMATION

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

CALLISTO PHARMACEUTICALS, INC. (Registrant)
Date: May 17, 2010	By:	/s/ GARY S. JACOB Gary S. Jacob Chief Executive Officer
Date: May 17, 2010	By:	/s/ BERNARD F. DENOYER Bernard F. Denoyer Senior Vice President, Finance