Form 10-Q
period 2010-06-30
CALLISTO PHARMACEUTICALS INC
filed 2010-08-16
CIK 1142380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: June 30, 2010
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

        The number of the registrant's shares of common stock outstanding was 54,504,437 as of August 13, 2010.

CALLISTO PHARMACEUTICALS, INC.

FORM 10-Q

CONTENTS

		Page
PART I—FINANCIAL INFORMATION		2
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	2
	Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2010 and 2009 (unaudited) and the period June 5, 1996 (Inception) to June 30, 2010 (unaudited)	3
	Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period June 5, 1996 (Inception) to June 30, 2010 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (unaudited) and for the period June 5, 1996 (Inception) to June 30, 2010 (unaudited)	12
	Notes to Condensed Consolidated Financial Statements (unaudited)	14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33
PART II—OTHER INFORMATION		35
Item 1	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 6.	Exhibits	35
Signatures		36

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

        The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009 and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Callisto's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. All drug candidates to treat GI disorders and diseases, currently plecanatide (previously designated as SP-304) and SP-333, are being developed exclusively by Synergy Pharmaceuticals, Inc., our subsidiary ("Synergy"). Use of the terms "we", "our" or "us" in connection with GI drug candidates discussed herein refer to research and development activities and plans of Synergy.

ii

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,331,073	$7,207,612
Cash in escrow	2,499,000	—
Prepaid Research and Development	176,260	1,000,000
Prepaid expenses and other	36,545	61,630
State tax credit receivable	628,806	—

Total Current Assets	4,671,684	8,269,242

Property and equipment, net	12,031	14,665
Security deposits	87,740	87,740

	$4,771,455	$8,371,647

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$4,030,930	$3,079,798
Accrued expenses	1,201,052	727,679

Total Current Liabilities	5,231,982	3,807,477
Notes Payable	687,645	487,130
Derivative financial instruments, at estimated fair value—warrants	1,045,214	11,870,369
Commitments and contingencies	—	—
Stockholders' Deficit:
Series A convertible preferred stock, par value $0.0001, 700,000 shares authorized, 48,000 and 63,000 shares outstanding at June 30, 2010 and December 31, 2009, respectively	5	6
Series B convertible preferred stock, par value $0.0001, 2,500,000 shares authorized, 1,009,166 and 1,014,166 shares outstanding at June 30, 2010 and December 31, 2009	101	102
Common stock, par value of $.0001 per share: 225,000,000 shares authorized; 54,504,437 and 53,608,111 shares outstanding at June 30, 2010 and December 31, 2009, respectively	5,450	5,359
Additional paid-in capital	134,788,446	105,263,377
Deficit accumulated during development stage	(129,669,804)	(109,779,780)

Total Callisto Stockholders' Equity /(Deficit)	5,124,198	(4,510,936)
Noncontrolling interest	(7,317,584)	(3,282,393)

Total Deficit	(2,193,386)	(7,793,329)

	$4,771,455	$8,371,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
					June 5, 1996 (Inception) to June 30, 2010
	2010	2009	2010	2009
Revenues	$—	$—	$—	$—	$—
Costs and expenses:
Research and development (1)	4,402,155	1,103,727	5,597,565	1,442,961	41,841,504
Government grants	—	—	—	—	(1,135,318)
Purchased in process research and development	—	—	—	—	6,944,553
General and administrative (1)	1,604,747	1,143,931	3,038,534	2,159,295	48,401,450

Loss from operations	(6,006,902)	(2,247,658)	(8,636,099)	(3,602,256)	(96,052,189)
Interest and investment income	7,675	14	24,150	225	913,486
State tax credit	—	—	628,806	—	628,806
Interest and other expense	(16,542)	(73,532)	(300,711)	(115,018)	(909,251)
Change in fair value of derivative instruments—warrants	1,420,784	(16,519,465)	(15,641,361)	(16,736,568)	(22,464,100)

Net loss	(4,594,985)	(18,840,641)	(23,925,215)	(20,453,617)	(117,883,248)
Net Loss of subsidiary attributable to noncontrolling interest	2,870,134	836,853	4,035,191	1,155,743	7,317,584

Net loss attributable to controlling interest	(1,724,851)	(18,003,788)	(19,890,024)	(19,297,874)	(110,565,664)
Series A Preferred stock beneficial conversion feature accreted as a dividend	—	—	—	—	(4,888,960)
Series B Preferred stock beneficial conversion feature accreted as a dividend	—	—	—	—	(10,495,688)
Series A Preferred stock conversion rate change accreted as a dividend	—	—	—	—	(136,889)
Series B Preferred stock conversion rate change accreted as a dividend	—	—	—	—	(1,678,703)
Cumulative effect of adopting ASC Topic 815 January 1, 2009		—		—	(1,903,900)

Net loss available to common stockholders	$(1,724,851)	$(18,003,788))	$(19,890,024)	$(19,297,874))	$(129,669,804)

Weighted average shares outstanding:
basic and diluted	54,420,023	50,846,570	54,146,561	50,737,615

Net loss per common share :
basic and diluted	$(0.03)	$(0.35)	$(0.37)	$(0.38)

(1)
Patent costs reclassified. See Note 2.

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

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Convertible Preferred Shares	Series A Convertible Preferred Stock	Series B Convertible Preferred Shares	Series B Convertible Preferred Stock	Common Shares	Common Stock Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Non- Controlling Interest	Total Stockholders' Equity (Deficit)
Balance, December 31, 2008	98,000	$10	1,137,050	$114	49,556,661	$4,955	$86,799,951	$(90,987,267)	$—	$(4,182,237)
Cumulative effect of adoption of ASC Topic 815	—	—	—	—	—	—	(181,732)	(1,903,900)	—	(2,085,632)
Net Loss	—	—	—	—	—	—	—	(15,073,021)	(3,282,393)	(18,355,414)
Stock based compensation expense	—	—	—	—	—	—	1,119,856	—	—	1,119,856
Conversion of Series A preferred stock to common stock	(35,000)	(4)	—	—	894,445	89	(85)	—	—	—
Conversion of Series B preferred stock to common stock	—	—	(122,884)	(12)	2,963,236	296	(284)	—	—	—
Private placements of common stock of majority owned subsidiary	—	—	—	—	—	—	15,970,100	—	—	15,970,100
Fees and expenses associated with private placements of majority owned subsidiary	—	—	—	—	—	—	(260,002)	—	—	(260,002)
Preferred Stock dividend attributable to reset of conversion price in conjunction with waiver of liquidation preference	—	—	—	—	—	—	1,815,592	(1,815,592)	—	—
Cashless Conversion of Warrants to Common Stock	—	—	—	—	193,769	19	(19)	—	—	—

Balance December 31, 2009	63,000	6	1,014,166	102	53,608,111	5,359	105,263,377	(109,779,780)	(3,282,393)	(7,793,329)
Net Loss	—	—	—	—	—	—	—	(19,890,024)	(4,035,191)	(23,925,215)
Stock based compensation expense	—	—	—	—	—	—	449,951	—	—	449,951
Conversion of Series A preferred stock to common stock	(15,000)	(1)	—	—	416,667	42	(41)	—	—	—
Conversion of Series B preferred stock to common stock	—	—	(5,000)	(1)	138,889	14	(13)	—	—	—
Direct offering of common stock of majority owned subsidiary	—	—	—	—	—	—	2,754,000	—	—	2,754,000
Warrants issued in connection with registered direct offering classified as derivative liability							(1,045,214)			(1,045,214)
Fees and expenses associated with direct offering of majority owned subsidiary	—	—	—	—	—	—	(286,630)	—	—	(286,630)
Reclassification of derivative liability to equity	—	—	—	—	—	—	27,511,730	—	—	27,511,730
Common stock issued as settlement for director's fees	—	—	—	—	75,000	8	41,117	—	—	41,125
Common stock issued in exchange for modification of notes payable	—	—	—	—	265,770	27	100,169	—	—	100,196

Balance June 30, 2010	48,000	$5	1,009,166	$101	54,504,437	$5,450	$134,788,446	$(129,669,804)	$(7,317,584)	$(2,193,386)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2010	Six months ended June 30, 2009	Period from June 5, 1996 (inception) to June 30, 2010
Cash flows from operating activities:
Net loss	$(23,925,215)	$(20,453,617)	$(117,883,248)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,634	3,349	105,201
Purchase discount accreted as interest income on U.S.Treasury bills	—	—	(26,950)
Stock-based compensation expense	449,951	480,648	19,304,676
Purchased in-process research and development (non-cash portion)	—	—	6,841,053
Interest expense accreted on notes	300,711	115,018	737,406
Stock-based liquidated damages	—	—	579,696
Change in fair value of derivative instruments—warrants	15,641,361	16,736,568	22,464,099
Net liabilities assumed in excess of assets acquired in merger	—	—	(282,752)
Changes in operating assets and liabilities:
Prepaid expenses	848,825	59,756	(212,805)
State tax credit receivable	(628,806)	—	(628,806)
Security deposit	—	—	(87,740)
Accounts payable and accrued expenses	1,204,000	882,233	4,958,977

Total adjustments	17,818,676	18,277,572	53,752,055

Net cash used in operating activities	(6,106,539)	(2,176,045)	(64,131,193)
Cash flows from investing activities:
Short term investments—purchased	—	—	(5,921,825)
Short term investments—liquidated	—	—	5,948,775
Acquisition of equipment	—	—	(117,233)

Net cash used in investing activities	—	—	(90,283)
Cash flows from financing activities:
Issuance of common and preferred stock	—	—	48,719,673
Finders fees and expenses	(25,000)	(157,927)	(3,339,172)
Proceeds from sale of 11% Notes	—	603,163	603,163
Proceeds of direct offering of majority owned subsidiary's common stock	255,000	5,138,500	19,250,100
Exercise of common stock warrants	—	—	318,785

Net cash provided by financing activities	230,000	5,583,736	65,552,549
Net (decrease) increase in cash and cash equivalents	(5,876,539)	3,407,691	1,331,073
Cash and cash equivalents at beginning of period	7,207,612	301,323	—

Cash and cash equivalents at end of period	$1,331,073	$3,709,014	$1,331,073

The accompanying notes are an integral part of these condensed consolidated financial statements

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2010	Six months ended June 30, 2009	Period from June 5, 1996 (inception) to June 30, 2010
Supplementary disclosure of cash flow information:
Cash paid for taxes	$33,120	$17,891	$275,690
Supplementary disclosure of non-cash investing and financing activities:
Series A Preferred stock beneficial conversion feature accreted as a dividend	—	—	4,888,960
Series B Preferred stock beneficial conversion feature accreted as a dividend	—	—	10,495,688
Series A Preferred stock conversion rate change accreted as a dividend	—	—	(136,889)
Series B Preferred stock conversion rate change accreted as a dividend	—	—	(1,678,703)
Director's fees settled for shares of common stock	41,125	—	41,125
Cash received in escrow for June 30, 2010 direct registered offering	2,499,000	—	2,499,000
Accrued finders fees related to direct registered offering	$261,630	$—	$261,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business overview:

        This Report on Form 10-Q for Callisto Pharmaceuticals, Inc. may contain forward-looking statements. Forward-looking statements are characterized by future or conditional verbs such as "may," "will," "expect," "intend," "anticipate," believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed elsewhere in this report, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change. All drug candidates to treat gastro-intestinal ("GI") disorders and diseases, currently plecanatide (previously designated as SP-304) and SP-333, are being developed exclusively by Synergy Pharmaceuticals, Inc., our subsidiary ("Synergy"). Use of the terms "we", "our" or "us" in connection with GI drug candidates discussed herein refer to research and development activities and plans of Synergy.

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

        Certain items in the comparable prior period's financial statements have been reclassified to conform to the current period's presentation. Specifically, legal costs associated with patent applications and maintenance have been classified as general and administrative expense, where previously these costs were classified as research and development expense in our statement of operations. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2010. The condensed consolidated balance sheet as of December 31, 2009 presented above was derived from the audited consolidated financial statements as of that date.

        The condensed consolidated financial statements as of June 30, 2010 and December 31, 2009 have been prepared under the assumption that Callisto will continue as a going concern for the next twelve months. Callisto's ability to continue as a going concern is dependent upon its ability to obtain

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Basis of presentation and going concern: (Continued)

additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        Net cash used in operating activities was $6,106,539 during the six months ended June 30, 2010 as compared to $2,176,045 for the six months ended June 30, 2009. During the six months ended June 30, 2010 and 2009 Callisto incurred net losses available to common stockholders of $19,890,024 and $19,297,874, respectively. To date, Callisto's sources of cash have been primarily limited to the sale of equity securities and issuance of 11% Notes. Net cash provided by financing activities for the six months ended June 30, 2010 and 2009 and for the period from June 5, 1996 (inception) to June 30, 2010, was $230,000, $5,583,736 and $65,552,549, respectively. As of June 30, 2010 Callisto had a working capital deficit of $560,298 compared to a working capital of $4,461,765 as of December 31, 2009.

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

        In January 2010, the FASB issued ASU 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary—a ScopeClarification ("ASU 2010-02"), in response to practice issues entities encountered in applying the decrease in ownership provisions of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (codified in ASC 810-10, Consolidation). ASU 2010-02 clarifies that the decrease in ownership provisions of ASC 810-10 and related guidance apply to (a) a subsidiary or group of assets that is a business or nonprofit activity, (b) a subsidiary or group of assets that is a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture) and (c) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). In addition, ASU 2010-02 clarifies that the decrease in ownership guidance does not apply to sales of in-substance real estate or conveyances of oil and gas mineral rights, even if these transactions involve businesses. Finally, the ASU expands the disclosures required upon deconsolidation of a subsidiary. The adoption of ASU 2010-02 on January 1, 2010 did not have a material impact on the Company's financial statements.

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

Callisto options

        Stock based compensation expense, related to Callisto employee and non-employee share based payments, has been recognized in operating results as follow:

	Three Months Ended June 30,		Six Months Ended June 30,
					June 5, 1996 (Inception) to June 30, 2010
	2010	2009	2010	2009
Employees—included in research and development	$764	$7,009	$5,345	$13,941	$2,692,157
Employees—included in general and administrative	9,885	9,591	19,743	27,918	4,816,449

Subtotal employee stock option grants	10,648	16,600	25,088	41,859	7,508,606

Non-employee—research and development	—	—	—	—	102,750
Non-employee—general and administrative	(27,825)	91,842	47,458	84,503	9,881,469

Subtotal non-employee stock option grants	(27,825)	91,842	47,458	84,503	9,984,219

Total stock based compensation expense	$(17,176)	$108,442	$72,546	$126,362	$17,492,825

        The unrecognized compensation cost related to employee non-vested Callisto stock options outstanding at June 30, 2010, net of expected forfeitures, was $57,612, to be recognized over a weighted average vesting period of approximately 1.4 years.

        The estimated fair value of each Callisto stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the six months ended June 30, 2010 and 2009.

	Six months ended June 30,
	2010	2009
Risk free interest rate	2.38%	No awards
Dividend yield	n/a	No awards
Expected volatility	100%	No awards
Expected term	5 years	No awards

        A summary of stock option activity and of changes in Callisto stock options outstanding under Callisto's plans is presented below:

	Number of options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2009	7,495,038	$0.08 - 6.75	$1.70	$—
Granted	855,000	$0.26	$0.26
Forfeitures	(6,000)	$0.20	$0.20

Balance outstanding, June 30, 2010	8,344,038	$0.08 - 6.75	$1.56	$—

Exercisable as of June 30, 2010	6,074,372	$0.08 - 6.75	$1.54	$—

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

        Synergy adopted the 2008 Equity Compensation Incentive Plan (the "Plan") on July 3, 2008. Stock options granted under the Plan typically vest after three years of continuous service from the grant date and have a contractual term of ten years. Synergy periodically issues stock options to employees and non-employees and has adopted ASC Topic 718 for employee awards on July 3, 2008. The Company accounts for stock options issued and vesting to non-employees in accordance with ASC Topic 505-50 Equity-Based Payment to Non-Employees whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

        Stock-based compensation expense, including all options and restricted stock units, has been recognized in operating results as follow:

	Three Months Ended June 30,		Six Months Ended June 30
					November 15, 2005 (inception) to June 30, 2010
	2010	2009	2010	2009
Employees—included in research and development	$49,804	$43,055	$99,263	$86,296	$431,334
Employees—included in general and administrative	58,994	56,695	117,948	112,769	588,842
Non-employees—included in research and development	8,455	8,455	16,817	16,817	59,279
Non-employees—included in general and administrative	71,778	69,585	143,377	138,404	732,395

Total stock-based compensation expense	$189,031	$177,790	$377,405	$354,286	$1,811,850

        The estimated fair value of each Synergy stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Six months ended June 30,
	2010	2009
Risk free interest rate	2.31 to 2.71%	No awards
Dividend yield	n/a	No awards
Expected volatility	90%	No awards
Expected term	6 years	No awards

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Accounting for share-based payments (Continued)

        Risk-free interest rate—Based upon observed US Treasury yield curve interest rates for Treasury instruments with maturities which correspond to the expected term of Synergy's employee stock options at the date of grant.

        Dividend yield—Synergy has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.

        Expected volatility—Based on the historical volatility of similar publicly traded stocks in Synergy's industry segment with comparable market capitalization and stage of development.

        Expected term—Synergy has had no stock options exercised since inception. The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment, ("SAB No. 107"), which averages an award's weighted-average vesting period and expected term for "plain vanilla" share options. Under SAB No. 107, options are considered to be "plain vanilla" if they have the following basic characteristics: (i) granted "at-the-money"; (ii) exercisability is conditioned upon service through the vesting date; (iii) termination of service prior to vesting results in forfeiture; (iv) limited exercise period following termination of service; and (v) options are non-transferable and non-hedgeable.

        In December 2007, the SEC issued SAB No. 110, Share-Based Payment, ("SAB No. 110"). SAB No. 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC with respect to extending the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of "plain vanilla" share options in accordance with ASC Topic 718. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB No. 107, as amended by SAB No. 110. For the expected term, the Company has "plain-vanilla" stock options, and therefore used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by SAB No. 107.

        Forfeitures—ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Synergy's estimated future unvested option forfeitures is based on the historical experience of its majority shareholder, Callisto.

        The unrecognized compensation cost related to non-vested stock options outstanding at June 30, 2010, net of expected forfeitures, was $631,405, to be recognized over the next three quarters.

        On March 1, 2010, a majority of our shareholders acting by written consent approved an amendment to the Plan increasing the number of shares reserved under the Plan to 15,000,000 shares.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Accounting for share-based payments (Continued)

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

        A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options		Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2009	4,214,016		$0.25 - 0.95	$0.30	$22,320,436
Granted	4,465,000	(1)	0.70	0.70
Exercised	—		—	—
Forfeited	—		—	—

Balance outstanding, June 30, 2010	8,679,016		$0.25 - 0.95	$0.51	$63,987,092

Exercisable at June 30, 2010	1,417,420		$0.25 - 0.95	$0.29	$10,753,665

(1)
These stock options will vest and become exercisable only upon a change of control of the company. Because of this contingent vesting the Company did not record any stock based compensation expense on these stock options during the six months ended June 30, 2010. The weighted average fair value of these stock options at the date of grant was $6.77 per share as calculated by the Black-Scholes model, using the assumptions noted in the table above.

Synergy Restricted Stock Units

        Restricted stock units, which entitle the holder to earn, at the end of a vesting term, a specified number of shares of Synergy common stock are accounted for as stock based compensation in accordance with ASC Topic 718 in the same manner as stock options using fair value at the date of issuance. Restricted stock units are subject to a repurchase agreement, assumed by Synergy pursuant to the Exchange Transaction, whereby 50% of the units vest after 1 year of continuous service and the remaining 50% vest after 2 years of continuous service from the issuance date. The fair value at the date of issuance is being expensed ratably by month over the 2 year service period since July 2008. As of June 30, 2010 there were 874,760 restricted stock units outstanding. These units were originally issued on July 3, 2008 and are included in shares outstanding. The fair value of the 874,760 restricted stock units on the date of issuance was $524,856 of which $31,275, $63,628 and $523,779 was recorded as stock-based compensation expense during the three and six months ended June 30, 2010 and for the period from inception to June 31, 2010, leaving $1,077 unrecognized as of June 30, 2010, to be expensed in the quarter ended September 30, 2010.

5. Research and Development Expense

        Research and development costs include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, purchased in-process research and development, regulatory and scientific consulting

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Research and Development Expense (Continued)

fees, as well as contract research, patient costs, drug formulation and tableting, data collection, monitoring, insurance and FDA consultants.

        In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded prepaid research and development costs of $176,260 and $1.0 million as of June 30, 2010 and December 31, 2009, respectively, for nonrefundable pre-payments for production of plecanatide drug substance and analytical testing services of our drug candidate SP-333. In accordance with this guidance, Synergy expenses deferred research and development costs when drug compound is delivered and services are performed.

6. State Tax Credit Receivable

        During the quarter ended March 31, 2010, Callisto determined that it was eligible for New York State's Qualified Emerging Technology Company Tax Credit for the tax years ended December 31, 2006, 2007, and 2008 totaling $628,806. On April 23, 2010 Callisto filed amended tax returns for the above mentioned tax years, and reflected this receivable and credit in our financial statements for the quarter ended March 31, 2010. As of June 30, 2010, this receivable was still outstanding.

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

        The following table sets forth the potentially dilutive effect of all outstanding derivative instruments which were not included in weighted average common shares outstanding as of:

	June 30, 2010	June 30, 2009
Common Shares outstanding	54,504,437	50,914,341
Potentially dilutive common shares issuable upon:
Exercise of warrants	84,842,576	85,050,964
Exercise of stock options	6,074,372	7,903,358
Conversion of Series A Convertible Preferred Stock	1,333,333	1,760,000
Conversion of Series B Convertible Preferred Stock	28,032,389	21,583,320

Total fully diluted	174,787,107	167,212,163

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

Callisto Derivative Instruments

        Based upon the Company's analysis of the criteria contained in ASC Topic 815-40 , certain warrants (the "New Warrants") issued in connection with the issuance of the 11% Notes were to be treated as derivative liabilities on the Company's Balance Sheet. Prior to the adoption of ASC Topic 815-40, the Company accounted for the warrants as components of stockholders' equity. In accordance with ASC Topic 815-40, the New Warrants were re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value was recorded as non-cash valuation adjustments within other income (expense) in the Company's statement of operations. The Company estimates the fair value of the New Warrants using the Black-Scholes option pricing model in order to determine the associated derivative instrument liability described above.

        On June 30, 2010, the price protection provision included in the new warrants which required derivative liability accounting expired. As a result of the expiration of this provision, we measured the fair value of the outstanding warrants through June 30, 2010, recognizing any changes in fair value of the derivative in earnings and then reclassified the derivative instrument liability into stockholders' equity.

        The Company estimated the fair value of the New Warrants using the Black-Scholes option pricing model. The assumptions used for the three and six months ended June 30, 2010 are noted in the following table:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Expected option term	7.5 to 8.0 years	7.5 to 8.0 years
Risk-free interest rate	2.7% to 3.4%	2.27% to 3.33%
Expected volatility	100%	150% to 200%
Dividend yield	0%	0%

        Expected volatility is based on historical volatility of the Company's common stock. The New Warrants have a transferability provision and based on guidance provided in SAB 107 for options issued with such a provision, we used the full contractual term as the expected term of the New Warrants. The risk free rate is based on the U.S yield curve interest rates consistent with the expected term of the New Warrants.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Derivative Financial Instruments (Continued)

        The following table sets forth the components of changes in the Callisto's derivative financial instruments liability balance for the periods indicated:

Date	Description	New Warrants	Derivative Instrument Liability
12/31/2009	Balance of derivative financial instruments December 31, 2009	69,086,174	$11,870,369
3/31/2010	Change in fair value of New Warrants outstanding on December 31, 2009, during the quarter ended March 31, 2010		$17,062,145

3/31/2010	Balance of derivative financial instruments March 31, 2010	69,086,174	$28,932,514
6/30/2010	Change in fair value of New Warrants outstanding during the quarter ended June 30, 2010		$(1,420,784)
6/30/2010	Reclass of derivative liability to stockholder's equity upon expiration of supplemental condition (price protection)		$(27,511,730)

6/30/2010	Balance of derivative financial instruments June 30, 2010	69,086,174	$—

Synergy Derivative Instruments

        Based upon the Company's analysis of the criteria contained in ASC Topic 815-40, Synergy has determined that the warrants, issued in connection with the issuance of the June 30, 2010 registered direct offering, must be recorded as derivative liabilities with a charge to additional paid in capital. In accordance with ASC Topic 815-40, the warrants will be re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value will be recorded as non-cash valuation adjustments within other income (expense) in the Company's statement of operations. The Company estimates the fair value of the warrants using the Black-Scholes option pricing model in order to determine the associated derivative instrument liability described above. The assumptions used to determine the fair value of the warrants as of June 30, 2010 were:

June 30, 2010
Estimated fair value of stock	$2.64
Expected warrant term	5 years
Risk-free interest rate	1.79%
Expected volatility	90%
Dividend yield	0%

        Estimated fair value of the stock is based on an apportionment of the $4.25 unit price paid for the shares and warrants issued June 30, 2010 in the Company's registered direct offering, which was an arms-length negotiated price.

        Expected volatility is based on the historical volatility of similar publicly traded stocks in Synergy's industry segment with comparable market capitalization and stage of development. The warrants have a transferability provision and based on guidance provided in SAB 107 for instruments issued with such a provision, Synergy used the full contractual term as the expected term of the warrants. The risk free rate is based on the U.S. Treasury security rates consistent with the expected term of the warrants.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Fair Value Measurements

Callisto Fair Value Measurements

        The following table sets forth a summary of changes in the fair value of the Callisto's Level 3 liabilities for the six months ended June 30, 2010:

Description	Balance at December 31, 2009	Unrealized losses	Reclassified	Balance as of June 30, 2010
Derivative liabilities related to warrants	$11,870,369	$15,641,361	$(27,511,730)	$—

        The unrealized losses on the derivative liabilities are classified in other expenses as a change in derivative liabilities in the Company's statement of operations. On June 30, 2010, the price protection clause expired. As a result, we measured the fair value of the outstanding warrants as of June 30, 2010, recognized any changes in value in earnings and then reclassified the derivative instrument liability into stockholder's equity. (See Note 8 above)

        A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC Topic 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

Synergy Fair Value Measurements

        The following table presents the Company's liabilities, arising from Synergy's derivative liabilities discussed above (See Note 7), that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2010:

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2010
Derivative liabilities related to Warrants	$—	$—	$1,045,214	$1,045,214

        The following table sets forth a summary of changes in the fair value of the Company's Level 3 liabilities for the six months ended June 30, 2010:

Description	Balance at December 31, 2009	Unrealized losses	Balance as of June 30, 2010
Derivative liabilities related to Warrants	$—	$—	$1,045,214

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

        On June 30, 2010, the price protection provision included in the New Warrants expired. As a result, we measured the fair value of the outstanding warrants as of June 30, 2010, recognized any changes in value in earnings and then reclassified the derivative instrument liability into stockholder's equity. (See Note 8 above)

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Stockholders' deficit (Continued)

        The following table summarizes the financial impact of the 11% Notes payable and the related interest expense for the period from December 30, 2009 through June 30, 2010:

	11% Notes Payable	Interest expense
11% Notes Balance December 31, 2009	$487,130	$436,693
Accretion of 11% Note discount to interest expense	144,116	144,116
11% nominal interest expense quarter ended March 31, 2010	16,360	16,360
Loss on extinguishment	23,497	23,497
Common shares issued in exchange for modification of notes payable	—	100,196

11% Notes balance March 31, 2010	$671,103	$284,169
11% nominal interest expense quarter ended June 30, 2010	16,542	16,542

11% Notes balance June 30, 2010	$687,645	$300,711

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

        On June 30, 2010, Synergy entered into securities purchase agreements to sell securities to non-U.S. investors and raise gross proceeds of approximately $2,754,000 in a registered direct offering. Synergy sold 648,000 units at $4.25 per share to investors. Each unit consists of one share of Synergy's common stock and one warrant to purchase one additional share of Synergy common stock. The warrants expire after five years and are exercisable at $4.50 per share. In accordance with ASC 815-40, "Derivatives and Hedging—Contracts in Entity's Own Equity" the warrants have been classified as a derivative liability.

        The offering was made pursuant to a shelf registration statement on Form S-3 (the base prospectus effective December 10, 2009), as supplemented by a prospectus supplement filed with the Securities and Exchange Commission on June 23, 2010. As of June 30, 2010, Synergy had received proceeds of $255,000, less legal fees of $25,000 associated with this offering, and the remaining $2,499,000 was held in escrow account and received by Synergy on July 2 and July 8, 2010. In July 2010, the Synergy paid an aggregate $261,630 to selling agents in connection with this placement, of which the entire amount was accrued as of and for the period ended June 30, 2010.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Stockholders' deficit (Continued)

        During the six months ended June 30, 2010, 15,000 shares of Callisto's Series A Convertible Preferred Stock were converted to 416,667 shares of common stock and 5,000 shares of Series B Convertible Preferred Stock were converted to 138,889 shares of common stock.

11. Subsequent Events

        On July 13, 2010 Synergy issued 1,061,867 shares of its common stock as consideration for an agreement by certain holders of its common stock to extend their lock-up of such shares from August 15, 2010 to January 15, 2011 or enter into a lock-up agreement until such date, as the case may be. This issuance was approved by Synergy's Board of Directors on June 22, 2010 and represents 5% of the shares of previously issued common stock currently subject to a lock-up agreement or being requested to lock-up, as the case maybe. The fair value of the common stock issued to accomplish this lock-up extension totaled $2,798,020, based on the estimated fair value of the shares issued in connection with the June 30, 2010 registered direct offering (See Note 10). This amount will be charged to additional paid in capital as a cost of facilitating the registered direct offering discussed above.

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

        The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009 and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Callisto's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. All drug candidates to treat GI disorders and diseases, currently plecanatide and SP-333, are being developed exclusively by Synergy Pharmaceuticals, Inc., our majority-owned subsidiary ("Synergy"). Use of the terms "we", "our" or "us" in connection with GI drug candidates discussed herein refer to research and development activities and plans of Synergy.

        Callisto Pharmaceuticals, Inc. (which may be referred to as "Callisto", "the Company", "we" or "us") was incorporated under the laws of the State of Delaware in May 2003. We operate through two subsidiary companies: Synergy Pharmaceuticals Inc. and Callisto Research Labs, LLC.

        We are a development stage biopharmaceutical company focused primarily on the development of drugs to treat, rheumatoid arthritis ("RA"), and gastrointestinal ("GI") disorders and diseases. Our lead drug candidates are as follows:

          (1)   plecanatide (previously designated as SP-304), a guanylyl cyclase C ("GC-C") receptor agonist, to treat GI disorders, primarily chronic constipation ("CC") and constipation-predominant irritable bowel syndrome ("IBS-C").

          (2)   SP-333, a second generation GC-C receptor agonist, SP-333, now in pre-clinical development to treat gastrointestinal inflammatory diseases.

          (3)   Atiprimod, an orally administered drug with antiproliferative, anti-inflammatory and antiangiogenic activity.

RECENT DEVELOPMENTS

        On June 30, 2010, Synergy entered into securities purchase agreements to sell securities to non-U.S. investors and raised gross proceeds of approximately $2,754,000 in a registered direct offering. Synergy sold 648,000 units at $4.25 per share to investors. Each unit consists of one share of our Synergy common stock and one warrant to purchase one additional share of Synergy common stock. The warrants expire after five years and are exercisable at $4.50 per share. The offering was made pursuant to a shelf registration statement on Form S-3 (the base prospectus effective December 10,

2009), as supplemented by a prospectus supplement filed with the Securities and Exchange Commission on June 23, 2010. As of June 30, 2010, we had received proceeds of $255,000, less legal fees of $25,000 associated with this offering. The remaining $2,499,000 was held in escrow and received from escrow on July 2 and July 8, 2010. In July 2010, the Company paid an aggregate $261,630 to selling agents in connection with this placement, of which the entire amount was accrued as of and for the period ended June 30, 2010.

        On March 19, 2010, we initiated a Phase 2a 14-day repeated-oral-dose, placebo-controlled, dose-escalation trial of plecanatide (previously designated SP-304) in CC patients. We expect to obtain meaningful topline data from this by trial late summer of 2010, and use those data to establish doses for follow-up Phase 2b clinical trials in CC and IBS-C. We plan to open a 24-day repeated-oral-dose trial of plecanatide in CC patients in the autumn of 2010, and a 90-day trial of plecanatide in IBS-C patients in the second quarter of 2011.

        An Investigational New Drug application ("IND") for SP-333 is planned for the fourth quarter of 2010 and we plan to open the first human trial of SP-333 in volunteers in early 2011.

FINANCIAL OPERATIONS OVERVIEW

        From inception through June 30, 2010, we have sustained cumulative net losses available to common shareholders of $129,669,804. Our losses have resulted primarily from expenditures related to the application and filing for regulatory approval of proposed products, stock-based compensation expense, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees, as well as deemed dividends attributable to the beneficial conversion rights of convertible preferred stock at issuance. From inception through June 30, 2010, we have not generated any revenue from operations, expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years, if at all.

        Net cash used in operating activities was $6,106,539 during the six months ended June 30, 2010 as compared to $2,176,045 for the six months ended June 30, 2009. During the six months ended June 30, 2010 and 2009 Callisto incurred net losses attributable to common stockholders of $19,890,024 and $19,297,874, respectively. To date, Callisto's sources of cash have been primarily limited to the sale of equity securities and issuance of 11% Notes. Net cash provided by financing activities for the six months ended June 30, 2010 and 2009 and for the period from June 5, 1996 (inception) to June 30, 2010, was $230,000, $5,583,736 and $65,552,549, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

        We had no off-balance sheet arrangements as of June 30, 2010.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009

        We had no revenues during the three months ended June 30, 2010 and 2009 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all. Certain reclasses have been made in prior periods to conform to current year presentation (see note 2).

        Research and development expenses increased $3,298,428 or 299% to $4,402,155 for the three months ended June 30, 2010 from $1,103,727 for the three months ended June 30, 2009. This increase was primarily due to (i) higher program expenses, including animal studies, analytical testing, clinical data monitoring and patient costs, which increased by approximately $1,821,000 during the three months ended June 30, 2010 to approximately $1,862,000 related to our continuing Phase 2a trial of plecanatide in CC patients which began March 19, 2010, (ii) drug production increased approximately $1,300,000 to approximately $2,200,000 in support of ongoing and planned clinical trials, (iii) scientific advisors fees and expenses increased approximately $55,000 to approximately $93,000 and (iv) staff compensation cost increased approximately $100,000 to $223,259 as we hired additional product development personnel.

        General and administrative expenses for the three months ended June 30, 2010 increased $460,816 or 40%, to $1,604,747 for the three months ended June 30, 2010 from $1,143,931 for the three months ended June 30, 2009. This increase was primarily due to (i) approximately $265,000 of higher financial advisory and travel expenses related to our public offerings and (ii) approximately $180,000 of increased facilities overhead, (iii) approximately $94,000 of higher patent legal expenses, offset by approximately $110,000 of lower stock based compensation expense.

        Loss from operations for the three months ended June 30, 2010 increased $3,759,244 to $6,006,902 compared to a net loss from operations of $2,247,658 incurred for the three months ended June 30, 2009. The increased loss is the result of higher research and development, and general and administrative expenses discussed above, plus the following non-operating expenses for the quarters ended June 30, 2009 and 2010.

	Quarter Ended 06/30/2010	Quarter Ended 06/30/2009	Change ($) 06/30/2010
Loss from operations	$(6,006,902)	$(2,247,658)	$(3,759,244)
Interest and dividend income	7,675	14	7,661
Interest expense on 11% Secured Notes	(16,542)	(73,532)	56,990
Change in Fair Value of derivative instruments—warrants	1,420,784	(16,519,465)	17,940,249
Net loss of majority owned subsidiary attributable to non-controlling interest	2,870,134	836,853	2,033,281

Net loss available to common stockholders	$(1,724,851)	$(18,003,788)	$16,278,937

SIX MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009

        We had no revenues during the six months ended June 30, 2010 and 2009 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all. Certain reclasses have been made in prior periods to conform to current year presentation (See note 2).

        Research and development expenses increased $4,154,604 or 288% to $5,597,565 for the six months ended June 30, 2010 from $1,442,961 for the six months ended June 30, 2009. This increase was primarily due to (i) higher program expenses, including animal studies, analytical testing, clinical data monitoring and patient costs, which increased by approximately $2,660,000 during the six months ended June 30, 2010 to approximately $2,780,000 related to our Phase 2a clinical trial of plecanatide in CC patients which began March 19, 2010, (ii) drug production increased approximately $1,300,000 to approximately $2,200,000 in support of ongoing and planned clinical trials, (iv) scientific advisors fees and expenses increased approximately $75,000 to approximately $172,000 and (v) staff compensation cost increased approximately $164,000 to approximately $430,000 as we hired additional product development personnel.

        General and administrative expenses for the six months ended June 30, 2010 increased $879,239 or 41%, to $3,038,534 for the six months ended June 30, 2010 from $2,159,295 for the six months ended June 30, 2009. This increase was primarily due to (i) approximately $316,000 of higher financial advisory and travel expenses related to Synergy's public offerings, (ii) approximately $262,000 of increased facilities overhead and (iii) higher staff salaries, wages and benefits which increased by approximately $60,000, (iv) approximately $286,000 of higher patent legal expense in the six months ended June 30, 2010 as compared to the same period last year, offset by approximately $65,000 of lower stock based compensation expense.

        Loss from operations for the six months ended June 30, 2010 increased $5,033,843 to $8,636,099 compared to a net loss from operations of $3,602,256 incurred for the six months ended June 30, 2009. The increased net loss is the result of higher research and development, and general and administrative expenses discussed above, plus the following non-operating expenses for the six months ended June 30, 2009 and 2010.

	Six Months Ended 06/30/2010	Six Months Ended 06/30/2009	Change ($) 06/30/2010
Loss from operations	$(8,636,099)	$(3,602,256)	$(5,033,843)
Interest and dividend income	24,150	225	23,925
State tax credit	628,806	—	628,806
Interest expense on 11% Secured Notes	(177,018)	(115,018)	(62,000)
Interest expense attributable to extinguishment of debt	(123,693)	—	(123,693)
Change in Fair Value of derivative instruments—warrants	(15,641,361)	(16,736,568)	1,095,207
Net loss of majority owned subsidiary attributable to non-controlling interest	4,035,191	1,155,743	2,879,448

Net loss available to common stockholders	$(19,890,024)	$(19,297,874)	$(592,150)

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2010 we had $1,331,073 in cash and cash equivalents, compared to $7,207,612 as of December 31, 2009. We had working capital deficit of $560,298 as of June 30, 2010.

        Net cash used in operating activities was $6,106,539 during the six months ended June 30, 2010 as compared to $2,176,045 for the six months ended June 30, 2009. During the six months ended June 30, 2010 and 2009 Callisto incurred net losses attributable to common stockholders of $19,890,024 and $19,297,874, respectively. To date, Callisto's sources of cash have been primarily limited to the sale of equity securities and issuance of 11% Notes. Net cash provided by financing activities for the six months ended June 30, 2010 and 2009 and for the period from June 5, 1996 (inception) to June 30, 2010, was $230,000, $5,583,736 and $65,552,549, respectively.

        On June 30, 2010, Synergy entered into securities purchase agreements to sell securities to non-U.S. investors and raise gross proceeds of approximately $2,754,000 in a registered direct offering. Synergy sold 648,000 units at $4.25 per share to investors. Each unit consisted of one share of our common stock and one warrant to purchase one additional share of common stock. The warrants expire after five years and are exercisable at $4.50 per share. The offering was made pursuant to a shelf registration statement on Form S-3 (the base prospectus effective December 10, 2009), as supplemented by a prospectus supplement filed with the Securities and Exchange Commission on June 23, 2010. As of June 30, 2010, Synergy had received proceeds of $255,000, less legal fees of $25,000 associated with this placement which was included in our cash and cash equivalents. The remaining $2,499,000 was held in escrow and received on July 2, 2010 and July 8, 2010. In July 2010, Synergy also paid an aggregate $261,630 to selling agents in connection with this offering.

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

        Our consolidated financial statements as of June 30, 2010 and December 31, 2009 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report dated March 31, 2010 that included an explanatory paragraph referring to our recurring losses from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Share-Based Payments

        We rely heavily on incentive compensation in the form of stock options to recruit, retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options is designed to provide long-term incentives, develop and maintain an ownership stake and conserve cash during our development stage. Since inception through June 30, 2010 stock-based compensation expense has totaled $19,304,676 or 17% of our net loss available to common shareholders of $129,669,804.

        Upon adoption of ASC Topic 718, we selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on our historical volatility. Our stock price has fluctuated from $3.95 per share as of December 31, 2003 to $0.41 per share as of June 30, 2010. The expected term was determined based on the simplified method provided in ASC Topic 718 "Share-Based Payment".

The risk-free interest rate is based on observed interest rate appropriate for the expected term of our stock options. Forfeitures are estimated, based on our historical experience, at the time of grant.

Research and Development

        Research and development costs include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, purchased in-process research and development, regulatory and scientific consulting fees, as well as contract research, patient costs, drug formulation and tableting, data collection, monitoring, insurance and FDA consultants, in accordance with ASC Topic 730-10-55-2. Also, as prescribed by this guidance the costs of patent applications and filings are legal in nature and classified as general and administrative expense.

        We do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years, if at all and therefore our research and development costs are expensed as incurred. While certain of our research and development costs may ultimately have future benefits, our policy of expensing all research and development expenditures is predicated on (i) the fact that we have no history of successful commercialization of biopharmaceutical products to base any estimate of the number of future periods that would be benefited and (ii) recoverability is highly uncertain at our stage of development.

        In June 2007, the EITF of the FASB reached a consensus on ASC Topic 730, Research and Development ("ASC Topic 730"). In accordance with ASC Topic 730-10-55 non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts are recognized as an expense. We adopted ASC Topic 730-10-55 on January 1, 2008 and the adoption did not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk on the fair values of certain assets is related to credit risk associated with securities held in short term investment accounts, commercial paper included in short term money market accounts and the FDIC insurance limit on our bank balances. At June 30, 2010 we had $630,000 in money market balances that was exposed to market risk.

ITEM 4.    CONTROLS AND PROCEDURES

        Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 31, 2010, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

        Management, in coordination with the input, oversight and support of our Audit Committee, has identified the following measures to strengthen our internal control over financial reporting and to address the material weaknesses described above. During the quarter ended December 31, 2009 we hired a controller to: (i) prepare annual and quarterly consolidated financial statements, (ii) prepare annual and quarterly account reconciliations and (iii) prepare annual and quarterly journal entries. This hire allows for better segregation of duties within our financial department. During the quarter ended June 30, 2010 we also retained a GAAP advisor to assist management with accounting and reporting matters. While these remedial actions have been implemented, they may not be in place for a sufficient period of time to help us certify that material weaknesses have been fully remediated as of the end of calendar year 2010. We will continue to develop our remediation plans and implement additional measures during calendar year 2010 and possibly into calendar year 2011.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        As of June 30, 2010, we are in the process of remediating certain material weakness which existed at December 31, 2009. If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future. We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. A key element of our remediation effort is the ability to recruit and retain qualified individuals to support our remediation efforts. While our Audit Committee and Board of Directors have been supportive of our efforts by supporting the hiring of a controller in our finance department as well as funding efforts to improve our financial reporting system, improvement in internal control will be hampered if we can not recruit and retain more qualified professionals.

        Other than described above, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting during the quarter ended June 30, 2010.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There have been no material changes from the legal proceedings disclosed in our Form 10-K for the year ended December 31, 2009.

ITEM 1A.    RISK FACTORS

        There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2009.

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

CALLISTO PHARMACEUTICALS, INC. (Registrant)
Date: August 16, 2010	By:	/s/ GARY S. JACOB Gary S. Jacob Chief Executive Officer
Date: August 16, 2010	By:	/s/ BERNARD F. DENOYER Bernard F. Denoyer Senior Vice President, Finance