Form 10-K
period 2010-12-31
CALLISTO PHARMACEUTICALS INC
filed 2011-03-31
CIK 1142380

Use these links to rapidly review the document

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
CALLISTO PHARMACEUTICALS, INC. (A Development Stage Company) Index to the Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $21,246,086 on June 30, 2010 (based on $0.41 per share, the closing price on that day).

         As of March 30, 2011 the registrant had a total of 158,466,071 shares of Common Stock outstanding.

CALLISTO PHARMACEUTICALS, INC.

(A Development Stage Company)

FORM 10-K

PART I

        This Report on Form 10-K for Callisto Pharmaceuticals, Inc. may contain forward-looking statements. Forward-looking statements are characterized by future or conditional verbs such as "may," "will," "expect," "intend," "anticipate," believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed elsewhere in this annual report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change. All drug candidates to treat GI disorders and diseases, currently plecanatide and SP-333, are being developed exclusively by our subsidiary Synergy Pharmaceuticals, Inc., ("Synergy"). Use of the terms "we", "our" or "us" in connection with GI drug candidates discussed herein refer to research and development activities and plans of Synergy.

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

        We are a development stage biopharmaceutical company focused primarily on the development of drugs to treat gastrointestinal ("GI") disorders and diseases and rheumatoid arthritis (RA). Our lead drug candidates are as follows:

  (1)
  Plecanatide, a guanylyl cyclase C ("GC-C") receptor agonist, to treat GI disorders, primarily chronic constipation ("CC") and constipation-predominant irritable bowel syndrome ("IBS-C").

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

        From inception through December 31, 2010, we have sustained net losses attributable to common stockholders of $135,573,268. Our losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of proposed products, stock-based compensation expense, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees, as well as non-cash accretion of dividends attributable to the beneficial conversion rights of convertible preferred stock and changes in fair value of derivatives. From inception through December 31, 2010 we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years, if at all.

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

Recent Developments

        On December 10, 2010, we closed a Note and Warrant Exchange Agreement with the holders of our outstanding $603,163 aggregate principal amount 11% Secured Promissory Notes due April 30, 2011 (the "Notes") which were issued in December 2008 and common stock purchase warrants exercisable for 68,883,536 shares of common stock (the "Warrants") pursuant to which such holders exchanged the Notes plus accrued interest and the Warrants for an aggregate 72,355,770 shares of common stock.

        On February 8, 2011, Synergy entered into a loan agreement (the "Agreement") with an investor (the "Lender"), pursuant to which the Lender agreed to lend an aggregate $950,000 to the Company. Simultaneously with the execution and delivery of the Agreement, the Company issued a note to the Lender in the principal amount of $500,000 (the "First Note"). The Company has the option to issue an additional note to the Lender in the principal amount of $450,000 beginning February 21, 2011 (the "Second Note" and with the First Note, the "Notes"). The Notes bear interest at 17% per annum and are payable on April 1, 2011. As of March 31, 2011 the Company had not borrowed under the Second Note.

        On March 4, 2011, Synergy closed a financing with a non-U.S. investor which raised gross proceeds of $1,800,000 in a registered direct offering. Synergy issued to the investor 600,000 shares of its common stock and warrants to purchase 420,000 shares of common stock. The purchase price paid by the investor was $3.00 for each unit. The warrants expire after seven years and are exercisable at $3.10 per share. We paid fees to a non-US selling agent and legal expenses totaling $175,000 on this offering.

PROPOSED PRODUCTS

Plecanatide

        We are currently developing plecanatide, a synthetic hexadecapeptide designed to mimic the actions of the GI hormone uroguanylin, for the treatment of CC and IBS-C. Plecanatide is an agonist of GC-C receptor.

        Plecanatide is covered by a U.S. patent issued on May 9, 2006 with respect to composition of matter that expires on March 25, 2023, subject to possible patent term extension, and a U.S. patent issued on September 21, 2010 with respect to composition of matter that expires on June 9, 2022, subject to possible patent term extension. We have filed patent applications to broaden our patent estate covering GC-C receptor agonists.

14-Day Phase 2a Clinical Trial in CC

        Summary.    We recently completed a Phase 2a randomized, double-blind, placebo-controlled, 14-day repeat, oral, dose-ranging clinical trial of plecanatide in patients with CC. On October 18, 2010, we presented the results of this clinical trial at the American College of Gastroenterology Annual Scientific Meeting in San Antonio, Texas. This clinical trial enrolled 78 evaluable patients at 14 sites in the United States. The primary objective of this clinical trial was to evaluate the safety of plecanatide in patients with CC. The secondary objectives of this clinical trial were to assess the pharmacokinetic profile of plecanatide and to assess bowel function, including time to first bowel movement, frequency, completeness of evacuation, stool consistency, straining and abdominal discomfort, after treatment with plecanatide.

        Clinical Trial Design.    In this clinical trial we enrolled patients that met the modified Rome III criteria of CC, a standard patient assessment tool used in the diagnosis of patients with CC. Patients also had to have had a colonoscopy within five years before enrollment with no significant findings, had to be in good health as determined by a physical examination and other standard assessments and had to have reported less than six simultaneous bowel movements, or SBMs, and less than three complete SBMs, or CSBMs, in each week during the 14-days before treatment with plecanatide or placebo. SBMs are bowel movements that occur without the use of a laxative, enema or suppository within the preceding 24 hours; and CSBMs are SBMs after which the patient reports a feeling of complete evacuation.

        Patients in this clinical trial received placebo or plecanatide once-daily in the morning for 14 consecutive days at oral doses of 0.3 mg, 1.0 mg, 3.0 mg or 9.0 mg, respectively. There were 20 patients per dose level randomized 3:1, with 15 patients in each dose level receiving plecanatide and five patients in each dose level receiving placebo. A safety review was conducted after each dose level before beginning the next higher dose level.

        Clinical Trial Results.    Plecanatide treatment exhibited a favorable safety profile with no severe adverse events observed, and notably no patients receiving plecanatide reported diarrhea. Ten percent (2/20) of patients receiving placebo and 17.2% (10/58) of patients receiving plecanatide, respectively, reported adverse events, or AEs, related to treatment and 10% (2/20) of patients receiving placebo and 8.6% (5/58) of patients receiving plecanatide, respectively, reported GI-related AEs. The majority of AEs were mild to moderate and transient in nature. One patient on placebo discontinued from the clinical trial due to diarrhea. Additionally, no systemic absorption of plecanatide was detected in patients at any of the dose levels studied.

        Patients in all plecanatide dose levels reported significant decreases in time to first bowel movement after dosing as compared to patients receiving placebo. Patients receiving plecanatide also reported increases in the number of SBMs and CSBMs per week, improved stool consistency and reduced straining during bowel movements as compared to pre-treatment levels for each of these measures of bowel function. In addition, a greater percentage of patients in each plecanatide dose level reported improvement in abdominal discomfort, constipation severity and overall relief after treatment as compared to patients receiving placebo.

Development Plan

        The next clinical trial of plecanatide to treat chronic idiopathic constipation patients is planned to begin in the second half of 2011 and is being designed as a Phase II/III trial. The trial, a 90-day repeat oral dose ranging, randomized, double-blind, placebo-controlled study, will utilize approximately 800 chronic constipation patients, and will have as its primary objective the measure of CSBMs using a responder analysis. The trial will also evaluate SBMs and daily constipation symptoms including straining, stool consistency, abdominal discomfort, plus impact of plecanatide on disease specific quality of life measures.

        We are also preparing to initiate a Phase 2b clinical trial of plecanatide for the treatment of IBS-C in patients during 2012.

SP-333

        We are also developing a second generation GC-C receptor analog, SP-333, which is currently in pre-clinical development for the treatment of gastrointestinal inflammatory diseases. SP-333 is a synthetic analog of uroguanylin, a natriuretic hormone which is normally produced in the body's intestinal tract. Deficiency of this hormone is predicted to be one of the primary reasons for the formation of polyps that can lead to colon cancer, as well as debilitating and difficult-to-treat GI inflammatory disorders such as ulcerative colitis and Crohn's disease. Orally-administered SP-333 binds to and activates guanylate cyclase C (GC-C) expressed on epithelial cells lining the GI mucosa, resulting in activation of GC-C. In animal models, oral administration of SP-333 ameliorates GI inflammation by suppressing production of certain pro-inflammatory cytokines.

        More than 500,000 Americans are afflicted with ulcerative colitis, a type of IBD that causes chronic inflammation of the colon. Along with Crohn's disease, the other major form of IBD, ulcerative colitis is painful and debilitating, and can lead to other serious and life-threatening complications such as increased incidence of colon cancer. There is currently no medical cure for ulcerative colitis. A considerable medical need exists for the control and treatment of ulcerative colitis.

        On February 1, 2011 the U.S. Patent and Trademark Office issued U.S. Patent No. 7,879,802, covering Synergy's novel drug candidate SP-333 to treat inflammatory bowel disease (IBD). SP-333 is a second-generation guanylate cyclase C (GC-C) agonist with the potential to treat gastro-intestinal diseases such as ulcerative colitis. The patent entitled "Agonists of Guanylate Cyclase Useful for the Treatment of Gastrointestinal Disorders, Inflammation, Cancer and Other Disorders" specifically claims composition of matter of SP-333 and use in the treatment of human diseases.

        We plan to submit an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or FDA, to treat ulcerative colitis, or UC with SP-333 in 2011 and intend to initiate a Phase 1 clinical trial of SP-333 in UC volunteers during 2012.

Manufacturing of our Product Candidates

        We do not have manufacturing capabilities. We currently use contract manufacturers for the manufacturing of plecanatide, SP-333 and our other product candidates. Accordingly, unless or until we develop or acquire sufficient manufacturing capabilities, we will depend on third parties to manufacture plecanatide, SP-333 and any future products that we may develop or acquire. We are in the process of seeking long-term commercial supply contracts with active pharmaceutical ingredient manufacturers, and we anticipate that we will be able to negotiate these third-party agreements on commercially reasonable terms. We are in the process of working with third-party manufacturers to develop the ability to produce plecanatide in accordance with current good manufacturing practices, or GMP, on a sufficient scale to meet our future commercial needs. It is a fundamental part of our commercial strategy to maintain two or more active pharmaceutical ingredient suppliers to ensure continuity in our supply chain.

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

        On January 27, 2009, we announced that we were focusing all further development of Atiprimod towards the treatment of RA. We recognized that although the ongoing Phase II clinical trial of Atiprimod in advanced carcinoid cancer gave encouraging results, the data were not sufficiently demonstrative to warrant further development of Atiprimod in this indication. We announced, instead, our intention that based on Atiprimod's demonstrated favorable clinical safety profile, robustly supported by earlier studies of Atiprimod in RA patients, as well as by the recent oncology trials in advanced carcinoid cancer patients, where the drug was dosed at levels and frequencies considerably higher than anticipated for use in RA, we believe that Atiprimod holds significant promise as a new class of orally-administered, disease-modifying agent in RA. As of December 31, 2010 we are not actively pursuing the in-house development of Atiprimod and are exploring out-licensing opportunities for further development of this drug.

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

Development Status

        We began a Phase I clinical trial at The University of Texas M.D. Anderson Cancer Center in adult relapsed or refractory ALL patients on December 1, 2005. Additional sites enrolled in this study include the Roswell Park Cancer Institute (Buffalo, NY) and the Montefiore Medical Center (New York, NY). The single-arm, open-label L-Annamycin trial was designed to enroll patients in a dose escalation Phase I portion followed by 10 patients at a final fixed dose in the Phase II portion once the maximum tolerated dose (MTD) was determined. A major goal of the trial was to confirm the MTD reported from the previous sponsor for use in adult ALL patients. The clinical data from our studies indicated that the MTD reported by the previous sponsor—which indicated that patients could be dosed as high as 280 mg/m2/day for 3 consecutive days—in ALL patients was too high. We utilized a uniform validated reconstitution method that we believe delivers a more uniform liposomal drug product when infused into patients. This infusion methodology was utilized across all study sites. We established an MTD of 150 mg/m2/day, given for 3 consecutive days, in the adult trial and finished dosing of 10 patients at this MTD value. The clinical data on these patients, however, did not support further clinical evaluation of L-Annamycin as a single agent to treat relapsed or refractory adult acute leukemia patients, and we do not plan any further trials with L-Annamycin.

        In February, 2007, we opened a Phase I trial of L-Annamycin in pediatric relapsed or refractory ALL or AML patients. Based on the information from the ongoing adult trial, we initiated this trial at 130 mg/m2/day given for three consecutive days. The trial was a multi-center, open-label, single-agent, dose-escalation study that utilized four clinical sites in the U.S. Due to the low number of patients with this disease, we were only able to enroll 3 patients in total, all at 130 mg/m2/day, and never achieved an MTD in children. Due to poor enrollment plus the decision to suspend further development of L-Annamycin in adults, we suspended any further work on L-Annamycin in acute leukemia as of December 31, 2008. As of December 31, 2010 we are not actively pursuing the in-house development of L-Annamycin and are exploring out-licensing opportunities for further development of this drug.

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

COMPETITION

        The biopharmaceutical industry is characterized by rapidly evolving technology and intense competition. Our competitors focusing on GI include major pharmaceutical and biotechnology companies such as Ironwood (Microbia), Sucampo/Takeda and Novartis. Our competitors focusing on hematological oncology include major pharmaceutical and biotechnology companies such as Hana Biosciences Inc., SGX Pharmaceuticals, Inc., Sunesis Pharmaceuticals, Inc. and Genzyme, Inc. Most of our competitors have financial, technical and marketing resources significantly greater than our resources. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint venture. We are aware of certain development projects for products to prevent or treat certain diseases targeted by us. The existence of these potential products or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect our ability to market the products we develop.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development costs include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, purchased in-process research and development, regulatory and scientific consulting fees, as well as contract research, patient costs, drug formulation and tableting, data collection, monitoring, insurance and FDA consultants. Research and development expenses were $9,588,543 for the twelve months ended December 31, 2010, as compared to $3,423,515 and $5,184,080 for the twelve months ended December 31, 2009 and 2008, respectively.

        During the twelve months ended December 31, 2010, 2009 and 2008 we received $0, $0 and $30,000, respectively, which has been reported on our Consolidated Statements of Operations as a separate line item entitled "Government Grant". We terminated in-house work on this program upon expiration of the research grant in April 2008, and we have had no funding remaining since December 31, 2008.

        During the twelve months ended December 31, 2010 we were awarded a New York State Qualified Employer Tax Credit totaling $531,127 and Synergy received a $244,479 Federal credit for our Qualifying Therapeutic Discovery Project under the Patient Protection and Affordable Care Act of 2010 and earned a $250,000 New York City Biotechnology refundable tax credit. The total of these credits of $1,025,606 have been recorded as tax credits in our statement of operations.

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

        As of March 31, 2011, we are the assignee or exclusive licensee of 6 issued United States patents and 1 pending patent application related to Atiprimod. The US patent covering the composition of matter of Atiprimod and the US patent coving the formulation of Atiprimod dimaleate salt both expire in 2016. In addition, we currently have approximately 15 issued or pending foreign patent applications related to Atiprimod. These foreign patents cover Switzerland, United Kingdom, Ireland (2), Turkey, South Africa, Japan (2), Taiwan, Hong Kong, Thailand, Chile, Mexico and Canada. One PCT (World International Patent Organization) application is pending and has the potential to be nationalized by many other countries should we elect to do so.

        As of March 31, 2011, we have a license to 3 issued United States patents and 1 issued Canadian patent related to L-Annamycin. The US patent covering the composition of matter of L-Annamycin expires in 2017; the US patent covering the formulation of L-Annamycin expires in 2016.

        As of March 31, 2011 Synergy had three issued United States patents which cover composition of matter of plecanatide and SP333, and expire in 2022, 2023 and 2028. In addition, Synergy had three issued foreign patents which cover composition-of-matter of plecanatide and expire in 2022. These foreign patents cover Austria, Belgium, Switzerland, Cyprus, Germany, Denmark, Spain, Finland, France, United Kingdom, Greece, Ireland, Italy, Liechtenstein, Luxembourg, Monaco, Netherlands, Portugal, Sweden, Turkey, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyz Republic, Moldova, Russian Federation, Tajikistan, Turkmenistan, Hong Kong and Japan. Additionally as of March 31, 2011, Synergy had 11 pending United States patent applications (seven utility and four provisional) and 29 pending foreign patent applications covering various derivatives and analogs of plecanatide and SP-333. We may file additional patent applications and extensions. In April 2010, two parties filed an opposition to Synergy's granted European patent with the European Patent Office. We cannot predict the final outcome of the opposition, which is likely to take several years to complete.

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

EMPLOYEES

        As of March 31, 2011, we had 10 full-time equivalent employees. We believe our employee relations are satisfactory.

CALLISTO WEBSITE

        Our website address is www.callistopharma.com. Information found on our website is not incorporated by reference into this report. We make available free of charge through our website our Securities and Exchange Commission, or SEC, filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

        As of December 31, 2010 we had an accumulated deficit of $135,573,268. We expect to incur significant and increasing operating losses for the next several years as we expand our research and development, continue our clinical trials of plecanatide for the treatment of GI disorders, acquire or license technologies, advance other product candidates into clinical development, including SP-333, seek regulatory approval and, if we receive FDA approval, commercialize our products. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.

We will need to raise substantial additional capital within the next year to fund our operations, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs.

        Our net cash used in operating activities has totaled $70,234,154 since inception through December 31, 2010. We expect to continue to spend substantial amounts to:

  •
  continue clinical development of plecanatide to treat GI disorders;

  •
  continue development of other product candidates, including SP-333;

  •
  finance our general and administrative expenses;

  •
  prepare regulatory approval applications for plecanatide and other product candidates, including SP-333;

  •
  license or acquire additional technologies;

  •
  launch and commercialize our product candidates, if any such product candidates receive regulatory approval; and

  •
  develop and implement sales, marketing and distribution capabilities.

        We will be required to raise additional capital within the next year to continue the development and commercialization of our current product candidates and to continue to fund operations at the current cash expenditure levels. Our future funding requirements will depend on many factors, including, but not limited to:

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

        Worldwide economic conditions and the international equity and credit markets have recently significantly deteriorated and may remain depressed for the foreseeable future. These developments could make it more difficult for us to obtain additional equity or credit financing, when needed.

        We cannot be certain that funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates. We also may be required to:

  •
  seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; and/or

  •
  relinquish license or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on unfavorable terms.

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

We will need to obtain FDA approval of any proposed product brand names, and any failure or delay associated with such approval may adversely impact our business.

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

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

        Our consolidated financial statements as of December 31, 2010 were prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our management overlaps substantially with the management and beneficial owners of our subsidiary, which may give rise to potential conflicts of interest.

        Several of our executive officers and directors are also officers and/or directors of our subsidiary, Synergy, and certain of such executive officers and directors are, in turn, the principal stockholders of

Synergy. Accordingly, there may be inherent, albeit non-specific, potential conflicts involved in the participation by members of each company's management, audit committee, compensation committee, nominating committee and other applicable board committees which will oversee questions of possible conflicts of interest and compensation, notwithstanding an effort to appoint independent directors that do not have these inherent conflicts. In addition, as a matter of practicality, efficiency and appropriate accounting, the costs of certain service (including salaries of executive officers) are allocated, which creates inter-company obligations.

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

        The results of preclinical studies and early clinical trials of new drugs do not necessarily predict the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show safety and efficacy sufficient to support intended use claims despite having progressed through initial clinical testing. The data collected from clinical trials of our product candidates may not be sufficient to support the filing of an NDA or to obtain regulatory approval in the United States or elsewhere. Because of the uncertainties associated with drug development and regulatory approval, we cannot determine if or when we will have an approved product for commercialization or achieve sales or profits.

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

        As a developer of pharmaceuticals, even though we do not intend to make referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients' rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse laws and patient privacy laws of both the federal government and the states in which we conduct our business. The laws include:

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

  •
  the Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and

  •
  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

        The FDA's review and approval process, including among other things, evaluation of preclinical studies and clinical trials of a product candidate as well as the manufacturing process and facility, is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that the product candidate is both safe and effective for each indication for which approval is sought. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. We cannot predict if or when we will submit an NDA for approval for any of our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval or may contain significant limitations on the conditions of use.

        The FDA has substantial discretion in the NDA review process and may either refuse to file our NDA for substantive review or may decide that our data are insufficient to support approval of our product candidates for the claimed intended uses. In addition, even if we obtain approval of an application to market our product candidates, the FDA may subsequently seek to withdraw approval of our NDA if it determines that new data or a reevaluation of existing data show the product is unsafe for use under the conditions of use upon the basis of which the NDA was approved, or based on new evidence of clinical experience, or upon other new information. If the FDA does not file or approve our NDA or withdraws approval of our NDA, it may require that we conduct additional clinical trials, preclinical or manufacturing studies and submit that data before it will reconsider our application. Depending on the extent of these or any other requested studies, approval of any applications that we submit may be delayed by several years, may require us to expend more resources than we have available, or may never be obtained at all.

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

        We currently have no sales and marketing organization. If any of our product candidates are approved by the FDA, we intend to market that product through our own sales force. We will incur significant additional expenses and commit significant additional management resources to establish this sales force. We may not be able to establish these capabilities despite these additional expenditures. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire and train sales and marketing personnel. If we elect to rely on third parties to sell our product candidates in the United States, we may receive less revenue than if we sold our products directly. In addition, although we would intend to use due diligence in monitoring their activities, we may have little or no control over the sales efforts of those third parties. In the event we are unable to develop our own sales force or collaborate with a third party to sell our product candidates, we may not be able to commercialize our product candidates which would negatively impact our ability to generate revenue.

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

        We may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions with the contract manufacturers. We may not be able to enter into long-term agreements on commercially reasonable terms, or at all. If we change or add manufacturers, the FDA and comparable foreign regulators may require approval of the changes. Approval of these changes could require new testing by the manufacturer and compliance inspections to ensure the manufacturer is conforming to all applicable laws and regulations, including good manufacturing practices, or GMP. In addition, the new manufacturers would have to be educated in or independently develop the processes necessary for the production of our product candidates. Peptide manufacturing is a highly specialized manufacturing business. While we believe we will have long term arrangements with a sufficient number of contract manufacturers, if we lose a manufacturer, it would take us a substantial amount of time to identify and develop a relationship, and seek regulatory approval, where necessary, for an alternative manufacturer.

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

        We have clinical trial liability insurance with a $5,000,000 aggregate limit. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for our product candidates. Our current insurance coverage may prove insufficient to cover any liability claims brought against us. In addition, because of the increasing costs of insurance coverage, we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy liabilities that may arise.

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

        Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly Gary S. Jacob, Ph.D., our President and Chief Executive Officer. The loss of services of Dr. Jacob or one or more of our other members of senior management could delay or prevent the successful completion of our planned clinical trials or the commercialization of our product candidates.

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

        We are a small company with 10 full-time equivalent employees as of March 31, 2011. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Over the next 12 months depending on the progress of our planned clinical trials, we plan to add additional employees to assist us with our clinical programs. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

        Market acceptance and sales of our product candidates may depend on reimbursement policies and health care reform measures. Decisions about formulary coverage as well as levels at which government authorities and third-party payors, such as private health insurers and health maintenance organizations, reimburse patients for the price they pay for our products as well as levels at which these payers pay directly for our products, where applicable, could affect whether we are able to commercialize these products. We cannot be sure that reimbursement will be available for any of these products. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our products. We have not commenced efforts to have our product candidates reimbursed by government or third party payers. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize our products.

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

        The U.S. government and other governments have shown significant interest in pursuing healthcare reform. Any government-adopted reform measures could adversely impact the pricing of healthcare products and services in the United States or internationally and the amount of reimbursement available from governmental agencies or other third party payers. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payers of health care services to contain or reduce health care costs may adversely affect our ability to set prices for our products which we believe are fair, and our ability to generate revenues and achieve and maintain profitability.

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

        Generally, a change of more than 50% in the ownership of a company's stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company's ability to use its net operating loss carryforwards attributable to the period prior to the change. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability for us. At December 31, 2010, we had net operating loss carryforwards aggregating approximately $70 million. We have determined that ownership changes have occurred pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, and therefore our ability to utilize our net operating loss carry forwards is limited.

In preparing our consolidated financial statements, we identified a material weakness in our internal control over financial reporting, and our failure to remedy this material weakness identified as of December 31, 2010 and our ineffective disclosure controls and procedures could result in material misstatements in our financial statements.

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management identified a material weakness in our internal control over financial reporting as of December 31, 2009. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

        The material weakness identified by management as of December 31, 2009, which continued unremediated as of December 31, 2010, consisted of an ineffective control environment.

        As a result of this continuing material weakness, our management concluded as of December 31, 2010 that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992).

        During the year ended December 31, 2010 we implemented and continue to implement remedial measures designed to address these material weaknesses and the ineffectiveness of our disclosure controls and procedures. If these remedial measures are insufficient to address these material weaknesses and the ineffectiveness of our disclosure controls and procedures, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future and the ineffectiveness of our disclosure controls and procedures continues, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results and our operating results may be harmed, we may be subject to class action litigation. Any failure to address the identified material weaknesses or any additional material weaknesses in our internal control or the ineffectiveness of our disclosure controls and procedures could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting and our disclosure controls and procedures that are required to be included in our annual report on Form 10-K. Internal control deficiencies and ineffective disclosure controls and procedures could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we plan to take in the future will remediate the material weaknesses identified or the ineffectiveness of our disclosure controls and procedures or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or adequate disclosure controls and procedures or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

        If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent auditors addressing these assessments. We have documented and tested our internal control procedures, and during the year ended December 31, 2009, we identified material weaknesses in our internal control over financial reporting and other deficiencies. During the year ended December 31, 2010 we implemented and continue to implement remedial measures designed to address these material weaknesses. If these remedial measures are insufficient to address these material weaknesses, if additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

 Risks Related to Our Stock

The market price of the common stock may be volatile and adversely affected by several factors.

        The market price of our common stock could fluctuate significantly in response to various factors and events, including:

  •
  our ability to integrate operations, technology, products and services;

  •
  our ability to execute our business plan;

  •
  operating results below expectations;

  •
  our issuance of additional securities, including debt or equity or a combination thereof, which will be necessary to fund our operating expenses;

  •
  announcements of technological innovations or new products by us or our competitors;

  •
  loss of any strategic relationship;

  •
  industry developments, including, without limitation, changes in healthcare policies or practices or third-party reimbursement policies;

  •
  economic and other external factors;

  •
  period-to-period fluctuations in our financial results; and

  •
  whether an active trading market in our common stock develops and is maintained.

        In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid cash dividends in the past and do not expect to pay cash dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

        We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future. The payment of dividends on our capital stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if the common stock price appreciates.

A sale of a substantial number of shares of the common stock may cause the price of our common stock to decline.

        If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, including shares issued upon the exercise of outstanding options or warrants the market price of our common stock could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We may become involved in securities class action litigation that could divert management's attention and harm our business.

        The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of biotechnology and biopharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years.

Risks Related to Our Intellectual Property

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.

        Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our product candidates, and the methods used to manufacture them, as well as successfully defending these patents against third-party challenges. We will only be able to protect our product candidates from unauthorized making, using, selling and offering to sell or importation by third parties to the extent that we have rights under valid and enforceable patents or trade secrets that cover these activities. We seek patent protection of inventions originating from our ongoing research and development activities that are commercially important to our business.

        As of March 31, 2011, we are the assignee or exclusive licensee of 6 issued United States patents and 1 pending patent application related to Atiprimod. The US patent covering the composition of matter of Atiprimod and the US patent coving the formulation of Atiprimod dimaleate salt both expire in 2016. In addition, we currently have approximately 15 issued or pending foreign patent applications related to Atiprimod. These foreign patents cover Switzerland, United Kingdom, Ireland (2), Turkey, South Africa, Japan (2), Taiwan, Hong Kong, Thailand, Chile, Mexico and Canada. One PCT (World International Patent Organization) application is pending and has the potential to be nationalized by many countries should we elect to do so.

        As of March 31, 2011, we have a license to 3 issued United States patents and 1 issued Canadian patent related to L-Annamycin. The US patent covering the composition of matter of L-Annamycin expires in 2017; the US patent covering the formulation of L-Annamycin expires in 2016.

        As of March 31, 2011 Synergy had three issued United States patents which cover composition of matter of plecanatide and SP333, and expire in 2022, 2023 and 2028. In addition, Synergy had three issued foreign patents which cover composition-of-matter of plecanatide and expire in 2022. These foreign patents cover Austria, Belgium, Switzerland, Cyprus, Germany, Denmark, Spain, Finland, France, United Kingdom, Greece, Ireland, Italy, Liechtenstein, Luxembourg, Monaco, Netherlands, Portugal, Sweden, Turkey, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyz Republic, Moldova, Russian Federation, Tajikistan, Turkmenistan, Hong Kong and Japan. Additionally as of March 31, 2011, Synergy had 11 pending United States patent applications (seven utility and four provisional) and 29 pending foreign patent applications covering various derivatives and analogs of plecanatide and SP-333. We may file additional patent applications and extensions. In April 2010, two parties filed an opposition to Synergy's granted European patent with the European Patent Office. We cannot predict the final outcome of the opposition, which is likely to take several years to complete.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None

ITEM 2.    PROPERTIES.

        Our corporate headquarters totals approximately 5,500 square feet, in two suites 1609 and 1701, located at 420 Lexington Avenue, New York, NY. The term of the leases at 420 Lexington Avenue expire on June 30, 2011 and September 30, 2011. We also occupy a small laboratory and several offices, totaling approximately 1,000 square feet, in the Bucks County Biotechnology Center in Doylestown, Pennsylvania under a lease expiring August 31, 2011, which we expect to renew.

ITEM 3.    LEGAL PROCEEDINGS.

        On December 22, 2009, , Synergy Advanced Pharmaceuticals, Inc., a wholly-owned subsidiary of Synergy, filed a complaint in the Supreme Court of the State of New York against CapeBio, LLC, CombiMab Inc. and Per Lindell alleging that defendants intentionally breached certain provisions of agreements previously entered into with us. We are requesting that the defendants be permanently restrained and enjoined from breaching such agreements and disgorging all compensation and any and all profits derived from their claimed misappropriation of plaintiff's intellectual property.

        We are not a party to any other pending legal proceedings.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUERS PURCHASES OF EQUITY SECURITIES.

MARKET PRICES

        Our common stock currently trades on the Over the Counter Bulletin Board under the symbol "CLSP.OB".

        The following table shows the reported high and low closing prices per share for our common stock as reported on the Over the Counter Bulletin Board.

	2011		2010		2009
	High	Low	High	Low	High	Low
First Quarter	$0.70	$0.57	$0.49	$0.18	$0.15	$0.07
Second Quarter	$—	$—	$0.43	$0.30	$0.28	$0.06
Third Quarter	$—	$—	$0.41	$0.22	$0.45	$0.20
Fourth Quarter	$—	$—	$0.86	$0.30	$0.42	$0.18

HOLDERS OF COMMON STOCK

        As of March 31, 2010 we had 123 holders of record of our common stock.

DIVIDENDS

        Historically, we have not declared or paid any cash dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

EQUITY COMPENSATION INFORMATION

        The following table summarizes information about our equity compensation plans as of December 31, 2010.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options and Warrants (a)	Weighted-Average Exercise Price of Outstanding Options and Warrants	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	5,647,317	$1.38	3,466,500
Equity Compensation Plans Not Approved by Stockholders(1)	12,696,554	0.31	—

Total	18,343,871		3,466,500

(1)
Consists of 2,324,555 stock options not subject to any of our stock option plans and 10,371,999 warrants. These non-plan stock options and warrants have been primarily issued in conjunction with our private placements of common stock and consulting services agreements.

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

        We are a development stage biopharmaceutical company focused primarily on the development of drugs to treat gastrointestinal ("GI") disorders and diseases and rheumatoid arthritis ("RA"). Our lead drug candidates are as follows:

  (1)
  Plecanatide, a guanylyl cyclase C ("GC-C") receptor agonist, to treat GI disorders, primarily chronic constipation ("CC") and constipation-predominant irritable bowel syndrome ("IBS-C").

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

        Pawfect was a development stage company selling pet food products utilizing the internet, with immaterial operations at the date of the Exchange Agreement. On July 14, 2008, Pawfect discontinued its pet food business to focus all resources on continuing the development of drugs to treat GI disorders and diseases acquired in connection with the Exchange Agreement. On July 21, 2008 Pawfect, amended its articles of incorporation, in the state of Florida, to effect the actions necessary to complete the transactions contemplated by the Exchange Agreement and changed its name to Synergy Pharmaceuticals, Inc. ("Synergy"). Synergy is now traded on the OTC QB under the symbol SGYP.

        From inception through December 31, 2010, we have sustained cumulative net losses attributable to common stockholders of $135,573,268. Our losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of proposed products, stock-based compensation expense, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees, as well as deemed dividends attributable to the beneficial conversion rights of convertible preferred stock at issuance and changes in fair value of derivatives. From inception through December 31, 2010, we have not generated any revenue from operations, expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years, if at all.

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

CRITICAL ACCOUNTING POLICIES

        Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in Item 8. Financial Statements—Note 3 Summary of Significant Accounting Policies and New Accounting Pronouncements . The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We believe that the following discussion represents our critical accounting policies.

Research and Development

        We do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years, if at all and therefore our research and development costs are expensed as incurred. These include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of our proposed products, purchase of in-process research and development, regulatory and scientific consulting fees and contract research payments to outside suppliers, facilities and universities. While certain of our research and development costs may have future benefits, our policy of expensing all research and development expenditures is predicated on the fact that we have no history of successful commercialization of biopharmaceutical products to base any estimate of the number of future periods that would be benefited.

        In June 2007, the EITF of the FASB reached a consensus on ASC Topic 730, Research and Development ("ASC 730"). This guidance requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts are recognized as an expense. ASC 730 was adopted by the Company on January 1, 2008. As of December 31, 2010 and 2009 we had $683,182 and $1,000,000, respectively, of such deferred amounts, which are included in prepaid and other current assets on the Company's consolidated balance sheet.

Stock-Based Compensation

        We rely heavily on incentive compensation in the form of stock options to recruit, retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options is designed to provide long-term incentives, develop and maintain an ownership stake and conserve cash during our development stage. Since inception through December 31, 2010 stock-based compensation expense has totaled $19,709,376 or 15% of our total deficit accumulated during development stage of $135,573,268.

        ASC Topic 718 Compensation—Stock Compensation ("ASC 718) requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award.

        Upon adoption of ASC 718 we selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on our historical volatility. The expected term was determined based on the simplified method provided in ASC 718. The risk-free interest rate is based on observed interest rate appropriate for the expected term of our stock options. Forfeitures are estimated, based on our historical experience, at the time of grant.

Fair value of financial instruments

        We have adopted FASB ASC 820 Fair Value Measurements and Disclosures ("ASC 820") for financial assets and liabilities that are required to be measured at fair value, and non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments.

        ASC 820 provides that the measurement of fair value requires the use of techniques based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The inputs create the following fair value hierarchy:

  •
  Level 1—Quoted prices for identical instruments in active markets.

  •
  Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations where inputs are observable or where significant value drivers are observable.

  •
  Level 3—Instruments where significant value drivers are unobservable to third parties.

Warrants

        We have issued common stock warrants in connection with the execution of certain equity financings. Such warrants are classified as derivative liabilities under the provisions of FASB ASC 815 Derivatives and Hedging ("ASC 815"), are recorded at their fair market value as of each reporting period. Changes in fair value of derivative liabilities are recorded in the consolidated statement of operations.

        The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end. We thus use model-derived valuations where inputs are observable in active markets to determine the fair value and accordingly classify such warrants in Level 3 per ASC 820. At December 31, 2010 and 2009 the fair value of such warrants was $3,487,959 and $11,870,369, respectively, which we classified as long term derivative liabilities on our balance sheet.

        As of December 31, 2010 and 2009 we did not hold any Level 1 or Level 2 securities.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

        We had no revenues during the twelve months ended December 31, 2010 and 2009 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

        For the twelve months ended December 31, 2010, research and development expenses increased $6,165,028 or 180% to $9,588,543 for the twelve months ended December 31, 2010 from $3,423,515 for the twelve months ended December 31, 2009. This increase in research and development expenses was entirely attributable to continuing the development of our plecanatide product candidate. These expenses included (i) procurement of drug substance, totaling approximately $2,625,000 as compared to $910,000 during the 12 months ended December 31, 2009 (ii) plecanatide program expenses including animal studies, analytical testing and clinical data monitoring and patient costs of approximately $5,484,000, as compared to $1,956,000 during the 12 months ended December 31, 2009; related to our phase IIa clinical trial initiated in March 2010 and concluded in October 2010, (iii) scientific and regulatory advisory fees and expenses of approximately $346,000, as compared to $224,000 during the 12 months ended December 31, 2009, (iv) in-house staff salaries and wages, stock based compensation and employee benefits of approximately $1,103,000, as compared to $643,000 during the 12 months ended December 31, 2009 as we hired additional product development personnel.

        For the twelve months ended December 31, 2010, general and administrative expenses increased $2,236,719 or 44%, to $7,343,188 for the twelve months ended December 31, 2010 from $5,106,470 for the twelve months ended December 31, 2009. These expenses primarily include (i) higher facilities cost of approximately $955,000 as compared to $713,000 during the 12 months ended December 31, 2009, (ii) higher accounting, corporate legal and tax services of approximately $1,824,000, as compared to $1,172,000 during the 12 months ended December 31, 2009. This increase is primarily due to filings of registration statements and due diligence related to our registered direct offerings during the twelve months ended December 31, 2010, (iii) consultants and financial advisors of approximately $2,482,000, as compared to $1,193,000 during the 12 months ended December 31, 2009, (iv) travel of approximately $252,000, as compared to $180,000 during the 12 months ended December 31, 2009 and (v) salaries and wages, stock based compensation and related employee benefits of approximately $1,825,000, as compared to $1,846,000 during the 12 months ended December 31, 2009.

        Net loss from operations for twelve months ended December 31, 2010, increased $8,401,746 to $16,931,731 compared to a net loss from operations of $8,529,985 incurred for the twelve months ended December 31, 2009. The increased net loss is the result of higher research and development, and general and administrative expenses discussed above, plus the following non-operating expenses for the twelve months ended December 31, 2010 and 2009.

	Twelve months ended 12/31/2010	Twelve months ended 12/31/2009	Change ($)
Loss from operations	$(16,931,731)	$(8,529,985)	$(8,401,746)
Interest and investment income	25,548	25,008	540
Tax credit	1,025,606	—	1,025,606
Interest expense notes payable	(322,705)	(436,693)	113,988
Loss on debt extinguishment	(2,099,892)	—	(2,099,892)
Change in Fair Value of derivative instruments	(15,344,578)	(9,413,744)	(5,930,834)
Net loss attributable to non-controlling interest	7,854,264	3,282,393	4,571,871
Series A and B preferred stock conversion rate change accreted as a dividend	—	(1,815,592)	1,815,592

Net loss available to common stockholders	$(25,793,488)	$(16,888,613)	$(8,904,875)

YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

        We had no revenues during the 12 months ended December 31, 2009 and 2008 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

        Research and development expenses decreased $1,760,565 or 34% to $3,423,515 for the 12 months ended December 31, 2009 from $5,184,080 for the 12 months ended December 31, 2008. This decrease in research and development expense was attributable to lower overhead, not allocated to specific programs which totaled $735,000 and $1,961,225 during the 12 months ended December 31, 2009 and 2008, respectively, a decrease of $1,225,693 or 63%. These reduced non-allocated overhead costs include clinical data management, regulatory and scientific advisory fees and other in-house personnel cost associated with monitoring our cancer trials. In addition, we reversed over accrued patient costs totaling $517,000 for Atiprimod and Annamycin due to lower than expected hospital and other dosing expenses as those programs were closed during 2009. Partially offsetting these decreases were our plecanatide program expenses incurred by Synergy which increased $383,000 to $3,004,000 for the 12 months ended December 31, 2009 up from $2,621,000 during the 12 months ended December 31, 2008.

        General and administrative expenses for the 12 months ended December 31, 2009 increased 529,062 or 12% to $5,106,470 from $4,577,408 for the 12 months ended December 31, 2008. This increase was primarily due to increased legal, accounting, consulting and advisory expenses as a result of having two public reporting entities (Callisto and Synergy) for a full year during 2009.

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

        Net loss attributable to common stockholders for the 12 months ended December 31, 2009 was $16,888,613 compared to a net loss of $9,655,471 incurred for the 12 months ended December 31, 2008. The increased net loss is the result of (i) lower operating expenses discussed above, offset by (ii) other expense comprising interest expense of $436,693 on our secured convertible notes during the 12 months ended December 31, 2009, (iii) an expense in the 12 months ended December 31, 2009 relating to a change in the fair value of the Series B warrants of $9,413,744, (iv) a credit of $3,282,393 for the net loss attributable to the non-controlling interest in our majority owned subsidiary (Synergy) and (v) the conversion rate change of the Series A and B preferred stock accreted as a dividend of $1,815,592 in the 12 months ended December 31, 2009. We had no such items (ii) through (v) during 2008.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2010, we had $1,708,982 in cash and cash equivalents, compared to $7,207,612 as of December 31, 2009. Net cash used in operating activities was $12,209,500 for the twelve months ended December 31, 2010 as compared to $9,406,972 during the twelve months ended December 31, 2009. Net cash provided by financing activities for the twelve months ended December 31, 2010 was $6,710,870, as compared to $16,313,261 provided during the twelve months ended December 31, 2009.

        As of December 31, 2010 we had a negative working capital of $3,806,899, as compared to a positive working capital of $4,461,765 on December 31, 2009.

        On February 8, 2011, Synergy entered into a loan agreement with an investor, pursuant to which the investor agreed to lend an aggregate $950,000 to Synergy. Simultaneously with the execution and delivery of the loan agreement, Synergy issued a note to the investor in the principal amount of $500,000. Synergy has the option to issue an additional note to the investor in the principal amount of $450,000 beginning February 21, 2011. The notes bear interest at 17% per annum and are payable on April 1, 2011.

        On March 4, 2011, Synergy closed a financing with a non-U.S. investor which raised gross proceeds of $1,800,000 in a registered direct offering. Synergy issued to the investor 600,000 shares of its common stock and warrants to purchase 420,000 shares of common stock. The purchase price paid by the investor was $3.00 for each unit. The warrants expire after seven years and are exercisable at $3.10 per share.

        On December 10, 2010, we closed a Note and Warrant Exchange Agreement with the holders of our outstanding $603,163 aggregate principal amount 11% Secured Promissory Notes due April 30, 2011 (the "Notes") which were issued in December 2008 and common stock purchase warrants exercisable for 68,883,536 shares of common stock (the "Warrants") pursuant to which such holders exchanged the Notes plus accrued interest and the Warrants for an aggregate 72,355,770 shares of common stock.

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

        Our consolidated financial statements as of December 31, 2010 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on our financial statements that included an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2010, and is based on information appearing in the Notes to Consolidated Financial Statements included elsewhere in this annual report.

	Total	Less than 1 Year	1 - 2 Years	3 - 5 Years	More than 5 Years
Operating leases	$155,181	$155,181	$—	$—	$—
Purchase obligations—principally employment and consulting services(1)	2,677,500	892,500	1,785,000	—	—
Purchase Obligations—Major Vendors(2)	1,483,512	1,483,512	—	—	—

Total obligations	$4,316,193	$2,531,193	$1,785,000	$—	$—

(1)
Represents salary and bonus for remaining term of employment agreement with Gary S. Jacob, CEO and consulting fees and bonus for remaining term of consulting agreement with Gabriele M. Cerrone, Chairman.

(2)
Represents amounts that will become due upon future delivery of drug substance from various suppliers, under open purchase orders as of December 31, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

        We had no off-balance sheet arrangements as of December 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

        In April 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-13, "Compensation—Stock Compensation (Topic 718)—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Callisto expects the adoption of this standard will not have a material effect on its results of operation or its financial position.

        In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The Company adopted ASU 2010-09 upon issuance and such adoption had no effect on its results of operation or its financial position.

        In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"). ASU 2010-06 includes new disclosure requirements related to fair value measurements, including transfers in and out of Levels 1 and 2 and information about purchases, sales, issuances and settlements for Level 3 fair value measurements. This update also clarifies existing disclosure requirements relating to levels of disaggregation and disclosures of inputs and valuation techniques. The Company adopted ASU 2010-06 upon issuance and such adoption did not have a material impact on the Company's financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        At December 31, 2010 and 2009, a substantial portion of our cash and cash equivalents consists of short term, highly liquid investments in money market savings accounts held at commercial banks.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The full text of our audited consolidated financial statements as of December 31, 2010 and 2009 and for the fiscal years ended December 31, 2010, 2009 and 2008 and for the period from June 5, 1996 (inception) to December 31, 2010, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9A.    CONTROLS AND PROCEDURES.

a) Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, and due to the material weakness in our internal control over financial reporting described in our accompanying Management's Report on Internal Control over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

b) Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

        Our chief executive officer and chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In connection with this assessment, we identified the following material weakness in internal control over financial reporting as of December 31, 2010. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Because of the material weakness described below, management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective.

Control environment

        During 2010, we did not maintain an effective control environment. The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. Our control environment was ineffective because we did not maintain an effective anti-fraud program designed to detect and prevent fraud relating to (i) an effective whistle-blower program or other comparable mechanism and (ii) an ongoing program to manage identified fraud risks.

        We plan to remediate this material weakness during 2011 by:

  a)
  Enforcing and monitoring our existing whistle-blower policy by ensuring every new employee signs a statement acknowledging and understanding our whistle-blower policy.

  b)
  Reconfirming on an annual basis with each employee his/her understanding of our whistle-blower policy.

  c)
  Having the Chairman of our audit committee in conjunction with our outside counsel monitor any whistle-blower reports on a quarterly basis.

  d)
  Provide a direct channel of communication to the Chairman of our audit committee for any whistle-blowers to utilize.

  e)
  Having our audit committee periodically review management's assessment of fraud risk and controls designed to mitigate them.

c) Changes in Internal Control Over Financial Reporting

        During the quarter ended December 31, 2010, no changes were identified with respect to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

        This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The following table sets forth certain information regarding the directors and executive officers of Callisto Pharmaceuticals, Inc. as of March 31, 2011:

Name	Age	Position
Gabriele M Cerrone	38	Chairman of the Board
Gary S. Jacob	63	Chief Executive Officer, Chief Scientific Officer and Director
Bernard F. Denoyer	63	Senior Vice President, Finance and Secretary
John P. Brancaccio	63	Director
Riccardo Dalla-Favera	58	Director
Randall Johnson	64	Director

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

        Bernard F. Denoyer, CPA has served as our Senior Vice President, Finance since December 2007 and from January 2004 to November 2007 served as our Vice President, Finance and Secretary. Since July 2008 Mr. Denoyer has also served as Senior Vice President, Finance and Secretary of Synergy. From October 2000 to December 2003, Mr. Denoyer was an independent consultant providing interim CFO and other services to emerging technology companies, including Callisto and certain portfolio companies of Marsh & McLennan Capital, LLC. From October 1994 until September 2000,

Mr. Denoyer served as Chief Financial Officer and Senior Vice President at META Group, Inc., a public information technology research company, where he was instrumental in their 1995 IPO. From 1990 to 1993 he served as Vice President Finance of Environetics, Inc., a pharmaceutical water diagnostic business, until acquired by IDEXX Laboratories, Inc.

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

        The Audit Committee currently consists of John Brancaccio, chairman of the Audit Committee, and Randall Johnson. Our board of directors has determined that each of Mr. Johnson and Mr. Brancaccio is "independent" as that term is defined under applicable SEC rules and under the current listing standards of NASDAQ. Mr. Brancaccio is our audit committee financial expert. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. A copy of this charter is available at our web site www.callistopharma.com.

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

        The Corporate Governance/Nominating Committee currently consists of John Brancaccio, Chairman of the Corporate Governance/Nominating Committee. The Board of Directors has determined that all of the members are "independent" under the current listing standards of NASDAQ. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee. A copy of this charter is available at our web site www.callistopharma.com.

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

        Based on a review of the copies of such forms received, we believe that during 2010, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

CODE OF BUSINESS CONDUCT AND ETHICS

        We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, executive officers and employees. A copy of this Code of Business Conduct and Ethics is posted on our website at www.callistopharma.com.

ITEM 11.    EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

        The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Principal Financial Officer and two other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the "named executive officers") for fiscal year 2010.

Name & Principal Position	Year	Salary	Bonus		Option Awards(1)		Total
Gabriele M Cerrone(2)	2010	$309,750	$1,397,762	(3)	$11,787,403	(4)	$13,494,915
Chairman of the Board	2009	278,521	150,000		—		428,521
	2008	291,187	—		697,625		988,812
Gary S. Jacob	2010	315,000	189,000		11,787,403	(4)	12,291,403
Chief Executive Officer and	2009	285,000	150,000		—		435,000
Chief Scientific Officer	2008	293,750	—		710,327		1,004,077
Bernard F. Denoyer	2010	195,000	—		329,667	(4)	524,667
Senior Vice President, Finance	2009	176,249	—		—		176,249
and Principal Financial Officer	2008	170,874	—		76,660		247,534

(1)
Amounts represent Callisto and Synergy aggregate grant date fair value in accordance with FASB ASC Topic 718.

(2)
Mr. Cerrone is being paid pursuant to a consulting agreement with Synergy.

(3)
$1,211,912 of such amount represents an accrued realization bonus. Mr. Cerrone has agreed with Synergy to defer payment of his bonus until the earlier of (i) March 31, 2012, (ii) the completion of a financing transaction yielding gross proceeds of $30 million on a cumulative basis subsequent to October 6, 2010 or (iii) the tenth business day after termination of the consulting agreement without cause or good reason (including a termination following a "change of control" transaction as that term is defined in his consulting agreement). In consideration of Mr. Cerrone agreeing to permit Synergy to defer payment of his bonus Synergy agreed to indemnify him from any liability for taxes or penalties that he may incur pursuant to Section 409A of the Internal Revenue Code and comparable state income tax laws.

(4)
Substantially all of the options underlying these amounts vest and are exercisable at $0.70 per share upon a change of control of Synergy.

 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

        The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable Callisto stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2010.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Gary S. Jacob	—	390,000		$0.26	130,000 January 25, 2011, 130,000 on January 25, 2012, 130,000 on January 25, 2013
	500,000	—		1.50	June 13, 2013
	112,500	162,500	(1)	3.00	June 29, 2014
	200,000	—		1.01	July 6, 2015
	50,000	—		1.64	March 17, 2016
	75,000	—		0.81	February 16, 2017
Bernard F. Denoyer	—	75,000		0.26	25,000 January 25, 2011, 25,000 on January 25, 2012, 25,000 on January 25, 2013
	100,000	—		3.60	January 15, 2014
	50,000	—		1.38	July 29, 2015
	100,000	—		0.66	April 12, 2017
Gabriele M Cerrone	—	390,000		0.26	130,000 January 25, 2011, 130,000 on January 25, 2012, 130,000 on January 25, 2013
	200,000	—		1.25	January 18, 2011
	333,055	—		1.30	April 22, 2013
	75,000	—		1.50	June 13, 2013
	100,000	—		3.20	April 26, 2014
	375,000	—		1.70	January 10, 2015
	225,000	—		0.96	January 25, 2017

(1)
The remaining 162,500 options vest upon certain drug development or licensing benchmarks.

DIRECTOR COMPENSATION

        The following table sets forth summary information concerning the total compensation earned by our non-employee directors in 2010 for services to our company.

Name	Fees Earned or Paid In Cash
John P. Brancaccio(1)	$31,500
Randall Johnson(2)	$28,000
Riccardo Dalla-Favera(3)	$15,000
Christoph Bruening(4)	$41,125

(1)
Stock options for the purchase of an aggregate of 162,123 Callisto shares were outstanding as of December 31, 2010, of which 156,123 were exercisable

(2)
Stock options for the purchase of an aggregate of 140,500 Callisto shares were outstanding as of December 31, 2010, of which 134,500 were exercisable

(3)
Stock options for the purchase of an aggregate of 107,000 Callisto shares were outstanding as of December 31, 2010, of which 101,000 were exercisable

(4)
Resigned on May 26, 2010, forfeited stock options to purchase an aggregate of 154,000 Callisto shares, and there are no stock options outstanding as of December 31, 2010.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL AGREEMENTS

        On February 1, 2010, Dr. Gary Jacob entered into an amended and restated employment agreement with Synergy in which he agreed to serve as Chief Executive Officer and President. The term of the agreement was effective as of August 1, 2008 and continues until December 31, 2012 and is automatically renewed for successive one year periods at the end of each term. Dr. Jacob's salary is $315,000 per year. Dr. Jacob is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria. Dr. Jacob is also eligible to receive a realization bonus in the event that Synergy enters into an out-license agreement for its technology or enters into a joint venture in which Synergy contributes such rights to the joint venture where the enterprise value equals or exceeds a minimum of $150 million, $200 million and $250 million in the first, second or third years of the term of the agreement or any years beyond the third term of the agreement, respectively, or the license fees Synergy contracts to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or the sum of the license fees actually received in the case of an out license, multiplied by 0.5%. In addition, in the event Synergy engages in a merger transaction or a sale of substantially all of its assets where the enterprise value equals or exceeds $400 million, Dr. Jacob shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5%.

        If the employment agreement is terminated by Synergy other than for cause or as a result of Dr. Jacob's death or permanent disability or if Dr. Jacob terminates his employment for good reason which includes a change of control, Dr. Jacob shall receive (i) a severance payment equal to the higher of the aggregate amount of his base salary for the then remaining term of the agreement or twelve times the average monthly base salary paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base salary during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iv) payment in respect of compensation earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination. In the event Dr. Jacob's employment was terminated upon a change of control as of December 31, 2010, he would have been entitled to receive a lump sum payment of $945,000, less applicable withholding.

        On February 1, 2010, Gabriele M. Cerrone, our Chairman of the Board, entered into an amended and restated consulting agreement with Synergy. The term of the agreement was effective as of August 1, 2008 and continues until December 31, 2012 and is automatically renewed for successive one year periods at the end of each term. Pursuant to the agreement, Mr. Cerrone's compensation is $309,750 per year. Mr. Cerrone is eligible to receive a cash bonus of up to 50% of his base compensation per year based on meeting certain performance objectives and bonus criteria. Mr. Cerrone is also eligible to receive a realization bonus in the event that Synergy enters into an out-license agreement for its technology or enters into a joint venture in which Synergy contributes such rights to the joint venture where the enterprise value equals or exceeds a minimum of $150 million, $200 million and $250 million in the first, second or third years of the term of the agreement or any years beyond the third term of the agreement, respectively, and in the case of a financing transaction, Synergy receives not less than $20 million of gross proceeds; or the license fees Synergy contracts to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or financing or the sum of the license fees actually received multiplied by 0.5%. In addition, in the event Synergy engages in a merger transaction or a sale of substantially all of its assets where the enterprise value equals or exceeds $400 million, Mr. Cerrone shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5%.

        On October 6, 2010 Synergy achieved the $20 million threshold required for Mr. Cerrone's realization bonus to be accrued on the cumulative gross proceeds of financing transactions since August 1, 2008. This bonus totaled $1,211,912, was deemed compensatory in nature and charged to expense during the year ended December 31, 2010. Mr. Cerrone has agreed with Synergy to defer payment of his bonus until the earlier of (i) March 31, 2012, (ii) the completion of a financing transaction yielding gross proceeds of $30 million on a cumulative basis subsequent to October 6, 2010 or (iii) the tenth business day after termination of the consulting agreement without cause or good reason (including a termination following a "change of control" transaction as that term is defined in his consulting agreement). In consideration of Mr. Cerrone agreeing to permit Synergy to defer payment of his bonus Synergy agreed to indemnify him from any liability for taxes or penalties that he may incur pursuant to Section 409A of the Internal Revenue Code and comparable state income tax laws.

        If the consulting agreement is terminated by Synergy other than for cause or as a result of Mr. Cerrone's death or permanent disability or if Mr. Cerrone terminates the agreement for good reason which includes a change of control, Mr. Cerrone shall receive (i) a severance payment equal to the higher of the aggregate amount of his base compensation for the then remaining term of the agreement or twelve times the average monthly base compensation paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base compensation during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iv) payment in respect of compensation earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination. In the event Mr. Cerrone's employment was terminated upon a change of control as of December 31, 2010, he would have been entitled to receive a lump sum payment of $929,250 less applicable withholding.

        On April 6, 2004, Kunwar Shailubhai, Ph.D. entered into an employment agreement with Synergy-DE in which he agreed to serve as Senior Vice President, Drug Discovery. Dr. Shailubhai's employment agreement was for a term of 12 months beginning April 6, 2004 and was automatically renewed for successive one year periods at the end of each term. On July 9, 2008, Dr. Shailubhai was appointed Chief Scientific Officer of Synergy, his salary is currently $230,000 per year and he is eligible to receive a discretionary performance bonus of up to 25% of his salary per year.

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

Callisto Pharmaceuticals, Inc. Stock Option Plans

        In 1996, Callisto adopted the 1996 Incentive and Non-Qualified Stock Option Plan (the "Plan") for employees, consultants and outside directors to purchase up to 2,000,000 shares of common stock. This Plan was amended in December 2002 to increase the number of shares authorized under the Plan to 10,000,000. The option term for the 3,113,817 options outstanding as of December 31, 2010 under the Plan is ten years from date of grant. The Plan terminated on January 1, 2006 under its original terms and no further options will be granted under the Plan.

        On October 20, 2005, our stockholders approved the 2005 Equity Compensation Incentive Plan. The maximum number of shares of common stock with respect to which awards may be granted under the 2005 Equity Plan is 5,000,000. The option term for options granted under the 2005 Equity Plan is ten years from date of grant and there were 2,613,000 options available for future grants as of December 31, 2010.

        On October 20, 2005, our stockholders approved our 2005 Directors' Stock Option Plan. The maximum number of shares of common stock with respect to which awards may be granted under the 2005 Directors' Plan is 1,000,000. The option term for options granted under the 2005 Directors' Plan is ten years from date of grant and there are 853,500 option shares available for future grants as of December 31, 2010.

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

        The options we grant under the 2005 Equity Plan may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-statutory stock options at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. None of our stock option plans are qualified deferred compensation plans under Section 401(a) of the Code, and are not subject to the provisions of the Employee

Retirement Income Security Act of 1974, as amended (ERISA). As of December 31, 2010, we have 2,324,555 stock options outstanding not subject to our stock option plans.

Synergy Pharmaceuticals, Inc. Stock Option Plan

        During 2008, Synergy adopted the 2008 Equity Compensation Incentive Plan (the "Synergy Plan") which is intended to promote the best interests of its stockholders by (i) assisting Synergy and its Subsidiaries in the recruitment and retention of persons with ability and initiative, (ii) providing an incentive to such persons to contribute to the growth and success of Synergy's businesses by affording such persons equity participation in Synergy and (iii) associating the interests of such persons with those of Synergy and its Subsidiaries and stockholders. Stock options granted under the Synergy Plan, typically vest after three years of continuous service from the grant date and have a contractual term of ten years. As of December 31, 2010 there were 8,604,016 stock options outstanding under the Synergy Plan and 6,395,984 shares available for future issuances. On March 1, 2010, a majority of the Synergy shareholders acting by written consent approved an amendment to the Synergy Plan increasing the number of shares reserved under the Synergy Plan to 15,000,000 shares.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 31, 2011 by (i) each person know to beneficially own more than 5% of the outstanding common stock, (ii) each of our directors, (iii) the Named Executive Officers and (iv) all directors and executive officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Callisto Pharmaceuticals, Inc., 420 Lexington Avenue, Suite 1609, New York, N.Y. 10170.

	Shares of Common Stock Beneficially Owned(1)
Name and Address of Beneficial Owner	Number of Shares		Percentage and Class
Gabriele M. Cerrone
Chairman of the Board	3,509,825	(2)	2.2%
Gary S. Jacob
Chief Executive Officer, Chief Scientific Officer and Director	1,324,745	(3)	1.0%
Bernard Denoyer
Senior Vice President, Finance and Secretary	275,000	(4)	*
Riccardo Dalla-Favera
Director	101,000	(5)	*
John Brancaccio
Director	158,123	(6)	*
Randall K. Johnson
Director	136,500	(7)	*
All Directors and Executive Officers as a group (6 persons)	5,505,193	(8)	3.4%
5% or Greater Stockholders
R. Merrill Hunter	37,876,872		24.0%

*
less than 1%

(1)
Applicable percentage ownership as of March 31, 2011 is based upon 157,616,071 shares of common stock outstanding.

(2)
Includes 1,308,055 shares of common stock issuable upon exercise of stock options.

(3)
Includes 1,187,500 shares of common stock issuable upon exercise of stock options.

(4)
Consists of 275,000 shares of common stock issuable upon exercise of stock options.

(5)
Consists of 101,000 shares of common stock issuable upon exercise of stock options.

(6)
Consists of 158,123 shares of common stock issuable upon exercise of stock options.

(7)
Consists of 136,500 shares of common stock issuable upon exercise of stock options.

(8)
Includes 3,166,178 shares of common stock issuable upon exercise of stock options.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        On February 1, 2010, Gabriele M. Cerrone, our Chairman of the Board, entered into an amended and restated consulting agreement with Synergy. The term of the agreement was effective as of August 1, 2008 and continues until December 31, 2012 and is automatically renewed for successive one year periods at the end of each term. Pursuant to the agreement, Mr. Cerrone's compensation is $295,000 per year. Mr. Cerrone is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria. Mr. Cerrone is also eligible to receive a realization bonus in the event that Synergy enters into an out-license agreement for its technology or enters into a joint venture in which Synergy contributes such rights to the joint venture where the enterprise value equals or exceeds a minimum of $150 million, $200 million and $250 million in the first, second or third years of the term of the agreement or any years beyond the third term of the agreement, respectively, and in the case of a financing transaction, Synergy receives not less than $20 million of gross proceeds; or the license fees Synergy contracts to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or financing or the sum of the license fees actually received multiplied by 0.5%. In addition, in the event Synergy engages in a merger transaction or a sale of substantially all of its assets where the enterprise value equals or exceeds $400 million, Mr. Cerrone shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5%.

        On October 6, 2010 Synergy achieved the $20 million threshold required for Mr. Cerrone's realization bonus to be accrued on the cumulative gross proceeds of financing transactions since August 1, 2008. This bonus totaled $1,211,912, was deemed compensatory in nature and charged to expense during the year ended December 31, 2010. Mr. Cerrone has agreed with Synergy to defer payment of his bonus until the earlier of (i) March 31, 2012, (ii) the completion of a financing transaction yielding gross proceeds of $30 million on a cumulative basis subsequent to October 6, 2010 or (iii) the tenth business day after termination of the consulting agreement without cause or good reason (including a termination following a "change of control" transaction as that term is defined in his consulting agreement). In consideration of Mr. Cerrone agreeing to permit Synergy to defer payment of his bonus Synergy agreed to indemnify him from any liability for taxes or penalties that he may incur pursuant to Section 409A of the Internal Revenue Code and comparable state income tax laws.

        If the consulting agreement is terminated by Synergy other than for cause or as a result of Mr. Cerrone's death or permanent disability or if Mr. Cerrone terminates the agreement for good reason which includes a change of control, Mr. Cerrone shall receive (i) a severance payment equal to the higher of the aggregate amount of his base compensation for the then remaining term of the agreement or twelve times the average monthly base compensation paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base compensation during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by Synergy's stock option plans or ten years following the termination date, (iv) payment in respect of compensation earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

        The aggregate fees billed and unbilled for the fiscal years ended December 31, 2010 and December 31, 2009, for professional services rendered by our principal accountants for the audits of our annual financial statements, the review of our financial statements included in our quarterly reports on Form 10-Q and consultations and consents were approximately $365,000 and $275,000, respectively.

AUDIT-RELATED FEES

        There were no aggregate fees billed for the fiscal years ended December 31, 2010 and 2009 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements..

TAX AND OTHER FEES

        The aggregate fees billed and unbilled for the fiscal years ended December 31, 2010 and 2009 for professional services rendered by our principal accountants for tax preparation services was $15,000 for each year.

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

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)
Index to Financial Statement Schedules:

Index to Consolidated Financial Statements	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3
Consolidated Statement of Operations for each of the three years ended December 31, 2010, 2009 and 2008 and for the period June 5, 1996 (inception) to December 31, 2010	F-4
Consolidated Statement of Changes in Stockholder's Equity (Deficit) for the period June 5, 1996 (inception) to December 31, 2010	F-5
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2010, 2009 and 2008 and for the period June 5, 1996 (inception) to December 31, 2010	F-12
Notes to Consolidated Financial Statements	F-13
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
14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 filed with the Company's Annual Report on Form 10-KSB filed on April 14, 2004)
21	List of Subsidiaries
23	Consent of BDO USA, LLP
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALLISTO PHARMACEUTICALS, INC. (Registrant)
Date: March 31, 2011	By:	/s/ GARY S. JACOB Gary S. Jacob, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ GARY S. JACOB Gary S. Jacob	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2011
/s/ BERNARD F. DENOYER Bernard F. Denoyer	Senior Vice President, Finance (Principal Financial and Accounting Officer)	March 31, 2011
/s/ GABRIELE M. CERRONE Gabriele M. Cerrone	Chairman of the Board	March 31, 2011
/s/ RICCARDO DALLA-FAVERA Riccardo Dalla-Favera	Director	March 31, 2011
/s/ JOHN P. BRANCACCIO John P. Brancaccio	Director	March 31, 2011
/s/ RANDALL K. JOHNSON Randall K. Johnson	Director	March 31, 2011

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

Index to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3
Consolidated Statements of Operations for the three years ended December 31, 2010, 2009 and 2008 and June 5, 1996 (inception) to December 31, 2010	F-4
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period June 5, 1996 (Inception) to December 31, 2010	F-5
Consolidated Statements of Cash Flows for the three years ended December 31, 2010, 2009 and 2008 and for the period June 5, 1996 (Inception) to December 31, 2010	F-12
Notes to the Consolidated Financial Statements	F-13

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Callisto Pharmaceuticals, Inc.
New York, New York

        We have audited the accompanying consolidated balance sheets of Callisto Pharmaceuticals, Inc. and Subsidiaries (a development stage company) (the "Company") as of December 31, 2010 and 2009, the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2010 and for the period from June 5, 1996 (inception) to December 31, 2010 and the related consolidated statement of stockholders' equity (deficit) for the period from June 5, 1996 (inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Callisto Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 and for the period from June 5, 1996 (inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP
New York, New York
March 31, 2011

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$1,708,982	$7,207,612
Prepaid expenses and other	769,403	1,061,630
Tax credits receivable	781,127	—

Total Current Assets	3,259,512	8,269,242
Property and equipment, net	9,397	14,665
Security deposits	87,740	87,740

Total Assets	$3,356,649	$8,371,647

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$4,755,361	$3,079,798
Accrued expenses	2,311,050	727,679

Total Current Liabilities	7,066,411	3,807,477
Notes Payable	—	487,130
Derivative financial instruments, at estimated fair value—warrants	3,487,959	11,870,369

Total Liabilities	10,554,370	16,164,976
Commitments and contingencies
Stockholders' Deficit:
Series A convertible preferred stock, par value $0.0001, 700,000 shares authorized, 8,000 and 63,000 shares outstanding at December 31, 2010 and December 31, 2009, respectively	1	6
Series B convertible preferred stock, par value $0.0001, 2,500,000 shares authorized, 0 and 1,014,166 shares outstanding at December 31, 2010 and December 31, 2009, respectively	—	102
Common stock, par value of $.0001 per share: 225,000,000 shares authorized; 157,509,404 and 53,608,111 shares outstanding at December 31, 2010 and December 31, 2009, respectively	15,751	5,359
Additional paid-in capital	139,496,452	105,263,377
Deficit accumulated during development stage	(135,573,268)	(109,779,780)

Total Stockholders' Equity (Deficit)	3,938,936	(4,510,936)
Non-controlling interest	(11,136,657)	(3,282,393)

Total Stockholders' Deficit	(7,197,721)	(7,793,329)

Total Liabilities and Stockholders' Equity (Deficit)	$3,356,649	$8,371,647

The accompanying notes are an integral part of these consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

				For the period June 5, 1996 (inception) to December 31, 2010
	Year ended December 31,
	2010	2009	2008
Revenues	$—	$—	$—	$—

Costs and Expenses:
Research and development	9,588,543	3,423,515	5,184,080	45,832,482
Government grants	—	—	(30,000)	(1,135,318)
Purchased in-process research and development	—	—	—	6,944,553
General and administrative	7,343,188	5,106,470	4,577,408	52,706,104

Loss from Operations	(16,931,731)	(8,529,985)	(9,731,488)	(104,347,821)
Interest and investment income	25,548	25,008	76,017	914,882
Tax credit	1,025,606	—	—	1,025,606
Interest expense on notes payable	(322,705)	(436,693)	—	(931,244)
Loss on debt extinguishment	(2,099,892)	—	—	(2,099,892)
Change in fair value of derivative instruments	(15,344,578)	(9,413,744)	—	(22,167,316)

Net Loss	(33,647,752)	(18,355,414)	(9,655,471)	(127,605,785)
Net Loss attributable to noncontrolling interest	7,854,264	3,282,393	—	11,136,657

Net loss attributable to controlling interest	(25,793,488)	(15,073,021)	(9,655,471)	(116,469,128)
Series A Preferred stock conversion rate change and beneficial conversion feature accreted as a dividend	—	(136,889)	—	(5,025,849)
Series B Preferred stock conversion rate change and beneficial conversion feature accreted as a dividend	—	(1,678,703)	—	(12,174,391)
Cumulative effect of adopting ASC Topic 815 January 1, 2009	—	—	—	(1,903,900)

Net loss attributable to common stockholders	$(25,793,488)	$(16,888,613)	$(9,655,471)	$(135,573,268)

Weighted Average Common Shares Outstanding
Basic and Diluted	69,033,439	51,394,669	47,357,254

Net Loss per Common Share
Basic and Diluted	$(0.37)	$(0.33)	$(0.20)

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

CALLISTO PHARMACEUTICALS, INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

	Series A Convertible Preferred Shares	Series A Convertible Preferred Stock	Series B Convertible Preferred Shares	Series B Convertible Preferred Stock	Common Shares	Common Stock Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Non- Controlling Interest	Total Stockholders' Equity (Deficit)
Balance, December 31, 2008	98,000	$10	1,137,050	$114	49,556,661	4,955	$86,799,951	$(90,987,267)	$—	$(4,182,237)
Cumulative effect of adoption of ASC Topic 815	—	—	—	—	—	—	(181,732)	(1,903,900)	—	(2,085,632)
Net Loss	—	—	—	—	—	—	—	(15,073,021)	(3,282,393)	(18,355,414)
Stock based compensation expense	—	—	—	—	—	—	1,119,856	—	—	1,119,856
Conversion of Series A preferred stock to common stock	(35,000)	(4)	—	—	894,445	89	(85)	—	—	—
Conversion of Series B preferred stock to common stock	—	—	(122,884)	(12)	2,963,236	296	(284)	—	—	—
Private placements of common stock of majority owned subsidiary	—	—	—	—	—	—	15,970,100	—	—	15,970,100
Fees and expenses associated with private placements of majority owned subsidiary	—	—	—	—	—	—	(260,002)	—	—	(260,002)
Preferred Stock dividend attributable to reset of conversion price in conjunction with waiver of liquidation preference	—	—	—	—	—	—	1,815,592	(1,815,592)	—	—
Cashless Conversion of Warrants to Common Stock	—	—	—	—	193,769	19	(19)	—	—	—

Balance December 31, 2009	63,000	$6	1,014,166	$102	53,608,111	$5,359	$105,263,377	$(109,779,780)	$(3,282,393)	$(7,793,329)
Net Loss	—	—	—	—	—	—	—	(25,793,488)	(7,854,264)	(33,647,752)
Stock based compensation expense	—	—	—	—	—	—	854,651	—	—	854,651
Conversion of Series A preferred stock to common stock	(55,000)	(5)	—	—	1,527,777	153	(148)	—	—	—
Conversion of Series B preferred stock to common stock	—	—	(1,014,166)	(102)	28,171,278	2,817	(2,715)	—	—	—
Common shares in exchange for modification of convertible notes	—	—	—	—	265,770	27	100,169	—	—	100,196
Extinguishment on debt	—	—	—	—	—	—	2,809,531	—	—	2,809,531
Cashless conversion of Warrants to common stock upon extinguishment of convertible notes	—	—	—	—	72,355,769	7,236	(7,236)	—	—	—
Warrants exchanged	—	—	—	—	1,505,699	151	(151)	—	—	—
Direct offering of common stock of controlled subsidiary	—	—	—	—	—	—	7,179,000	—	—	7,179,000
Fair value of warrants issued in connection with controlled subsidiary registered direct offerings reclassified to derivative liability	—	—	—	—	—	—	(3,784,743)	—	—	(3,784,743)
Fees and expenses associated with direct offering of controlled subsidiary	—	—	—	—	—	—	(468,130)	—	—	(468,130)
Reclassification of derivative liability to equity upon termination of price protection	—	—	—	—	—	—	27,511,730	—	—	27,511,730
Common stock issued as settlement for director's fees	—	—	—	—	75,000	8	41,117	—	—	41,125

Balance December 31, 2010	8,000	$1	—	$—	157,509,404	$15,751	$139,496,452	$(135,573,268)	$(11,136,657)	$(7,197,721)

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from June 5, 1996 (Inception) to December 31, 2010
	Year ended December 31,
	2010	2009	2008
Cash Flows From Operating Activities:
Net loss	$(33,647,752)	$(18,355,414)	$(9,655,471)	$(127,605,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,268	5,983	6,654	107,835
Stock-based compensation expense	854,651	1,119,856	589,063	19,709,376
Purchased in-process research and development	—	—	—	6,841,053
Purchase discount accreted as interest income on U.S. Treasury bills	—	—	(26,950)	(26,950)
Interest expense on notes payables	322,705	436,693	—	759,400
Stock-based liquidated damages	—	—	—	579,696
Change in fair value of Series B preferred warrants from date of issuance to expiration of put options	15,344,578	9,413,744	—	22,167,316
Loss on debt extinguishment	2,099,892	—	—	2,099,892
Net liabilities assumed in excess of assets acquired	—	—	(42,824)	(282,752)
Changes in operating assets and liabilities:
Prepaid expenses	292,227	(1,001,874)	29,064	(769,403)
Security deposit	—	(9,624)	(4,400)	(87,740)
Accounts payable and accrued expenses	3,300,058	(1,016,336)	202,489	7,055,035
Tax credit receivable	(781,127)	—	—	(781,127)

Total Adjustments	21,438,252	8,948,442	753,096)	57,371,631
Net Cash Used in Operating Activities	(12,209,500)	(9,406,972)	(8,902,375)	(70,234,154)
Cash Flows From Investing Activities:
Short-term investments—purchased	—	—	—	(5,921,825)
Short-term investments—liquidated	—	—	2,994,640	5,948,775
Additions to property and equipment	—	—	(12,196)	(117,233)

Net Cash Provided by (Used in) Investing Activities	—	—	(2,982,444)	(90,283)
Cash Flows From Financing Activities:
Issuance of common and preferred stock	—	—	—	48,719,673
Finders fees and expenses	(468,130)	(260,002	—	(3,782,302)
Proceeds from sale of 11% Notes	—	603,163	—	603,163
Proceeds of private placement of majority owned subsidiary's common stock, net of fees and expenses	7,179,000	15,970,100	2,951,913	26,174,100
Exercise of common stock warrants	—	—	—	318,785

Net Cash Provided by Financing Activities	6,710,870	16,313,261	2,951,913	72,033,419
Net (decrease) increase in cash and cash equivalents	(5,498,630)	6,906,289	(2,968,018)	1,708,982
Cash and cash equivalents at beginning of period	7,207,612	301,323	3,269,341	—

Cash and cash equivalents at end of period	$1,708,982	$7,207,612	$301,323	$1,708,982

Supplementary disclosure of cash flow information:
Cash paid for taxes	$56,525	$59,704	$33,370	$277,954
Issuance of 11% Notes payable, cash held on escrow	$—	$—	$201,908	$—
Supplementary disclosure of non-cash investing and financing activities:
Series A Preferred stock beneficial conversion feature accreted as a dividend	—	—	—	4,888,960
Series B Preferred stock beneficial conversion feature accreted as a dividend	—	—	—	10,495,688
Series A Preferred stock conversion rate change accreted as a dividend	—	136,889	—	136,889
Series B Preferred stock conversion rate change accreted as a dividend	—	1,678,703	—	1,678,703
Director's fees settled for shares of common stock	41,125	—	—	41,125
Common stock issued to extend notes payable	$100,196	$—	$—	$100,196

The accompanying notes are an integral part of these consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business overview

        Callisto Pharmaceuticals, Inc. ("Callisto" or the "Company") is a development stage biopharmaceutical company, whose primary focus has been on the development of drugs to treat gastrointestinal ("GI") disorders and diseases and rheumatoid arthritis (RA). Callisto was incorporated in the state of Delaware on June 5, 1996 (inception). Since inception, Callisto's efforts have been principally devoted to research and development, securing and protecting patents and raising capital.

        From inception through December 31, 2010, Callisto has sustained cumulative net losses attributable to common stockholders of $135,573,268. Callisto's losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of proposed products, stock-based compensation expense, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees, as well as deemed dividends attributable to the beneficial conversion rights of convertible preferred stock at issuance. From inception through December 31, 2010, Callisto has not generated any revenue from operations. The Company expects to incur additional losses to perform further research and development activities and does not currently have any commercial biopharmaceutical products, and does not expect to have such for several years, if at all.

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

2. Basis of presentation and going concern

        These consolidated financial statements include (1) Callisto and subsidiaries: Callisto Research Labs, LLC (including its wholly-owned subsidiary, Callisto Pharma, GmbH (Germany—inactive)), and (2) Synergy (including Synergy's wholly-owned subsidiaries, Synergy-DE, Synergy Advanced Pharmaceuticals, Inc. and IgX, Ltd (Ireland—inactive)). These consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission ("SEC") and United States generally accepted accounting principles ("GAAP"). All intercompany balances and transactions have been eliminated.

        As of December 31, 2010, Callisto had an accumulated deficit during development stage of $135,573,268. Callisto expects to incur significant and increasing operating losses for the next several years as Callisto expands its research and development, continues clinical trials of plecanatide for the treatment of GI disorders, acquires or licenses technologies, advances other product candidates into clinical development, seeks regulatory approval and, if FDA approval is received, commercializes products. Because of the numerous risks and uncertainties associated with product development efforts, Callisto is unable to predict the extent of any future losses or when Callisto will become profitable, if at all.

        Net cash used in operating activities was $12,209,500, $9,406,972, and $8,902,375 for the twelve months ended December 31, 2010, 2009 and 2008, respectively, and $70,234,154 for the period from

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Basis of presentation and going concern (Continued)

June 5, 1996 (inception) to December 31, 2010. As of December 31, 2010 and 2009, Callisto had $1,708,982 and $7,207,612 respectively, of cash and cash equivalents.

        During the twelve months ended December 31, 2010, 2009 and 2008, Callisto incurred net losses from operations of $16,931,731, $8,529,985, and $9,731,488 respectively and $104,347,821 for the period June 5, 1996 (inception) to December 31, 2010. To date, Callisto's sources of cash have been primarily limited to sale of equity securities. Net cash provided by financing activities for the twelve months ended December 31, 2010, 2009 and 2008 was $6,710,870, $16,313,261and $2,951,913 respectively, and $72,033,419 for the period June 5, 1996 (inception) to December 31, 2010. As of December 31, 2010, Callisto had a negative working capital of $3,806,899, compared with a positive working capital of $4,461,765 as of December 31, 2009.

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

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of significant accounting policies and new accounting pronouncements (Continued)

Cash and Cash Equivalents

        Cash and cash equivalents consist of short term, highly liquid investments, with original maturities of less than three months when purchased and are stated at cost.

Derivative Instrument

        The Company's derivative liabilities are related to warrants issued in connection with financing transactions and are therefore not designated as hedging instruments. All derivatives are recorded on the Company's balance sheet at fair value in accordance with current accounting guidelines for such complex financial instruments. Changes in fair value are recorded in the Company's statement of operations

Fair Value of Financial Instruments

        The Company has adopted FASB ASC 820 Fair Value Measurements and Disclosures ("ASC 820") for financial assets and liabilities that are required to be measured at fair value, and non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments.

        ASC 820 provides that the measurement of fair value requires the use of techniques based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The inputs create the following fair value hierarchy:

  •
  Level 1—Quoted prices for identical instruments in active markets.

  •
  Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations where inputs are observable or where significant value drivers are observable.

  •
  Level 3—Instruments where significant value drivers are unobservable to third parties.

Warrants

        Callisto has issued common stock warrants in connection with the execution of certain equity financings and as such these warrants are not designated as hedging instruments. Such warrants are classified as derivative liabilities under the provisions of FASB ASC 815 Derivatives and Hedging ("ASC 815") and are recorded at their fair market value as of each reporting period. Changes in fair value of derivative liabilities are recorded in the consolidated statement of operations.

        The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end and Callisto classified such warrants as Level 3 instruments per ASC 820. At December 31, 2010 and 2009, the fair value of such warrants was $3,487,959 and $11,870,369, respectively, which Callisto classified as a long term derivative liability on its balance sheet. As of December 31, 2010 and 2009 the Company did not hold any Level 1 or Level 2 securities.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of significant accounting policies and new accounting pronouncements (Continued)

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

Business Concentrations and Credit Risks

        All of Callisto's cash and cash equivalents as of December 31, 2010 and 2009 are on deposit with commercial financial institution. Deposits at any point in time may exceed federally insured limits.

Research and Development

        Callisto does not currently have any commercial biopharmaceutical products, and does not expect to have such for several years, if at all and therefore research and development costs are expensed as incurred. These include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of our proposed products, purchase of in-process research and development, regulatory and scientific consulting fees, as well as contract research payments to outside suppliers, facilities and universities. While certain of its research and development costs may have future benefits, the policy of expensing all research and development expenditures is predicated on the fact that Callisto has no history of successful commercialization of biopharmaceutical products to base any estimate of the number of future periods that would be benefited.

        In June 2007, the EITF of the FASB reached a consensus on ASC Topic 730, Research and Development ("ASC 730"). This guidance requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts are recognized as an expense. As of December 31, 2010 and 2009 Callisto had $683,182 and $1,000,000, respectively, of such deferred amounts, which are included in prepaid and other current assets on the Company's consolidated balance sheets.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of significant accounting policies and new accounting pronouncements (Continued)

Stock-Based Compensation

        Callisto relies heavily on incentive compensation in the form of stock options to recruit, retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options and restricted stock units is designed to provide long-term incentives, develop and maintain an ownership stake and conserve cash during our development stage. Since inception through December 31, 2010 stock-based compensation expense has totaled $19,709,376.

        ASC Topic 718 "Compensation—Stock Compensation" ("ASC 718) requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award.

        Upon adoption of ASC Topic 718, the Company selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. Use of this valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility and option term were based on the historical volatility of similar public entities. The risk-free interest rate is based on observed interest rate appropriate for the expected term of our employee stock options. Forfeitures are estimated, based on our historical experience, at the time of grant.

Loss Per Share

        Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares because shares issuable pursuant to the exercise of stock options would have been antidilutive.

Recent Accounting Pronouncements

        In April 2010, the FASB issued ASU 2010-13, "Compensation—Stock Compensation (Topic 718)—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Callisto expects the adoption of this standard will not have a material effect on its results of operation or its financial position.

        In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of significant accounting policies and new accounting pronouncements (Continued)

been evaluated. ASC 2010-09 was effective upon issuance. The Company adopted ASU 2010-09 upon issuance and such adoption had no effect on its results of operation or its financial position.

        In January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"). ASU 2010-06 includes new disclosure requirements related to fair value measurements, including transfers in and out of Levels 1 and 2 and information about purchases, sales, issuances and settlements for Level 3 fair value measurements. This update also clarifies existing disclosure requirements relating to levels of disaggregation and disclosures of inputs and valuation techniques. The Company adopted ASU 2010-06 upon issuance and such adoption did not have a material impact on the Company's financial statements.

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

        The merged companies are considered to be in the development stage. No revenues have been realized since inception and all activities have been concentrated in research and development of biopharmaceutical products not yet approved by the Food and Drug Administration. The fair value of the net shares issued to former Synergy shareholders in the Merger totaled $6,335,799. The fair value per share of $1.50, used to determine this amount, was the value per share Callisto sold common stock in a private placement. The total consideration was allocated in full to the Synergy research and development projects which had not yet reached technological feasibility and having no alternative use was charged to purchased in-process research and development expense during the year ended December 31, 2003.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Merger and consolidation (Continued)

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

        Pawfect was a development stage company selling pet food products utilizing the internet, with immaterial operations at the date of the Exchange Agreement. On July 14, 2008, Pawfect discontinued its pet food business to focus all resources on continuing the development of drugs to treat GI disorders and diseases acquired in connection with the Exchange Agreement. On July 21, 2008 Pawfect, amended its articles of incorporation, in the state of Florida, to effect the actions necessary to complete the transactions contemplated by the Exchange Agreement and changed its name to Synergy Pharmaceuticals, Inc. ("Synergy"). Synergy is now traded on the OTCQB under the symbol SGYP.

        Since July 8, 2010, Callisto has owned less than 50% of Synergy. According to ASC Topic 320, consolidation is required if investors owns over 50% of stock or otherwise controls the corporation. As of December 31, 2010, Management believes Callisto controls Synergy by reason of common executive officers and certain directors and therefore Synergy is consolidated with Callisto.

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

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Derivative Financial Instruments (Continued)

paid-in capital upon issuance, was reclassified to long-term liabilities upon adoption of Topic 815. The total amount recognized at initial issuance of $2,085,632 was determined based on the estimated fair value of the New Warrants using a Black-Scholes option pricing model.

        Prospectively, the New Warrants will be re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value will be recorded as non-cash valuation adjustments in the Company's statement of operations. The Company estimates the fair value of the New Warrants using the Black-Scholes option pricing model in order to determine the associated derivative instrument liability described above.

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

        The assumptions used for the year ended December 31, 2010 and December 31, 2009 valuation are noted in the following table:

	For the year ended December, 2010	For the year ended December, 2009
Expected Warrant term	7.55 to 8 years	7.25 to 8 years
Risk-free interest rate	2.7% to 3.39%	2.27% to 3.81%
Expected volatility	100% to 200%	100% to 200%
Dividend yield	0%	0%

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

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Derivative Financial Instruments (Continued)

        The following table sets forth the components of changes in the Company's long term derivative financial instruments liability balance for the periods indicated:

Date	Description	New Warrants	Derivative Instrument Liability
12/31/2008	Initial relative fair value of New Warrants, upon issuance	23,216,230	$181,732
01/01/2009	Cumulative effect adjustment upon adoption of ASC Topic 815		$1,903,900

01/01/2009	Fair value of New Warrants upon adoption of ASC Topic 815	23,216,230	$2,085,632
03/31/2009	Change in fair value of warrants outstanding on December 31, 2008 during the quarter ended March 31, 2009		$(232,505)
01/31/2009	Fair value of New Warrants issued during the quarter ended March 31, 2009, on date of issuance	5,633,726	$562,270
03/31/2009	Change in fair value of New Warrants issued during the quarter ended March 31, 2009		$(112,662)

03/31/2009	Balance of derivative financial instruments March 31, 2009	28,849,956	$2,302,735
06/30/2009	Change in fair value of warrants outstanding on March 31, 2009, during the quarter ended June 30, 2009		$5,712,513
06/17/2009	Fair value of New Warrants issued during the quarter ended June 30, 2009, on date of issuance	40,236,218	$4,365,620
06/30/2009	Change in fair value of New Warrants issued during the quarter ended June 30, 2009		$6,812,325

06/30/2009	Balance of derivative financial instruments June 30, 2009	69,086,174	$19,193,193
09/30/2009	Change in fair value of New Warrants outstanding on June 30, 2009 during the quarter ended September 30, 2009		$5,735,936

09/30/2009	Balance of derivative financial instruments September 30, 2009	69,086,174	$24,929,129
12/31/2009	Exercise of warrants	(202,638)	—
12/31/2009	Change in fair value of New Warrants outstanding on September 30, 2009, during the quarter ended December 31, 2009		$(13,058,760)

12/31/2009	Balance of derivative financial instruments December 31, 2009	68,883,536	$11,870,369
3/31/2010	Change in fair value of New Warrants outstanding on December 31, 2009, during the quarter ended March 31, 2010		17,062,145

3/31/2010	Balance of derivative financial instruments March 31, 2010	68,883,536	$28,932,514
6/30/2010	Change in fair value of New Warrants outstanding during the quarter ended June 30, 2010		(1,420,784)

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Derivative Financial Instruments (Continued)

Date	Description	New Warrants	Derivative Instrument Liability
6/30/2010	Reclassification of derivative liability to stockholder's equity upon expiration of supplemental condition (price protection)		(27,511,730)

12/30/2010	Warrants exchanged for common stock upon conversion of Notes	(68,883,536)

12/31/2010	Balance of derivative financial instruments December 31, 2010	—	$—

Callisto Fair Value Measurements

        The unrealized losses on the derivative liabilities are recorded as a change in derivative liabilities in the Company's statement of operations. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC Topic 820. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

        The following table presents the Company's liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2009: No such liabilities associated with Callisto warrants existed as of December 31, 2010.

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Derivative liabilities related to Warrants	$—	$—	$11,870,369	$11,870,369	$—	$—	$—	$—

        The following table sets forth a summary of changes in the fair value of the Company's Level 3 liabilities for the twelve months ended December 31, 2009 and December 31, 2010:

Description	Balance at December 31, 2008	Cumulative Effect of the Adoption of ASC Topic 815	Accretion of Debt discounts of Notes Payable(1)	Unrealized Losses	Balance as of December 31, 2009	Unrealized Losses	Reclassified	Balance as of December 31, 2010
Derivative liabilities related to Warrants	$—	2,085,632	$370,993	$9,413,744	$11,870,369	$15,641,361	$(27,511,730)	—

(1)
Included in Other Income/Expense

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Derivative Financial Instruments (Continued)

Synergy Derivative Financial Instruments

        Based upon the Company's analysis of the criteria contained in ASC Topic 815-40, Synergy has determined that the warrants issued in connection with the placement of its 2010 registered direct offerings must be recorded as derivative liabilities. In accordance with ASC Topic 815-40, the warrants are also being re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value is being recorded in the Company's statement of operations. The Company estimates the fair value of the warrants using the Black-Scholes option pricing model in order to determine the associated derivative instrument liability and change in fair value described above. Synergy did not have derivative instruments during the year ended December 31, 2009. The range of assumptions used to determine the fair value of the warrants at each period end during the twelve months ended December 31, 2010 were:

Twelve month ended December 31, 2010
Estimated fair value of Synergy stock	$2.50 - $3.70
Expected warrant term	5 years
Risk-free interest rate	1.20 - 2%
Expected volatility	90%
Dividend yield	0%

        Estimated fair value of the stock is based on an apportionment of the unit price paid for the shares and warrants issued in Synergy's 2010 registered direct offerings, which were deemed to be arms-length negotiated prices.

        Expected volatility is based on historical volatility of the Synergy's common stock. The warrants have a transferability provision and based on guidance provided in SAB 107 for instruments issued with such a provision, Synergy used the full contractual term as the expected term of the warrants. The risk free rate is based on the U.S. Treasury security rates consistent with the expected term of the warrants.

        The following table sets forth the components of changes in the Synergy's derivative financial instruments liability balance for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability
12/31/2009	Balance of derivative financial instruments liability	—	$—

6/30/2010	Fair value of new warrants issued during the quarter	648,000	$1,045,214
9/30/2010	Fair value of new warrants issued during the quarter	103,703	$163,905
9/30/2010	Change in fair value of warrants during the quarter	—	$(110,937)

9/30/2010	Balance of derivative financial instruments liability	751,703	$1,098,182
12/31/2010	Fair value of new warrants issued during the quarter	705,235	$2,575,624
12/31/2010	Change in fair value of warrants during the quarter	—	$(185,847)

12/31/2010	Balance of derivative financial instruments liability	1,456,938	$3,487,959

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Derivative Financial Instruments (Continued)

Synergy Fair Value Measurements

        The following table presents the Company's liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2010:

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Derivative liabilities related to Warrants	$—	$—	$3,487,959	$3,487,959

        The following table sets forth a summary of changes in the fair value of the Company's Level 3 liabilities for the twelve months ended December 31, 2010:

Description	Balance at December 31, 2009	Fair Value of warrants upon issuance	Unrealized (gains) or losses	Balance as of December 31, 2010
Derivative liabilities related to Warrants	—	$3,784,743	$(296,784)	$3,487,959

        The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities in the Company's statement of operations. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC Topic 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

6. Stockholders' deficit

        On October 29, 2010, Callisto entered into a Note and Warrant Exchange Agreement with the holders of its Secured Promissory Notes due April 30, 2011 (the "Notes"), which were issued in December 2008 along with the related common stock purchase warrants exercisable for 68,883,536 shares of common stock (the "Warrants"), pursuant to which such holders exchanged the Notes plus accrued interest and the Warrants for an aggregate 72,355,770 shares of common stock.

        The carrying value of the Notes extinguished, including accrued but unpaid interest, was $709,639. In accordance with ASC Topic 405-20 Callisto calculated the difference between (i) the fair value of the Warrants received plus the carrying value of Notes extinguished and (ii) the fair value of the common stock issued to the note and warrant holders. This resulted in a loss of $2,099,892 on extinguishment of the debt, which was recorded in the statement of operations.

        On June 30, 2010, the price protection provision included in the New Warrants expired. As a result, we measured the fair value of the outstanding warrants as of June 30, 2010, recognized any changes in value in earnings and then reclassified the derivative instrument liability into stockholder's equity.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stockholders' deficit (Continued)

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

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stockholders' deficit (Continued)

        On June 30, 2010, Synergy entered into securities purchase agreements to sell securities to non-U.S. investors and raised gross proceeds of approximately $2,754,000 in a registered direct offering. Synergy sold 648,000 units at $4.25 per share to investors. Each unit consists of one share of Synergy's common stock and one warrant to purchase one additional share of Synergy's common stock. The warrants expire after five years and are exercisable at $4.50 per share. The offering was made pursuant to a shelf registration statement on Form S-3 (the base prospectus effective December 10, 2009), as supplemented by a prospectus supplement filed with the Securities and Exchange Commission on June 23, 2010. As of June 30, 2010, Synergy had received proceeds of $255,000, less legal fees of $25,000 associated with this offering. The remaining $2,499,000 was held in escrow and received by Synergy on July 2 and July 8, 2010. In July 2010, the Company paid an aggregate $261,630 to selling agents in connection with this placement. In accordance with ASC 815-40, "Derivatives and Hedging—Contracts in Entity's Own Equity" the warrants have been classified as a derivative liability.

        On August 16, 2010, Synergy entered into a securities purchase agreement with an accredited investor to sell securities and raise gross proceeds of $400,000 in a private placement. The Company sold 98,765 units to the investor with each unit consisting of one share of the Company's common stock and one warrant to purchase one additional share of the Company's common stock. Synergy paid a fee of $33,000 to a non-US selling agent and $7,500 in legal expenses on this placement. The purchase price paid by the investor was $4.05 for each unit. The warrants expire after five years and are exercisable at $4.25 per share. In accordance with ASC 815-40, "Derivatives and Hedging—Contracts in Entity's Own Equity" the warrants have been classified as a derivative liability.

        On October 1, 2010, Synergy entered into a securities purchase agreement with an investor and raised gross proceeds of $2,500,000 in a registered direct offering. The Company paid a fee of $50,000 to a non-U.S. selling agent. The Company sold to the investor 1,000,000 shares of its common stock and warrants to purchase 400,000 shares of common stock. The common stock and warrants were sold in units consisting of one share of common stock and two-fifths of a warrant to purchase a share of common stock. The purchase price paid by the investor was $2.50 for each unit. The warrants expire after five years and each whole warrant has an exercise price of $2.75 per share. In accordance with ASC 815-40, "Derivatives and Hedging—Contracts in Entity's Own Equity" the warrants have been classified as a derivative liability.

        On October 18, 2010 Synergy entered into a securities purchase agreement with certain investors and raised gross proceeds of $1,525,000 in a registered direct offering. The Company paid a fee of $91,000 to a non-U.S. selling agent. The Company sold 610,000 shares of its common stock and warrants to purchase 244,000 shares of common stock. The common stock and warrants were sold in units consisting of one share of common stock and two-fifths of a warrant to purchase a share of common stock. The purchase price paid by the investors was $2.50 for each unit. The warrants expire after five years and each whole warrant has an exercise price of $2.75 per share. In accordance with ASC 815-40, "Derivatives and Hedging—Contracts in Entity's Own Equity" the warrants have been classified as a derivative liability.

        The October 1, 2010 and October 18, 2010 Synergy offerings were made pursuant to a shelf registration statement on Form S-3 (SEC File No. 333-163316, the base prospectus effective December 10, 2009), as supplemented by prospectus supplements filed with the Securities and Exchange Commission on October 1, 2010 and October 18, 2010.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stockholders' deficit (Continued)

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

        During the twelve months ended December 31, 2010 and December 31, 2009, 55,000 and 35,000 shares of Series A Convertible Preferred Stock were converted to 1,527,777 and 894,445 shares of common stock and 1,014,166 and 122,884 shares of Series B Convertible Preferred Stock were converted to 28,171,278 and 2,963,236 shares of common stock.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stockholders' deficit (Continued)

        The following table summarizes the financial impact of the 11% Notes payable and the related interest expense for the period from December 30, 2008 through December 31, 2010:

	11% Notes Payable	Interest expense
11% Notes issued on December 30, 2008	$201,908	$—
Apportionment of net proceeds to New Warrants recorded as additional paid in capital (11% Note discount)	(181,732)

11% Notes balance at December 31, 2008	20,176	—
11% Notes issued during the three months ended March 31, 2009	51,375
Accretion of 11% Note discount to interest expense	34,800	34,800
11% nominal interest expense	6,685	6,685

11% Notes balance March 31, 2009	$113,036	$41,485
11% Notes issued during the three months ended June 30, 2009	349,880
Apportionment of net proceeds to New Warrants recorded as additional paid in capital (11% Note discount)	(370,996)
Accretion of 11% Note discount to interest expense	65,215	65,215
11% nominal interest expense	8,317	8,317

11% Notes Balance June 30, 2009	$165,452	$115,017
Accretion of 11% Note discount to interest expense	144,116	144,116
11% nominal interest expense	16,723	16,723

11% Notes Balance September 30, 2009	$326,291	$275,854
Accretion of 11% Note discount to interest expense	144,116	144,116
11% nominal interest expense	16,723	16,723

11% Notes Balance December 31, 2009	$487,130	$436,693

Accretion of 11% Note discount to interest expense	144,116	144,116
11% nominal interest expense quarter ended March 31, 2010	16,360	16,360
Loss on extinguishment	23,497	23,497
Common shares issued in exchange for modification of notes payable	—	100,196

11% Notes balance March 31, 2010	$671,103	$284,169
11% nominal interest expense quarter ended June 30, 2010	16,542	16,542

11% Notes balance June 30, 2010	$687,645	$300,711
11% nominal interest expense quarter ended September 30, 2010	16,723	16,723

11% Notes balance September 30, 2010	$704,368	$317,434
11% nominal interest expense through October 29th, 2010	5,271	5,271
Extinguishment on Notes payable on October 29th, 2010	(709,639)	—

11% Notes balance December 31, 2010	$—	$322,705

        On July 14, 2008, Callisto entered into an Exchange Agreement dated July 11, 2008 ("Exchange Agreement"), as amended and effective on July 14, 2008, with Pawfect Foods, Inc. ("Pawfect"), Synergy Pharmaceuticals, Inc. ("Synergy-DE"), a majority-owned subsidiary of Callisto, and other holders of

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stockholders' deficit (Continued)

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

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stockholders' deficit (Continued)

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

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stockholders' deficit (Continued)

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

        Material terms of the Series B Preferred Stock are:

        Use of Proceeds.    At least 50% of the net proceeds from the sale of the Series B Preferred Stock to the Lead Investors shall be dedicated to the development and clinical trials of plecanatide and the remaining net proceeds shall be used for working capital purposes.

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

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stockholders' deficit (Continued)

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

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stockholders' deficit (Continued)

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

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stockholders' deficit (Continued)

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

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stockholders' deficit (Continued)

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

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stockholders' deficit (Continued)

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

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stockholders' deficit (Continued)

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

        As of December 31, 2010 and 2009 Callisto had 10,371,999 and 84,842,576 warrants outstanding to investors, selling agents and advisors with a weighted average exercise price of per share, $0.75 and $0.15, respectively. All warrants were fully vested.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Share-based payments

Callisto Pharmaceuticals, Inc. Stock Option Plans

        In 1996, Callisto adopted the 1996 Incentive and Non-Qualified Stock Option Plan (the "Plan") for employees, consultants and outside directors to purchase up to 2,000,000 shares of common stock. This Plan was amended in December 2002 to increase the number of shares authorized under the Plan to 10,000,000. The option term for the 3,113,817 options outstanding as of December 31, 2010 under the Plan is ten years from date of grant. The Plan terminated on January 1, 2006 under its original terms and no further options will be granted under the Plan.

        On October 20, 2005, Callisto stockholders approved the 2005 Equity Compensation Incentive Plan. The maximum number of shares of common stock with respect to which awards may be granted under the 2005 Equity Plan is 5,000,000. The option term for options granted under the 2005 Equity Plan is ten years from date of grant and there were 2,613,000 options available for future grants as of December 31, 2010.

        On October 20, 2005, Callisto stockholders approved our 2005 Directors' Stock Option Plan. The maximum number of shares of common stock with respect to which awards may be granted under the 2005 Directors' Plan is 1,000,000. The option term for options granted under the 2005 Directors' Plan is ten years from date of grant and there are 853,500 option shares available for future grants as of December 31, 2010.

        The options Callisto grant under the 2005 Equity Plan may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-statutory stock options at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. None of our stock option plans are qualified deferred compensation plans under Section 401(a) of the Code, and are not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). As of December 31, 2010, Callisto has 2,324,555 stock options outstanding not subject to our stock option plans.

Stock Option Accounting

        In December 2004, the FASB issued ASC Topic 718 (Revised 2004), Share-Based Payments ("ASC Topic 718"). This guidance requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award.

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

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Share-based payments (Continued)

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

        Share-based payments have been recognized in operating results as follow:

	Year Ended December 31,			Period from June 5, 1996 (Inception) to December 31, 2010
	2010	2009	2008
Employees—included in research and development	$5,345	$24,927	$40,608	$2,692,157
Employees—included in general and administrative	32,257	46,754	162,262	4,828,963

Subtotal employee stock option grants	37,602	71,681	202,870	7,521,120
Non-employee—included in research and development	—	—	(17,314)	102,750
Non-employee—included in general and administrative	104,891	(6,387)	23,624	9,938,902

Subtotal non-employee stock option grants	104,891	(6,387)	6,310	10,041,652

Total stock-based compensation expense	$142,493	$65,294	$209,180	$17,562,772

        The estimated fair value of each employee and non-employee stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the twelve months ended December 31, 2010, 2009 and 2008.

	Year End December 31,
	2010	2009	2008
Risk-free interest rate	2.38%	2.69%	1.55%
Expected volatility	100%	100%	200%
Expected term (in years)	5.0 yrs	5.0 yrs	5.0 yrs

        Risk-free interest rate—Based upon observed US Treasury security interest rates appropriate for the expected term of Callisto's employee stock options.

        Dividend yield—Callisto has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Share-based payments (Continued)

        Expected volatility—Based on the historical volatility of Callisto's stock.

        Expected term—Callisto has had no stock options exercised since inception. The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in ASC 718, "Share-Based Payment", ("ASC 718") which averages an award's weighted-average vesting period and expected term for "plain vanilla" share options. Under SAB No. 107, options are considered to be "plain vanilla" if they have the following basic characteristics: (i) granted "at-the-money"; (ii) exercisability is conditioned upon service through the vesting date; (iii) termination of service prior to vesting results in forfeiture; (iv) limited exercise period following termination of service; and (v) options are non-transferable and non-hedgeable. In December 2007, the SEC issued SAB110, Share-Based Payment. This guidance was effective January 1, 2008 and expresses the views of the Staff of the SEC with respect to extending the use of the simplified method, as discussed in ASC 718, in developing an estimate of the expected term of "plain vanilla" share options in accordance with ASC 718. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life. For the expected term, the Company has "plain-vanilla" stock options, and therefore used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006.

        Forfeitures—ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Callisto estimated future unvested option forfeitures based on historical Company experience and has incorporated this rate in determining the fair value of employee option grants.

        The weighted-average fair value of all options granted under Callisto's Plans during the twelve months ended December 31, 2010, 2009 and 2008, estimated as of the grant date using the Black-Scholes option valuation model, was $0.19, $0.15 and $0.04 per share, respectively.

        The unrecognized compensation cost related to Callisto's non-vested employee stock options outstanding at December 31, 2010 and 2009 was $45,193 and $12,781, respectively, to be recognized over a weighted-average vesting period of approximately 2 years and 3 months, respectively. The weighted-average remaining term of all options outstanding at December 31, 2010 was 4.2 years as compared to 4.4 years at December 31, 2009.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Share-based payments (Continued)

        A summary of stock option activity and of changes in stock options outstanding under Callisto's plans is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance outstanding, January 1, 2009	7,938,538	$0.08 - 6.75	$1.72	$—
Granted	41,500	0.20	0.20
Exercised	—	—	—
Forfeited	(485,000)	0.75 - 4.90	1.95

Balance outstanding, December 31, 2009	7,495,038	$0.08 - 4.90	$1.70	—
Granted	855,000	0.26	0.26
Exercised	—	—	—
Forfeited	(378,166)	3.46	2.16

Balance outstanding, December 31, 2010	7,971,872	0.08 - 3.60	1.46	$394,520

Exercisable, December 31, 2010	5,867,872	$0.08 - 3.60	$1.46	$34,790

        ASC Topic 718 requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to the Company's accumulated deficit position, no tax benefits have been recognized in the cash flow statement.

Synergy Stock Option Plan

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

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Share-based payments (Continued)

        Stock-based compensation, including all Synergy options and restricted stock units, has been recognized in operating results as follow:

	Years Ended December 31,
				November 15, 2005 (inception) to December 31, 2010
	2010	2009	2008
Employees—included in research and development	$187,520	$252,541	$79,530	$519,591
Employees—included in general and administrative	210,591	358,167	112,728	681,486

Subtotal employee stock based compensation	398,111	610,708	192,258	1,201,077
Non-employees—included in research and development	52,184	33,913	8,548	94,646
Non-employees—included in general and administrative	261,863	409,941	179,077	850,880

Subtotal non-employee stock based compensation	314,047	443,854	187,625	945,526

Total stock-based compensation expense	$712,158	$1,054,562	$379,883	$2,146,603

        The estimated fair value of Synergy stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the year ended December 31, 2010.

	Years Ended December 31,
	2010	2009	2008
Risk-free interest rate	2.31% - 2.71%	2.20%	2.67% - 3.28%
Dividend yield	—	—	—
Expected volatility	90%	90%	90%
Expected term (in years)	6.0 yrs	6.0 yrs	6.0 yrs

        Risk-free interest rate—Based on the daily yield curve rates for U.S. Treasury obligations with maturities which correspond to the expected term of the Company's stock options.

        Dividend yield—Synergy has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.

        Expected volatility—Based on the historical volatility of Synergy stock.

        Expected term—Synergy has had no stock options exercised since inception. The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment , ("SAB No. 107"), which averages an award's weighted-average vesting period and expected term for "plain vanilla" share options. Under SAB No. 107, options are considered to be "plain vanilla" if they have the following basic characteristics: (i) granted "at-the-money"; (ii) exercisability is conditioned upon service through the vesting date; (iii) termination of service prior to vesting results in forfeiture; (iv) limited exercise period following termination of service; and (v) options are non-transferable and non-hedgeable.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Share-based payments (Continued)

        In December 2007, the SEC issued SAB No. 110, Share-Based Payment , ("SAB No. 110"). SAB No. 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC with respect to extending the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of "plain vanilla" share options in accordance with ASC Topic 718. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB No. 107, as amended by SAB No. 110. For the expected term, the Company has "plain-vanilla" stock options, and therefore used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by SAB No. 107.

        Forfeitures—ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Synergy estimated future unvested option forfeitures based on historical experience of its majority-owned shareholder, Callisto.

        The weighted-average fair value per share of all options granted during the twelve months ended December 31, 2010 and December 31, 2009 estimated as of the grant date using the Black-Scholes option valuation model was $6.77 and $4.33 per share, respectively.

        The unrecognized compensation cost related to non-vested employee stock options outstanding at December 31, 2010, December 31, 2009, and December 31, 2008 was $314,921, $1,010,250 and $1,290,122, respectively. The December 31, 2010 balance is expected to be recognized over a weighted-average remaining vesting period of approximately 6 months.

Synergy Share-Based Compensation

        A summary of stock option activity and of changes in stock options outstanding under Synergy's plans is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, January 1, 2009	4,080,016	$025 - 0.95	$0.29	$8,933,935
Granted(1)	149,000	$0.70	$0.70
Exercised	—	—	—
Forfeited	(15,000)	$0.25 - 0.95	$0.72

Balance outstanding, December 31, 2009	4,214,016	$025 - 0.95	$0.30	$22,320,436
Granted(2)	4,465,000	$0.70	$0.70
Exercised	—	—	—
Forfeited	(75,000)	$0.70	$0.70

Balance outstanding, December 31, 2010	8,604,016	$0.25 - 0.95	$0.51	$25,763,002

Exercisable at December 31, 2010	2,759,969	$0.25 - 0.95	$0.29	$8,847,399

(1)
Contingent vesting upon change of control. The Fair Value at the date of grant was $645,539 determined using the Black-Scholes option valuation model assumptions discussed above. No stock based compensation expense associated with these options was recognized during the twelve months ended December 31, 2009 and 2010.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Share-based payments (Continued)

(2)
Contingent vesting upon change of control. The Fair Value at the date of grant was $30,243,946 determined using the Black-Scholes option valuation model assumptions discussed above. No stock based compensation expense associated with these options was recognized during the twelve months ended December 31, 2010.

        ASC Topic 718 requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to Synergy's accumulated deficit position, no tax benefits have been recognized in the cash flow statement.

Restricted Stock Units

        Restricted stock awards, which entitle the holder to earn, at the end of a vesting term, a specified number of shares of Synergy common stock are accounted for as stock based compensation in accordance with ASC Topic 718 in the same manner as stock options using fair value at the date of issuance. Restricted shares awarded are subject to a repurchase agreement, assumed by Synergy pursuant to the Exchange Transaction, whereby 50% of the shares vest after 1 year of continuous service and the remaining 50% vest after 2 years of continuous service from the issuance date. On July 3, 2008, 874,760 restricted stock awards were granted by Synergy-DE and assumed by Synergy as part of the Exchange Transaction and are subject to a repurchase agreement, as defined. These restricted stock units were issued to certain officers and a consultant of Synergy. The fair value of each restricted stock unit is estimated on the grant date based on the price paid by shareholders participating in the Company's July 14, 2008 private placement. Accordingly, the weighted-average grant date fair value per share of the 874,760 shares issued during the twelve months ended December 31, 2008 was determined to be $0.60. The fair value at the date of issuance was expensed ratably by month over the 2 year service period ended July 3, 2010. As of December 31, 2010 there were no restricted stock awards subject to repurchase.

8. Income taxes

        At December 31, 2010, Callisto has net operating loss carryforwards ("NOLs") aggregating approximately $70 million, which, if not used, expire beginning in 2011 through 2030. The utilization of these NOLs is subject to limitations based on past and future changes in ownership of Callisto and Synergy pursuant to Internal Revenue Code Section 382. The Company has determined that ownership changes have occurred for Internal Revenue Code Section 382 purposes and therefore, the ability of the Company to utilize its NOLs is limited. The Company has no other material deferred tax items. Callisto records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to the Company's ability to continue as a going concern and utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at December 31, 2010. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying consolidated statements of operations to offset pre-tax losses.

        The provisions of ASC Topic 740 were adopted by Callisto on January 1, 2007 and had no effect on Callisto's financial position, cash flows or results of operations upon adoption, as Callisto did not

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income taxes (Continued)

have any unrecognized tax benefits or liabilities. Callisto also evaluated its tax positions as of December 31, 2010 and reached the same conclusion. Callisto does not currently expect any significant changes to unrecognized tax benefits during the fiscal year ended December 31, 2010. Callisto's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2010 and December 31, 2009, Callisto had no accrued interest or penalties.

        Callisto has no uncertain tax positions subject to examination by the relevant tax authorities as of December 31, 2010. Callisto files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2006 through 2009 tax years generally remain subject to examination by federal and most state tax authorities.

        During the Twelve months ended December 31, 2010 Callisto was awarded a New York State Qualified Employer Tax Credit totaling $531,127 and Synergy received a $244,479 Federal credit for our Qualifying Therapeutic Discovery Project under the Patient Protection and Affordable Care Act of 2010 and earned a $250,000 New York City Biotechnology refundable tax credit. The Total of these research expenditure based incentives $1,025,606 have been recorded as tax credits in the Company's statement of operations. As of December 31, 2010 the New York State and City tax credits are recorded as receivables on the Company's balance sheet.

        On July 14, 2008, Callisto engaged in a tax-free reorganization pursuant to the Internal Revenue Code Section 368(a) (1) (B) where Pawfect, a Florida corporation, acquired 100% of shares in Synergy-DE, a Delaware corporation, from Callisto, a Delaware corporation, and other restricted holders of Synergy-DE shares, and Callisto received in exchange 45,464,760 shares of the Pawfect's common stock (or approximately 70% of the Pawfect's outstanding common stock). The transaction was characterized as a tax-fee type "B" reorganization resulting in no gain or loss recognition to Callisto, for federal tax purposes.

9. Commitments and contingencies

Employment and Consulting Agreements

Gary Jacob

        On February 1, 2010, Dr. Gary Jacob entered into an amended and restated employment agreement with Synergy in which he agreed to serve as Chief Executive Officer and President. The term of the agreement was effective as of August 1, 2008 and continues until December 31, 2012 and is automatically renewed for successive one year periods at the end of each term. Dr. Jacob's salary is $315,000 per year. Dr. Jacob is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria.Dr. Jacob is also eligible to receive a realization bonus in the event that Synergy enters into an out-license agreement for its technology or enters into a joint venture in which Synergy contributes such rights to the joint venture where the enterprise value equals or exceeds a minimum of $150 million, $200 million and $250 million in the first, second or third years of the term of the agreement or any years beyond the third term of the agreement, respectively, or the license fees Synergy contracts to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or the sum of the license fees actually received in the case of an out license, multiplied by 0.5%. In addition, in the

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and contingencies (Continued)

event Synergy engages in a merger transaction or a sale of substantially all of its assets where the enterprise value equals or exceeds $400 million, Dr. Jacob shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5%.

        If the employment agreement is terminated by Synergy other than for cause or as a result of Dr. Jacob's death or permanent disability or if Dr. Jacob terminates his employment for good reason which includes a change of control, Dr. Jacob shall receive (i) a severance payment equal to the higher of the aggregate amount of his base salary for the then remaining term of the agreement or twelve times the average monthly base salary paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base salary during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iv) payment in respect of compensation earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination. In the event Dr. Jacob's employment was terminated upon a change of control as of December 31, 2010, he would have been entitled to receive a lump sum payment of $945,000, less applicable withholding.

Gabriele Cerrone

        On February 1, 2010, Gabriele M. Cerrone, our Chairman of the Board, entered into an amended and restated consulting agreement with Synergy. The term of the agreement was effective as of August 1, 2008 and continues until December 31, 2012 and is automatically renewed for successive one year periods at the end of each term. Pursuant to the agreement, Mr. Cerrone's compensation is $309,750 per year. Mr. Cerrone is eligible to receive a cash bonus of up to 50% of his base compensation per year based on meeting certain performance objectives and bonus criteria. Mr. Cerrone is also eligible to receive a realization bonus in the event that Synergy enters into an out-license agreement for its technology or enters into a joint venture in which Synergy contributes such rights to the joint venture where the enterprise value equals or exceeds a minimum of $150 million, $200 million and $250 million in the first, second or third years of the term of the agreement or any years beyond the third term of the agreement, respectively, and in the case of a financing transaction, Synergy receives not less than $20 million of gross proceeds; or the license fees Synergy contracts to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or financing or the sum of the license fees actually received multiplied by 0.5%. In addition, in the event Synergy engages in a merger transaction or a sale of substantially all of its assets where the enterprise value equals or exceeds $400 million, Mr. Cerrone shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5%.

        On October 6, 2010 Synergy achieved the $20 million threshold required for Mr. Cerrone's realization bonus to be accrued on the cumulative gross proceeds of financing transactions since August 1, 2008. This bonus totaled $1,211,912, was deemed compensatory in nature and charged to expense during the year ended December 31, 2010. Mr. Cerrone has agreed with Synergy to defer payment of his bonus until the earlier of (i) March 31, 2012, (ii) the completion of a financing transaction yielding gross proceeds of $30 million on a cumulative basis subsequent to October 6, 2010 or (iii) the tenth business day after termination of the consulting agreement without cause or good

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and contingencies (Continued)

reason (including a termination following a "change of control" transaction as that term is defined in his consulting agreement). In consideration of Mr. Cerrone agreeing to permit Synergy to defer payment of his bonus Synergy agreed to indemnify him from any liability for taxes or penalties that he may incur pursuant to Section 409A of the Internal Revenue Code and comparable state income tax laws.

        If the consulting agreement is terminated by Synergy other than for cause or as a result of Mr. Cerrone's death or permanent disability or if Mr. Cerrone terminates the agreement for good reason which includes a change of control, Mr. Cerrone shall receive (i) a severance payment equal to the higher of the aggregate amount of his base compensation for the then remaining term of the agreement or twelve times the average monthly base compensation paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base compensation during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iv) payment in respect of compensation earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination. In the event Mr. Cerrone's employment was terminated upon a change of control as of December 31, 2010, he would have been entitled to receive a lump sum payment of $929,250 less applicable withholding.

Moshe Talpaz

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

Roman Perez-Soler

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

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and contingencies (Continued)

Melvin K. Spigelman, M.D

        On August 21, 2008, the Board of Directors of Synergy appointed Melvin K. Spigelman, M.D. as a Director of Synergy. In addition, the Board of Directors appointed Dr. Spigelman Chairman of Synergy's Clinical Oversight Committee as well as a member of the Synergy Compensation and Audit Committees ("the Committees"). In connection therewith, the Board approved the payment of an annual fee of $90,000 to Dr. Spigelman for his service on the Synergy Board and the Committees. Additionally, the Synergy Board approved a grant of 300,000 Synergy stock options to Dr. Spigelman, to purchase Synergy common stock, with an exercise price of $0.60 per share. Such options vest in 100,000 increments over a period of 3 years. The fair value of the 300,000 options on the date of grant was $135,655. During 2009, Synergy's Clinical Oversight Board was disbanded and Dr. Spigelman is now paid a Synergy director fee comparable to the other independent Synergy Board members

Kunwar Shailubhai, Ph.D

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

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and contingencies (Continued)

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

Capebio, LLC

        On September 25, 2007, Synergy entered into a Service Agreement with Capebio, LLC ("Capebio") to provide research and development services for the commercialization of non-oncology related gastrointestinal pharmaceutical products under the plecanatide patent. The Service Agreement is for a minimum term of eleven months starting October 1, 2007 during which period Synergy paid an initial fee of $55,000 and is obligated to pay $26,000 per month through August 31, 2008. In addition Capebio will be eligible for a bonus of $58,000 if certain performance milestones are achieved by December 31, 2008 and Synergy is required to establish an escrow of $250,000 in favor of Capebio to guarantee specific performance under the Service Agreement. This Service Agreement was terminated on July 2, 2008 and all amounts due there-under were paid.

        In connection with this agreement Callisto issued a warrant to purchase 1,150,000 shares of its common stock at an exercise price of $0.47 per share to a consultant for services to be rendered to the Company's newly formed subsidiary, Synergy Advanced Pharmaceuticals, Inc. ("Synergy Advanced"), in connection with the development of plecanatide, Callisto's proprietary compound to treat GI disorders such as chronic constipation and irritable bowel syndrome. So long as the consultant continues to provide services in some capacity to the Company or any of its subsidiaries, the warrant will vest in installments of 225,000 warrant shares on each of the first four anniversaries of the initial exercise date. The remaining 250,000 warrant shares will vest immediately prior to the consummation of a sale or merger of Synergy Advanced, provided that such transaction occurs on or prior to October 1, 2009 and Synergy Advanced is valued at no less than $250,000,000. In the event there is a change of control of Callisto, all unvested warrant shares will immediately vest. All of the warrants expire on September 25, 2014. With the termination of the service agreement, the warrants were forfeited on July 2, 2008 and no stock-based compensation expense was recognized during the term of the service agreement through July 2, 2008 because none on the warrants vested prior to termination.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and contingencies (Continued)

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

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and contingencies (Continued)

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

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and contingencies (Continued)

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

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and contingencies (Continued)

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

        On August 12, 2004, Callisto entered into a world-wide license agreement with The University of Texas M. D. Anderson Cancer Center to research, develop, sell and commercially exploit the patent rights for L-Annamycin, an anthracycline cancer drug for leukemia therapy. Consideration paid for this license amounted to $31,497 for reimbursement of out-of-pocket costs for filing, enforcing and maintaining the L-Annamycin patent rights and a $100,000 initial license fee. L-Annamycin has not reached commercialization and therefore these costs were recorded as research and development expense. Callisto also agreed to pay The University of Texas M. D. Anderson Cancer Center royalties based on net sales from any licensed products, plus aggregate milestone payments of up to $750,000, based upon achieving certain regulatory submissions and approvals. The term of the agreement is from August 12, 2004 until November 2, 2019. Under the terms of the license agreement, Callisto is required to make certain good faith expenditures towards the clinical development of at least one licensed product within the two year period after March 2005, which the Company believes it has. In addition, at any time after 5 years from August 12, 2004, The University of Texas M.D. Anderson Cancer Center has the right to terminate the license if Callisto fails to provide evidence within 90 days of written notice that it has commercialized or it is actively and effectively attempting to commercialize L-Annamycin.

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

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and contingencies (Continued)

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

Lease Agreements

        The Company's corporate headquarters totals approximately 5,500 square feet, in two suites, located at 420 Lexington Avenue, New York, New York. The New York corporate office is provided to it under a space sharing arrangement with Synergy, the Company's subsidiary. The term of the leases at 420 Lexington Avenue expire on June 30, 2011 and September 30, 2011. The Company also occupies a small laboratory and several offices, totaling approximately 1,100 square feet, in the Bucks County Biotechnology Center in Doylestown, Pennsylvania under a lease expiring August 31, 2011 which is expected to be renewed.

        During the twelve months ended December 31, 2010, 2009 and 2008, total rent expense was $313,451, $282,678 and $280,612, respectively. Total annual commitments for each of the years ended December 31, are as follows:

2011	$155,181

Total	$155,181

10. Net loss per share

        Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share ("ASC Topic 260"), for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. The Company has a net loss for

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Net loss per share (Continued)

all periods presented. Accordingly, the inclusion of common stock options, warrants and the conversion of preferred sock would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted earnings per share are the same.

        The following table sets forth the potentially dilutive effect of all outstanding dilutive instruments which were not included in weighted-average common shares outstanding as of:

	December 31, 2010	December 31, 2009	December 31, 2008
Common Shares Outstanding (included in weighted-average shares)	157,509,404	53,608,111	49,556,661
Potentially Dilutive Common Shares Issuable (excluded from weighted-average shares)
Exercise of Warrants	10,371,999	84,842,576	55,773,331
Exercise of Stock Options	7,971,872	7,495,038	7,938,538
Conversion of Series A Convertible Preferred Stock	8,000	1,750,000	1,960,000
Conversion of Series B Convertible Preferred Stock	—	28,171,278	22,741,000

Common Shares Outstanding—Fully Diluted	175,861,275	175,867,003	137,969,530

11 Property and equipment

        Equipment consists of laboratory, testing and computer equipment and furniture and fixtures consists of office furniture, both stated at cost, with useful lives ranging from 2-4 years, depreciated on a straight line basis. Depreciation expense for the years ended December 31, 2010, 2009, 2008 and from June 5, 1996 (inception) to December 31, 2010 was $5,268, $5,983, $6,654, and $107,835 respectively.

	December 31,
	2010	2009
Equipment	$67,091	$67,091
Furniture and fixtures	38,343	38,343
Leasehold improvements	11,799	11,799
Less: accumulated depreciation	(107,836)	(102,568)

Property and equipment, net	$9,397	$14,665

12. Subsequent events

        On February 8, 2011, Synergy entered into a loan agreement (the "Agreement") with an investor (the "Lender"), pursuant to which the Lender agreed to lend an aggregate $950,000 to Synergy. Simultaneously with the execution and delivery of the Agreement, Synergy issued a note to the Lender in the principal amount of $500,000 (the "First Note"). Synergy has the option to issue an additional note to the Lender in the principal amount of $450,000 beginning February 21, 2011 (the "Second Note" and with the First Note, the "Notes"). The Notes bear interest at 17% per annum and are payable on April 1, 2011. As of March 31, 2011 Synergy had not borrowed under the Second Note.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Subsequent events (Continued)

        On March 4, 2011, Synergy closed a financing with a non-U.S. investor which raised gross proceeds of $1,800,000 in a registered direct offering. Synergy issued to the investor 600,000 shares of its common stock and warrants to purchase 420,000 shares of common stock. The purchase price paid by the investor was $3.00 for each unit. The warrants expire after seven years and are exercisable at $3.10 per share. Synergy paid fees to a non-US selling agent and legal expenses totaling $175,000 on this offering.

        On February 28, 2011 and March 8, 2011 Callisto entered into consulting agreements with two financial advisors who agreed to receive an aggregate of 850,000 of Callisto common stock, with a fair value of approximately $525,000, as full compensation for their services.

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
14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 filed with the Company's Annual Report on Form 10-KSB filed on April 14, 2004)
21	List of Subsidiaries
23	Consent of BDO USA, LLP
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002