Form 10-Q
period 2011-03-31
CALLISTO PHARMACEUTICALS INC
filed 2011-05-16
CIK 1142380

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2011
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

        The number of the registrant's shares of common stock outstanding was 158,516,071 as of May 12 2011.

CALLISTO PHARMACEUTICALS, INC.

FORM 10-Q

CONTENTS

PART I—FINANCIAL INFORMATION		4
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	4
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010 (unaudited) and the period June 5, 1996 (Inception) to March 31, 2011 (unaudited)	5
	Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period June 5, 1996 (Inception) to March 31, 2011 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 (unaudited) and for the period June 5, 1996 (Inception) to March 31, 2011 (unaudited)	15
	Notes to Condensed Consolidated Financial Statements (unaudited)	17
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34
PART II—OTHER INFORMATION		35
Item 6.	Exhibits	35
Signatures		36

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

        The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010 and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Callisto's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. All drug candidates to treat GI disorders and diseases, currently plecanatide and SP-333, are being developed exclusively by Synergy Pharmaceuticals, Inc., our controlled subsidiary ("Synergy"). Use of the terms "we", "our" or "us" in connection with GI drug candidates discussed herein refer to research and development activities and plans of Synergy.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$938,775	$1,708,982
Prepaid expenses and other	1,034,505	769,403
Tax credits receivable	575,400	781,127

Total Current Assets	2,548,680	3,259,512
Property and equipment, net	8,080	9,397
Security deposits	87,740	87,740

Total Assets	$2,644,500	$3,356,649

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$4,426,817	$4,755,361
Accrued expenses	2,433,716	2,311,050
Notes Payable	511,877	—

Total Current Liabilities	7,372,410	7,066,411
Derivative financial instruments, at estimated fair value—warrants	5,139,347	3,487,959

Total Liabilities	12,511,757	10,554,370
Commitments and contingencies
Stockholders' Deficit:
Series A convertible preferred stock, par value $0.0001, 700,000 shares authorized, 8,000 shares outstanding at March 31, 2011 and December 31, 2010	1	1
Series B convertible preferred stock, par value $0.0001, 2,500,000 shares authorized, no shares outstanding at Mach 31, 2011 and December 31, 2010	—	—
Common stock, par value of $.0001 per share: 225,000,000 shares authorized; 158,466,071 and 157,509,404 shares outstanding at March 31, 2011 and December 31, 2010, respectively	15,847	15,751
Additional paid-in capital	140,509,670	139,496,452
Deficit accumulated during development stage	(137,334,635)	(135,573,268)

Total Stockholders' Equity (Deficit)	3,190,883	3,938,936
Non-controlling interest	(13,058,140)	(11,136,657)

Total Stockholders' Deficit	(9,867,257)	(7,197,721)

Total Liabilities and Stockholders' Equity (Deficit)	$2,644,500	$3,356,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	For the period June 5, 1996 (inception) to March 31, 2011
Revenues	$—	$—	$—

Costs and Expenses:
Research and development	1,371,928	1,195,410	47,204,410
Government grants	—	—	(1,135,318)
Purchased in-process research and development	—	—	6,944,553
General and administrative	1,959,844	1,433,787	54,665,945

Loss from Operations	(3,331,772)	(2,629,197)	(107,679,590)
Interest and investment income	51	16,475	914,933
State tax credit	—	628,806	1,025,606
Interest and other expense	(12,414)	(284,169)	(943,661)
Loss on debt extinguishment	—	—	(2,099,892)
Change in fair value of derivative instruments	(338,715)	(17,062,145)	(22,506,031)

Net Loss	(3,682,850)	(19,330,230)	(131,288,635)
Net Loss of controlled subsidiary attributable to noncontrolling interest	1,921,483	1,165,057	13,058,140

Net loss attributable to controlling interest	(1,761,367)	(18,165,173)	(118,230,495)
Series A Preferred stock conversion rate change and beneficial conversion feature accreted as a dividend	—	—	(5,025,849)
Series B Preferred stock conversion rate change and beneficial conversion feature accreted as a dividend	—	—	(12,174,391)
Cumulative effect of adopting ASC Topic 815 January 1, 2009	—	—	(1,903,900)

Net loss attributable to common stockholders	$(1,761,367)	$(18,165,173)	$(137,334,635)

Weighted Average Common Shares Outstanding
Basic and Diluted	157,645,404	53,869,123

Net Loss per Common Share
Basic and Diluted	$(0.01)	$(0.34)

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
STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

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

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(Unaudited)

	Series A Convertible Preferred Shares	Series A Convertible Preferred Stock	Series B Convertible Preferred Shares	Series B Convertible Preferred Stock	Common Shares	Common Stock Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Non- Controlling Interest	Total Stockholders' Equity (Deficit)
Net Loss	—	—	—	—	—	—	—	(1,761,367)	(1,921,483)	(3,682,850)
Stock based compensation expense							124,653			124,653
Common stock issued for services	—	—	—	—	850,000	85	532,915	—	—	533,000
Direct offering of common stock of controlled subsidiary	—	—	—	—	—	—	1,800,000	—	—	1,800,000
Fees and expenses associated with direct offering of controlled subsidiary	—	—	—	—	—	—	(185,000)	—	—	(185,000)
Fair value of warrants issued in connection with controlled subsidiary registered direct offerings reclassified to derivative liability	—	—	—	—	—	—	(1,312,673)	—	—	(1,312,673)
Warrants exercise	—	—	—	—	106,667	11	53,323	—	—	53,334

Balance March 31, 2011	8,000	$1	—	$—	158,466,071	$15,847	$140,509,670	$(137,334,635)	$(13,058,140)	$(9,867,257)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010	Period from June 5, 1996 (inception) to March 31, 2011
Cash flows from operating activities:
Net loss	$(3,682,850)	$(19,330,230)	$(131,288,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,317	1,317	109,152
Purchase discount accreted as interest income on U.S.Treasury bills	—	—	(26,950)
Stock-based compensation expense	124,653	278,097	19,834,029
Purchased in-process research and development (non-cash portion)	—	—	6,841,053
Interest expense on notes	11,877	284,169	771,277
Stock-based liquidated damages	—	—	579,696
Change in fair value of derivative instruments—warrants	338,715	17,062,145	22,506,031
Loss on debt extinguishment	—	—	2,099,892
Net liabilities assumed in excess of assets acquired in merger	—	—	(282,752)
Changes in operating assets and liabilities:
Prepaid expenses	267,898	(254,763)	(501,505)
State tax credit receivable	205,727	(628,806)	(575,400)
Security deposit	—	—	(87,740)
Accounts payable and accrued expenses	(205,878)	(666,085)	6,849,157

Net cash used in operating activities	(2,938,541)	(3,254,156)	(73,172,695)
Cash flows from investing activities:
Short term investments—purchased	—	—	(5,921,825)
Short term investments—liquidated	—	—	5,948,775
Acquisition of equipment	—	—	(117,233)

Net cash used in investing activities	—	—	(90,283)
Cash flows from financing activities:
Issuance of common and preferred stock	—	—	48,719,673
Issuance of common stock of controlled subsidiary	1,800,000	—	27,974,100
Finders fees and expenses—combined	(185,000)	—	(3,967,302)
Issuance of debt instruments	500,000	—	1,103,163
Exercise of common stock warrants	53,334	—	372,119

Net cash provided by financing activities	2,168,334	—	74,201,753

Net (decrease) increase in cash and cash equivalents	(770,207)	(3,254,156)	938,775

Cash and cash equivalents at beginning of period	1,708,982	7,207,612	—

Cash and cash equivalents at end of period	$938,775	$3,953,456	$938,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010		Period from June 5, 1996 (inception) to March 31, 2011
Supplementary disclosure of cash flow information:
Cash paid for taxes	$12,009	$		$289,963
Supplementary disclosure of non-cash investing and financing activities:
Series A Preferred stock beneficial conversion feature accreted as a dividend	—		—	4,888,960
Series B Preferred stock beneficial conversion feature accreted as a dividend	—		—	10,495,688
Series A Preferred stock conversion rate change accreted as a dividend	—		—	(136,889)
Series B Preferred stock conversion rate change accreted as a dividend	—		—	(1,678,703)
Common stock issued to extend notes payable	—		—	100,196
Value of warrants classified as derivative liability	1,312,673		—	5,139,347
Shares issued for prepaid consulting services	$533,000		$—	$533,000

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

        From inception through March 31, 2011, Callisto has sustained cumulative net losses attributable to common stockholders of $137,334,635. Callisto's losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of proposed products, stock-based compensation expense, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees, as well as deemed dividends attributable to the beneficial conversion rights of convertible preferred stock at issuance. From inception through March 31, 2011, Callisto has not generated any revenue from operations. The Company expects to incur additional losses to perform further research and development activities and does not currently have any commercial biopharmaceutical products, and does not expect to have such for several years, if at all.

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

        This Report on Form 10-Q for Callisto Pharmaceuticals, Inc. may contain forward-looking statements. Forward-looking statements are characterized by future or conditional verbs such as "may," "will," "expect," "intend," "anticipate," believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed elsewhere in this report, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change. All drug candidates to treat gastro-intestinal ("GI") disorders and diseases, currently plecanatide and SP-333, are being developed exclusively by Synergy Pharmaceuticals, Inc., our controlled subsidiary ("Synergy"). Use of the terms "we", "our" or "us" in connection with GI drug candidates discussed herein refer to research and development activities and plans of Synergy.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Basis of presentation and going concern:

        These condensed consolidated financial statements include Callisto and subsidiaries: (1) Callisto Research Labs, LLC (including its wholly-owned subsidiary, Callisto Pharma, GmbH (Germany—inactive)), and (2) Synergy Pharmaceuticals, Inc. (including Synergy's wholly-owned subsidiaries, Synergy-DE, Synergy Advanced Pharmaceuticals, Inc. and IgX, Ltd (Ireland—inactive)). All intercompany balances and transactions have been eliminated. These condensed consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with Callisto's audited financial statements and notes thereto for the year ended December 31, 2010, included in Form 10-K filed with the SEC on March 31, 2011. Certain items in the prior year's financial statements have been reclassified to conform to the current year's presentation.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, primarily consisting of normal adjustments, necessary for the fair presentation of the balance sheet and results of operations for the interim periods. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2011. The condensed consolidated balance sheet as of December 31, 2010 presented above was derived from the audited consolidated financial statements as of that date.

        The condensed consolidated financial statements as of March 31, 2011 and December 31, 2010 have been prepared under the assumption that Callisto will continue as a going concern for the twelve months ending December 31, 2011. Callisto's ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        Net cash used in operating activities was $2,938,541 during the three months ended March 31, 2011 as compared to $3,254,156 for the three months ended March 31, 2010 and $73,172,695 during the period from June 5, 1996 (inception) to March 31, 2011. During the three months ended March 31, 2011 and 2010 Callisto incurred net losses attributable to common stockholders of $1,761,367 and $18,165,173, respectively and $137,334,635 during the period from June 5, 1996 (inception) to March 31, 2011. To date, Callisto's sources of cash have been primarily limited to the sale of equity securities and issuance of debt instruments. Net cash provided by financing activities for the three months ended March 31, 2011 and 2010 and for the period from June 5, 1996 (inception) to March 31, 2011, was $2,168,334, $0, and $74,201,753, respectively.

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

3. Recent Accounting Pronouncements

        In April 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-13, "Compensation—Stock Compensation (Topic 718)—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Callisto adopted this standard on January 1, 2011 and such adoption did not have a material effect on its results of operation or its financial position.

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

(Unaudited)

4. Accounting for share-based payments (Continued)

Callisto options

        Stock based compensation expense, related to Callisto employee and non-employee share based payments, has been recognized in operating results as follow:

	Three Months Ended March 31,
			June 5, 1996 (Inception) to March 31, 2011
	2011	2010
Employees—included in research and development	$—	$4,582	$2,692,157
Employees—included in general and administrative	5,886	9,858	4,834,849
Non-employee—research and development	—	—	102,750
Non-employee—general and administrative	(28,693)	75,282	9,910,210

Total stock based compensation expense	$(22,807)	$89,722	$17,539,966

        The unrecognized compensation cost related to employee non-vested Callisto stock options outstanding at March 31, 2011, net of expected forfeitures, was $40,540 to be recognized over a weighted average vesting period of approximately 1.75 years.

        The estimated fair value of each Callisto stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the three months ended March 31, 2011 and 2010.

	Three months ended March 31,
	2011		2010
Risk free interest rate	(*	)%	2.38%
Dividend yield	(*	)	n/a
Expected volatility	(*	)%	100%
Expected term	(*	)	5 years

(*)
No options granted during the quarter ended March 31, 2011, see below

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Accounting for share-based payments (Continued)

A summary of stock option activity and of changes in Callisto stock options outstanding under Callisto's plans is presented below:

	Number of options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2010	7,971,872	$0.08 - 3.60	$1.46	$394,520	4.2 years
Granted		$—	$—	—
Forfeitures	(557,000)	$0.66 - 1.25	$1.11	—

Balance outstanding, March 31, 2011	7,414,872	$0.08 - 3.60	$1.49	$277,280	4.1 years

Exercisable as of March 31, 2011	5,595,872	$0.08 - 3.60	$1.43	$104,960	3.7 years

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

	Three Months Ended March 31,
			November 15, 2005 (inception) to March 31, 2011
	2011	2010
Employees—included in research and development	$36,749	$49,459	$556,339
Employees—included in general and administrative	44,618	58,955	726,099
Non-employees—included in research and development	8,362	8,362	103,009
Non-employees—included in general and administrative	57,731	71,599	908,616

Total stock-based compensation expense	$147,460	$188,375	$2,294,063

        The unrecognized compensation cost related to non-vested employee stock options outstanding at March 31, 2011, net of expected forfeitures, was $159,826 to be recognized over a weighted-average remaining vesting period of approximately three months. This unrecognized cost does not include amounts related to stock options which vest upon change of control.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Accounting for share-based payments (Continued)

        The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the following periods indicated.

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
Risk-free interest rate	(*	)	2.71%
Dividend yield	(*	)	—
Expected volatility	(*	)	90%
Expected term (in years)	(*	)	6.0 yrs

(*)
No stock options granted during this period.

        On March 1, 2010, a majority of Synergy's shareholders acting by written consent approved an amendment to the Plan increasing the number of shares reserved under the Plan to 15,000,000 shares. A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2010	8,604,016	$0.25 - 0.95	$0.51	$25,763,002	8.4 years
Granted	—	—	—
Exercised	—	—	—
Forfeited	(214,939)	$0.25 - 0.70	$0.46

Balance outstanding, March 31, 2011	8,389,077	$0.25 - 0.95	$0.51	$27,961,736	8.2 years
Exercisable at March 31, 2011	2,683,343	$0.25 - 0.95	$0.30	$9,510,701	7.3 years

5. Notes Payable

        On February 8, 2011, Synergy entered into a loan agreement (the "Agreement") with an investor (the "Lender"), pursuant to which the Lender agreed to lend an aggregate $950,000 to Synergy. Simultaneously with the execution and delivery of the Agreement, Synergy issued a note to the Lender in the principal amount of $500,000 (the "First Note"). Synergy had the option to issue an additional note to the Lender in the principal amount of $450,000 beginning February 21, 2011 (the "Second Note" and with the First Note, the "Notes"). The Notes bear interest at 17% per annum and are payable on April 1, 2011. As of March 31, 2011 Synergy had not borrowed under the Second Note. The First Note principal and interest totaling $511,877 was paid when due on April 1, 2011 and the loan agreement was terminated.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Research and Development Expense

        In accordance with FASB ASC Topic 730-10-55, "Research and Development", Synergy recorded research and development expense of $ 407,445 and $ 683,182 in prepaid research and development as of March 31, 2011 and December 31, 2010, respectively, for nonrefundable deposits on production of drug substance of our drug candidate plecanatide and analytical testing services of our drug candidate SP-333. In accordance with this guidance, Synergy expenses these advance payments when drug compound is delivered and services are performed.

7. State Tax Credit Receivable

        As of December 31, 2010 Callisto had recorded a New York State Qualified Employer Tax Credit receivable totaling $531,127 and Synergy had recorded a $250,000 New York City biotechnology refundable tax credit. During the quarter ended March 31, 2011 the Company collected $205,727 of the New York State credit and the balance of this credit $325,400 was collected on April 5, 2011. The New York City tax credits of $250,000 remains a receivable as of March 31, 2011.

8. Net Loss per Share

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

        The following table sets forth the potentially dilutive effect of all outstanding derivative instruments which were not included in weighted average common shares outstanding as of:

	March 31, 2011	March 31, 2010
Common Shares outstanding	158,466,071	54,290,548
Potentially dilutive common shares issuable upon:
Exercise of warrants	10,265,332	84,842,576
Exercise of Callisto stock options	7,414,872	8,350,038
Conversion of Series A Convertible Preferred Stock	222,222	1,333,333
Conversion of Series B Convertible Preferred Stock	0	1,014,166

Total fully diluted	176,368,497	149,830,661

9. Derivative Financial Instruments

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

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Derivative Financial Instruments (Continued)

Callisto Derivative Instruments

        Based upon the Company's analysis of the criteria contained in ASC Topic 815-40 and ASC Topic 815-10, certain warrants (the "New Warrants") issued in connection with the issuance of the 11% Notes are accounted for as derivative liabilities on the Company's Balance Sheet.

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

        The Company estimates the fair value of the warrants using the Black-Scholes option pricing model. The assumptions used for the three months ended March 31, 2010 are noted in the following table:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
Expected warrant term	(*	)	7.55 - 8.01 years
Risk-free interest rate	(*	)	3.39%
Expected volatility	(*	)	100%
Dividend yield	(*	)	0%

(*)
During the quarter ended and as of March 31, 2011 Callisto had no warrants outstanding which required liability accounting treatment in accordance with ASC Topic 815-40.

        Expected volatility is based on historical volatility of the Company's common stock. The New Warrants have a transferability provision and based on guidance provided in SAB 107 for options issued with such a provision, we used the full contractual term as the expected term of the New Warrants. The risk free rate is based on the U.S. Treasury security rates for maturities consistent with the expected term of the New Warrants.

        On June 30, 2010, the price protection provision included in the New Warrants, which required derivative liability accounting, expired. As a result of the expiration of this provision, Callisto measured the fair value of the outstanding warrants through June 30, 2010, recognizing any changes in fair value of the derivative in earnings and then reclassified the derivative instrument liability as of June 30, 2010 into stockholders' equity. Subsequent to June 30, 2010 Callisto has accounted for the New Warrants as components of stockholders' equity until they were exchanged for common stock during the quarter ended December 31, 2010.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Derivative Financial Instruments (Continued)

        The following table sets forth the components of changes in the Company's long term derivative financial instruments liability balance for the periods indicated:

Date	Description	New Warrants	Derivative Instrument Liability
12/31/2009	Balance of derivative financial instruments December 31, 2009	68,883,536	$11,870,369
3/31/2010	Change in fair value of New Warrants during the quarter ended March 31, 2010	—	17,062,145

3/31/2010	Balance of derivative financial instruments March 31, 2010	68,883,536	$28,932,514
6/30/2010	Change in fair value of New Warrants during the quarter ended June 30, 2010	—	(1,420,784)
6/30/2010	Reclassification of derivative liability to stockholder's equity upon expiration of supplemental condition (price protection)	—	(27,511,730)

12/30/2010	New Warrants exchanged for common stock upon conversion of Notes	(68,883,536)	—

12/31/2010 and 3/31/11	Balance of derivative financial instruments December 31, 2010 and March 31, 2011	—	$—

Callisto Fair Value Measurements

        The unrealized losses on the derivative liabilities are recorded as a change in derivative liabilities in the Company's statement of operations. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC Topic 820. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency were classified as Level 3. As of March 31, 2011 and December 31, 2010 Callisto had no financial instruments or related derivative liabilities requiring fair value measurements.

Synergy Derivative Financial Instruments

        Based upon Synergy's analysis of the criteria contained in ASC Topic 815-40, Synergy has determined that the warrants issued in connection with its registered direct offerings must be recorded as derivative liabilities. In accordance with ASC Topic 815-40, the warrants are also being re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value is being recorded in the Company's statement of operations.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Derivative Financial Instruments (Continued)

        Synergy estimates the fair value of the warrants using the Black-Scholes option pricing model in order to determine the associated derivative instrument liability and change in fair value described above. Synergy did not have derivative instruments outstanding during the quarter ended March 31, 2010. The range of assumptions used to determine the fair value of the warrants at the end of and during each period indicated were:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Estimated fair value of Synergy common stock	$2.43 - $3.13	(*	)
Expected warrant term	4,25 - 7.0 years	(*	)
Risk-free interest rate	1.80% - 2.9%	(*	)
Expected volatility	90%	(*	)
Dividend yield	—	(*	)

(*)
No derivative instruments issued or outstanding during the quarter ended March 31, 2010. See table below

        Estimated fair value of the stock is based on an apportionment of the unit price paid for the shares and warrants issued in Synergy's registered direct offerings, which were deemed to be arms-length negotiated prices. Expected volatility is based on historical volatility of the Synergy's common stock. The warrants have a transferability provision and based on guidance provided in SAB 107 for instruments issued with such a provision, Synergy used the full contractual term as the expected term of the warrants. The risk free rate is based on the U.S. Treasury security rates for maturities consistent with the expected remaining term of the warrants.

        The following table sets forth the components of changes in the Synergy's derivative financial instruments liability balance for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability
12/31/2009	Balance of derivative financial instruments liability	—	$—

6/30/2010	Fair value of new warrants issued during the quarter	648,000	$1,045,214
9/30/2010	Fair value of new warrants issued during the quarter	103,703	$163,905
9/30/2010	Change in fair value of warrants during the quarter	—	$(110,937)

9/30/2010	Balance of derivative financial instruments liability	751,703	$1,098,182
12/31/2010	Fair value of new warrants issued during the quarter	705,235	$2,575,624
12/31/2010	Change in fair value of warrants during the quarter	—	$(185,847)

12/31/2010	Balance of derivative financial instruments liability	1,456,938	$3,487,959
3/31/2011	Fair value of new warrants issued during the quarter	420,000	$1,312,673
3/31/2011	Change in fair value of warrants during the quarter	—	$338,715

3/31/2011	Balance of derivative financial instruments liability	1,876,938	$5,139,347

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Derivative Financial Instruments (Continued)

Synergy Fair Value Measurements

        The following table presents the Company's liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2010 and March 31, 2011:

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2011
Derivative liabilities related to Warrants	$—	$—	$3,487,959	$3,487,959	$—	$—	$5,139,347	$5,139,347

        The following table sets forth a summary of changes in the fair value of the Company's Level 3 liabilities for the three months ended March 31, 2011:

Description	Balance at December 31, 2010	Fair Value of warrants upon issuance	Unrealized (gains) or losses	Balance as of March 31, 2011
Derivative liabilities related to Warrants	$3,487,959	$1,312,673	$338,715	$5,139,347

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

10. Stockholders' deficit

        On March 4, 2011, Synergy closed a financing with a non-U.S. investor which raised gross proceeds of $1,800,000 in a registered direct offering. Synergy issued to the investor 600,000 shares of its common stock and warrants to purchase 420,000 shares of common stock. The purchase price paid by the investor was $3.00 for each unit. The warrants expire after seven years and are exercisable at $3.10 per share. Synergy paid fees to a non-US selling agent and legal expenses totaling $185,000 on this offering.

        On February 28, 2011 and March 8, 2011 Callisto entered into consulting agreements with two financial advisors who agreed to receive an aggregate of 850,000 of Callisto common stock, with a fair value of $533,000, as full compensation for their services, which has been recorded as prepaid expense to be amortized over the term of the agreements.

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

        The carrying value of the Notes extinguished, including accrued but unpaid interest, was $709,639. In accordance with ASC Topic 405-20 Callisto calculated the difference between (i) the fair value of the Warrants received plus the carrying value of Notes extinguished and (ii) the fair value of the common stock issued to the note and warrant holders. This resulted in a loss of $2,099,892 on extinguishment of the debt, which was recorded in the statement of operations during the quarter ended December 31, 2010.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Stockholders' deficit (Continued)

        The following table summarizes the financial impact of the 11% Notes payable and the related interest expense for the period from January 1, 2010 through December 31, 2010:

	11% Notes Payable	Interest expense
January 1, 2010	$487,130
Accretion of 11% Note discount to interest expense	144,116	144,116
11% nominal interest expense quarter ended March 31, 2010	16,360	16,360
Loss on extinguishment	23,497	23,497
Common shares issued in exchange for modification of notes payable	—	100,196

March 31, 2010	$671,103	$284,169
11% nominal interest expense quarter ended June 30, 2010	16,542	16,542

June 30, 2010	$687,645	$300,711
11% nominal interest expense quarter ended September 30, 2010	16,723	16,723

September 30, 2010	$704,368	$317,434
11% nominal interest expense through October 29, 2010	5,271	5,271
Extinguishment on Notes payable on October 29, 2010	(709,639)	—

December 31, 2010 and March 31, 2011	$—	$322,705

11. Subsequent Events

        On April 1, 2011 Synergy repaid the First Note principal and interest totaling $511,877 and the Agreement discussed in Note 5 above was terminated.

        On May 2, 2011, Synergy entered into a securities purchase agreement with certain investors to raise gross proceeds of $1,300,002 in a registered direct offering. The Company issued to the investors 433,334 shares of its common stock and warrants to purchase 433,334 shares of common stock. The purchase price paid by the investors was $3.00 for each unit. The warrants expire after seven years and are exercisable at $3.25 per share. Based upon the Company's analysis of the criteria contained in ASC Topic 815-40, Synergy has determined that the warrants issued in connection with this registered direct offering must be recorded as derivative liabilities with a charge to additional paid in capital.

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

        The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010 and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Callisto's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. All drug candidates to treat GI disorders and diseases, currently plecanatide and SP-333, are being developed exclusively by Synergy Pharmaceuticals, Inc., our controlled subsidiary ("Synergy"). Use of the terms "we", "our" or "us" in connection with GI drug candidates discussed herein refer to research and development activities and plans of Synergy.

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

RECENT DEVELOPMENTS

        On May 2, 2011, we entered into a securities purchase agreement with certain investors to raise gross proceeds of $1,300,002 in a registered direct offering. We issued to the investors 433,334 shares of our common stock and warrants to purchase 433,334 shares of common stock. The purchase price paid by the investors was $3.00 for each unit. The warrants expire after seven years and are exercisable at $3.25 per share.

        On March 4, 2011, we closed a financing with a non-U.S. investor which raised gross proceeds of $1,800,000 in a registered direct offering. Synergy issued to the investor 600,000 shares of our common stock and warrants to purchase 420,000 shares of common stock. The purchase price paid by the investor was $3.00 for each unit. The warrants expire after seven years and are exercisable at $3.10 per share. We paid fees to a non-US selling agent and legal expenses totaling $175,000 on this offering.

FINANCIAL OPERATIONS OVERVIEW

        From inception through March 31, 2011, we have sustained cumulative net losses attributable to common stockholders of $137,334,635. Our losses have resulted primarily from expenditures incurred in connection with research and development activities related to the application and filing for regulatory approval of proposed products, stock-based compensation expense, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees, as well as deemed dividends attributable to the beneficial conversion rights of convertible preferred stock at issuance. From inception through March 31, 2011, we have not generated any revenue from operations, expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years, if at all.

        Net cash used in operating activities was $2,938,541 during the three months ended March 31, 2011 as compared to $3,254,156 for the three months ended March 31, 2010 and $73,172,695 during the period from June 5, 1996 (inception) to March 31, 2011. During the three months ended March 31, 2011 and 2010 Callisto incurred net losses attributable to common stockholders of $1,761,367 and $18,165,173, respectively and $137,334,635 during the period from June 5, 1996 (inception) to March 31, 2011. To date, Callisto's sources of cash have been primarily limited to the sale of equity securities and issuance of debt instruments. Net cash provided by financing activities for the three months ended March 31, 2011 and 2010 and for the period from June 5, 1996 (inception) to March 31, 2011, was $2,168,334, $0, and $74,201,753, respectively.

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

OFF-BALANCE SHEET ARRANGEMENTS

        We had no off-balance sheet arrangements as of March 31, 2011.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 AND MARCH 31, 2010

        We had no revenues during the three months ended March 31, 2011 and 2010 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

        Research and development expenses increased $176,518 or 15% to $1,371,928 for the three months ended March 31, 2011 from $1,195,410 for the three months ended March 31, 2010. This increase in research and development expenses was entirely attributable to continuing the development of our plecanatide product candidate. These expenses included (i) program expenses including animal studies, analytical testing, clinical data monitoring and patient costs of approximately $1,061,000, as compared to $896,000 during the three months ended March 31, 2010, (ii) in-house staff salaries and wages, stock based compensation and employee benefits of approximately $253,000, as compared to $215,000 during the three months ended March 31, 2010 as we hired additional product development personnel, partially offset by (iii) lower scientific and regulatory advisory fees and expenses of approximately $56,000, as compared to $79,000 during the three months ended March 31, 2010.

        General and administrative expenses for the three months ended March 31, 2011 increased $526,057 or 37%, to $1,959,844 for the three months ended March 31, 2011 from $1,433,787 for the three months ended March 31, 2010. These expenses primarily include (i) higher facilities cost of approximately $226,000 as compared to $190,000 during the three months ended March 31, 2010, (ii) higher consultants and financial advisors fees of approximately $1,269,000, as compared to $282,000 during the three months ended March 31, 2010, partially offset by (iii) salaries and wages, stock based compensation and related employee benefits of approximately $172,000, as compared to $452,000 during the three months ended March 31, 2010 (iv) accounting, corporate legal and tax services of approximately $247,000, as compared to $454,000.

        Net loss attributable to common stockholders for the three months ended March 31, 2011 decreased $16,403,806 to $1,761,367 compared to a net loss of $18,165,173 incurred for the three months ended March 31, 2010. The increased net loss is the result of higher research and development, and general and administrative expenses discussed above, plus the following non-operating expenses for the periods indicated.

	Quarter Ended 03/31/2011	Quarter Ended 03/31/2010	Change ($)
Loss from Operations	$(3,331,772)	$(2,629,197)	$(702,575)
Interest and dividend income	51	16,475	(16,424)
State tax credit	—	628,806	(628,806)
Interest expense and other expenses	(12,414)	(284,169)	271,755
Change in FV of financial instruments	(338,715)	(17,062,145)	16,723,430
Net loss attributable to noncontrolling interest	1,921,483	1,165,057	756,426
Net loss attributable to common stockholders	$(1,761,367)	$(18,165,173)	$16,403,806

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2011 we had $938,775 in cash and cash equivalents, compared to $1,708,982 as of December 31, 2010. Net cash used in operating activities was $2,938,541 during the three months ended March 31, 2011 as compared to $3,254,156 for the three months ended March 31, 2010.To date our sources of cash have been primarily limited to the sale of equity securities. Net cash provided by financing activities for the three months ended March 31, 2011 and 2010 and for the period from June 5, 1996 (inception) to March 31, 2011, was $2,168,334, $0, and $74,201,753, respectively.

        As of March 31, 2011, we had a negative working capital of $4,823,730, as compared to a negative working capital of $3,806,899 on December 31, 2010.

        On February 8, 2011, Synergy entered into a loan agreement (the "Agreement") with an investor (the "Lender"), pursuant to which the Lender agreed to lend an aggregate $950,000 to us. Simultaneously with the execution and delivery of the Agreement, we issued a note to the Lender in the principal amount of $500,000 (the "First Note") which was payable on April 1, 2011 and accrued interest at 17% per annum. The First Note principal and interest totaling $511,877 was paid when due on April 1, 2011.

        On March 4, 2011, Synergy closed a financing with a non-U.S. investor which raised gross proceeds of $1,800,000 less a total of $185,000 for offering expenses in connection with this registered direct offering. We issued to the investor 600,000 shares of Synergy common stock and warrants to purchase 420,000 shares of Synergy common stock. The purchase price paid by the investor was $3.00 for each unit. The warrants expire after seven years and are exercisable at $3.10 per share.

        On May 2, 2011, Synergy entered into a securities purchase agreement with certain investors to raise gross proceeds of $1,300,002 in a registered direct offering. Synergy issued to the investors 433,334 shares of Synergy common stock and warrants to purchase 433,334 shares of Synergy common stock. The purchase price paid by the investors was $3.00 for each unit. The warrants expire after seven years and are exercisable at $3.25 per share.

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

        Our consolidated financial statements as of March 31, 2011 and December 31, 2010 have been prepared under the assumption that we will continue as a going concern for the twelve months ending December 31, 2011. Our independent registered public accounting firm has issued a report dated March 31, 2011 that included an explanatory paragraph referring to our recurring losses from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CRITICAL ACCOUNTING POLICIES

        Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of our Annual Report on Form 10-K as of and for year ended December 31, 2010, filed with the SEC on March 31, 2011. There have been no changes to our critical accounting policies since December 31, 2010.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk on the fair values of certain assets is related to credit risk associated with securities held in short term investment accounts, commercial paper included in short term money market accounts and the FDIC insurance limit on our bank balances. At March 31, 2011 we had no balances in money market balances that was exposed to market risk.

ITEM 4.    CONTROLS AND PROCEDURES

        Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2011, our Chief Executive Officer and Principal Financial Officer have concluded that as of March 31, 2011, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

        In connection with the preparation of our annual financial statements, our management performed an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. Management's assessment included an evaluation of the design of our internal control over financial reporting and the operational effectiveness of those controls. Based on this evaluation, management determined that, as of December 31, 2010, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management's assessment were (i) an effective whistle-blower program or other comparable mechanism and (ii) an ongoing program to manage identified fraud risks. As of December 31, 2010, we did not maintain effective internal control over financial reporting. As defined by Regulation S-X, Rule 1-02(a)(4), a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        As of March 31, 2011, we are in the process of remediating the material weakness which existed at December 31, 2010. If these remedial measures are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future.

        There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting during the quarter ended March 31, 2011.

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

CALLISTO PHARMACEUTICALS, INC. (Registrant)
Date: May 16, 2011	By:	/s/ GARY S. JACOB Gary S. Jacob Chief Executive Officer
Date: May 16, 2011	By:	/s/ BERNARD F. DENOYER Bernard F. Denoyer Senior Vice President, Finance