Form 10-Q
period 2011-06-30
CALLISTO PHARMACEUTICALS INC
filed 2011-08-15
CIK 1142380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of the registrant’s shares of common stock outstanding was 158,516,071 as of August 12, 2011.

CALLISTO PHARMACEUTICALS, INC.

FORM 10-Q

CONTENTS

		Page
PART I—FINANCIAL INFORMATION		4
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	4
	Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2011 and 2010 (unaudited) and the period June 5, 1996 (Inception) to June 30, 2011 (unaudited)	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period June 5, 1996 (Inception) to June 30, 2011 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (unaudited) and for the period June 5, 1996 (Inception) to June 30, 2011 (unaudited)	15
	Notes to Condensed Consolidated Financial Statements (unaudited)	17
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31
PART II—OTHER INFORMATION		33
Item 6.	Exhibits	33
Signatures		34

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Callisto’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. All drug candidates to treat GI disorders and diseases, currently plecanatide and SP-333, are being developed exclusively by Synergy Pharmaceuticals, Inc., our controlled subsidiary (“Synergy”). Use of the terms “we”, “our” or “us” in connection with GI drug candidates discussed herein refer to research and development activities and plans of Synergy.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

CALLISTO PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$598,104	$1,708,982
Prepaid expenses and other	969,399	769,403
Tax credits receivable	250,000	781,127

Total Current Assets	1,817,503	3,259,512
Property and equipment, net	6,763	9,397
Security deposits	87,740	87,740

Total Assets	$1,912,006	$3,356,649

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$4,382,375	$4,755,361
Accrued expenses	2,306,145	2,311,050
Total Current Liabilities	6,688,520	7,066,411
Derivative financial instruments, at estimated fair value—warrants	7,958,506	3,487,959

Total Liabilities	14,647,026	10,554,370
Commitments and contingencies
Stockholders’ Deficit:
Series A convertible preferred stock, par value $0.0001, 700,000 shares authorized, 8,000 shares outstanding at June 30, 2011 and December 31, 2010	1	1
Series B convertible preferred stock, par value $0.0001, 2,500,000 shares authorized, no shares outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, par value of $.0001 per share: 225,000,000 shares authorized; 158,516,071 and 157,509,404 shares outstanding at June 30, 2011 and December 31, 2010, respectively	15,852	15,751
Additional paid-in capital	142,565,138	139,496,452
Deficit accumulated during development stage	(139,835,231)	(135,573,268)

Total Stockholders’ Equity	2,745,760	3,938,936
Non-controlling interest	(15,480,780)	(11,136,657)

Total Stockholders’ Deficit	(12,735,020)	(7,197,721)

Total Liabilities and Stockholders’ Deficit	$1,912,006	$3,356,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		June 5, 1996 (Inception) to
	2011	2010	2011	2010	June 30, 2011
Revenues	$—	$—	$—	$—	$—
Costs and expenses:
Research and development	2,356,099	4,402,155	3,728,027	5,597,565	49,560,509
Government grants	—	—	—	—	(1,135,318)
Purchased in process research and development	—	—	—	—	6,944,553
General and administrative	1,875,688	1,604,747	3,835,532	3,038,534	56,541,633

Loss from operations	(4,231,787)	(6,006,902)	(7,563,559)	(8,636,099)	(111,911,377)
Interest and investment income	3	7,675	54	24,150	914,936
State tax credit	—	—	—	628,806	1,025,606
Interest and other expense	6,208	(16,542)	(6,206)	(300,711)	(937,453)
Loss on debt extinguishment	—	—	—	—	(2,099,892)
Change in fair value of derivative instruments—warrants	(697,660)	1,420,784	(1,036,375)	(15,641,361)	(23,203,691)

Net loss	(4,923,236)	(4,594,985)	(8,606,086)	(23,925,215)	(136,211,871)
Net Loss of subsidiary attributable to noncontrolling interest	2,422,640	2,870,134	4,344,123	4,035,191	15,480,780

Net loss attributable to controlling interest	(2,500,596)	(1,724,851)	(4,261,963)	(19,890,024)	(120,731,091)
Series A Preferred stock beneficial conversion feature accreted as a dividend	—	—	—	—	(4,888,960)
Series B Preferred stock beneficial conversion feature accreted as a dividend	—	—	—	—	(10,495,688)
Series A Preferred stock conversion rate change accreted as a dividend	—	—	—	—	(136,889)
Series B Preferred stock conversion rate change accreted as a dividend	—	—	—	—	(1,678,703)
Cumulative effect of adopting ASC Topic 815 January 1, 2009	—	—	—	—	(1,903,900)

Net loss available to common stockholders	$(2,500,596)	$(1,724,851)	$(4,261,963)	$(19,890,024)	$(139,835,231)

Weighted average shares outstanding:
basic and diluted	158,506,181	54,420,023	158,078,170	54,146,561

Net loss per common share :
basic and diluted	$(0.02)	$(0.03)	$(0.03)	$(0.37)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

	Common Stock	Common Stock Par Value	Additional Paid in Capital	Unamortized Deferred Stock Based Compensation	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2004	29,219,102	$2,922	$39,910,186	$(2,302,534)	$(33,361,197)	$4,249,377
Net loss for the year	—	—	—	—	(11,779,457)	(11,779,457)
Deferred stock-based compensation—new grants	—	—	1,571,772	(1,571,772)	—	—
Amortization of deferred stock-based compensation	—	—	—	2,290,843	—	2,290,843
Variable accounting for stock options	—	—	75,109	—	—	75,109
Common stock issued via private placement:
March 2005	1,985,791	198	3,018,203	—	—	3,018,401
August 2005	1,869,203	187	1,812,940	—	—	1,813,127
Finders fees and expenses	—	—	(176,249)	—	—	(176,249)
Exercise of common stock warrant	125,000	13	128,737	—	—	128,750
Common stock issued for services	34,000	3	47,177	—	—	47,180

Balance, December 31, 2005	33,233,096	$3,323	$46,387,875	$(1,583,463)	$(45,140,654)	$(332,919)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(Unaudited)

	Series A Convertible Preferred Shares	Series A Convertible Preferred Stock	Series B Convertible Preferred Shares	Series B Convertible Preferred Stock	Common Shares	Common Stock Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Non- Controlling Interest	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2008	98,000	$10	1,137,050	$114	49,556,661	4,955	$86,799,951	$(90,987,267)	$—	$(4,182,237)
Cumulative effect of adoption of ASC Topic 815	—	—	—	—	—	—	(181,732)	(1,903,900)	—	(2,085,632)
Net Loss	—	—	—	—	—	—	—	(15,073,021)	(3,282,393)	(18,355,414)
Stock based compensation expense	—	—	—	—	—	—	1,119,856	—	—	1,119,856
Conversion of Series A preferred stock to common stock	(35,000)	(4)	—	—	894,445	89	(85)	—	—	—
Conversion of Series B preferred stock to common stock	—	—	(122,884)	(12)	2,963,236	296	(284)	—	—	—
Private placements of common stock of majority owned subsidiary	—	—	—	—	—	—	15,970,100	—	—	15,970,100
Fees and expenses associated with private placements of majority owned subsidiary	—	—	—	—	—	—	(260,002)	—	—	(260,002)
Preferred Stock dividend attributable to reset of conversion price in conjunction with waiver of liquidation preference	—	—	—	—	—	—	1,815,592	(1,815,592)	—	—
Cashless Conversion of Warrants to Common Stock	—	—	—	—	193,769	19	(19)	—	—	—

Balance December 31, 2009	63,000	$6	1,014,166	$102	53,608,111	$5,359	$105,263,377	$(109,779,780)	$(3,282,393)	$(7,793,329)
Net Loss	—	—	—	—	—	—	—	(25,793,488)	(7,854,264)	(33,647,752)
Stock based compensation expense	—	—	—	—	—	—	854,651	—	—	854,651
Conversion of Series A preferred stock to common stock	(55,000)	(5)	—	—	1,527,777	153	(148)	—	—	—
Conversion of Series B preferred stock to common stock	—	—	(1,014,166)	(102)	28,171,278	2,817	(2,715)	—	—	—
Common shares in exchange for modification of convertible notes	—	—	—	—	265,770	27	100,169	—	—	100,196
Extinguishment on debt	—	—	—	—	—	—	2,809,531	—	—	2,809,531
Cashless conversion of Warrants to common stock upon extinguishment of convertible notes	—	—	—	—	72,355,769	7,236	(7,236)	—	—	—
Warrants exchanged	—	—	—	—	1,505,699	151	(151)	—	—	—
Direct offering of common stock of controlled subsidiary	—	—	—	—	—	—	7,179,000	—	—	7,179,000
Fair value of warrants issued in connection with controlled subsidiary registered direct offerings reclassified to derivative liability	—	—	—	—	—	—	(3,784,743)	—	—	(3,784,743)
Fees and expenses associated with direct offering of controlled subsidiary	—	—	—	—	—	—	(468,130)	—	—	(468,130)
Reclassification of derivative liability to equity upon termination of price protection	—	—	—	—	—	—	27,511,730	—	—	27,511,730
Common stock issued as settlement for director’s fees	—	—	—	—	75,000	8	41,117	—	—	41,125

Balance December 31, 2010	8,000	$1	—	$—	157,509,404	$15,751	$139,496,452	$(135,573,268)	$(11,136,657)	$(7,197,721)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(Unaudited)

	Series A Convertible Preferred Shares	Series A Convertible Preferred Stock	Common Shares	Common Stock Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Non- Controlling Interest	Total Stockholders’ Equity (Deficit)
Balance December 31, 2010	8,000	$1	157,509,404	$15,751	$139,496,452	$(135,573,268)	$(11,136,657)	$(7,197,721)
Net Loss	—	—	—	—	—	(4,261,963)	(4,344,123)	(8,606,086)
Stock based compensation expense					294,444			294,444
Common stock issued for services	—	—	850,000	85	532,915	—	—	533,000
Direct offering of common stock of controlled subsidiary	—	—	—	—	5,461,242	—	—	5,461,242
Fees and expenses associated with direct offering of controlled subsidiary	—	—	—	—	(395,620)	—	—	(395,620)

Warrants exercise	—	—	106,667	11	53,323	—	—	53,334
Warrants issued in connection with controlled subsidiary registered direct offering reclassified to derivative liability -net	—	—	—	—	(3,434,172)	—	—	(3,434,172)
Exercise of warrants-controlled subsidiary	—	—	—	—	415,309	—	—	415,309
Common stocks issued for settlement of directors’ fee	—	—	50,000	5	41,245	—	—	41,250
Sale of option to purchase shares of controlled subsidiary	—	—	—	—	100,000	—	—	100,000

Balance June 30, 2011	8,000	$1	158,516,071	$15,852	$142,565,138	$(139,835,231)	$(15,480,780)	$(12,735,020)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2011	Six months ended June 30, 2010	Period from June 5, 1996 (inception) to June 30, 2011
Cash flows from operating activities:
Net loss	$(8,606,086)	$(23,925,215)	$(136,211,871)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,634	2,634	110,469
Purchase discount accreted as interest income on U.S.Treasury bills	—	—	(26,950)
Stock-based compensation expense	469,444	449,951	20,178,820
Purchased in-process research and development (non-cash portion)	—	—	6,841,053
Interest expense on notes	—	300,711	759,400
Stock-based liquidated damages	—	—	579,696
Change in fair value of derivative instruments—warrants	1,036,375	15,641,361	23,203,691
Loss on debt extinguishment			2,099,892
Net liabilities assumed in excess of assets acquired in merger	—	—	(282,752)
Changes in operating assets and liabilities:
Prepaid expenses	158,004	848,825	(611,399)
State tax credit receivable	531,127	(628,806)	(250,000)
Security deposit	—	—	(87,740)
Accounts payable and accrued expenses	(336,641)	1,204,000	6,718,394

Net cash used in operating activities	(6,745,143)	(6,106,539)	(76,979,297)
Cash flows from investing activities:
Short term investments—purchased	—	—	(5,921,825)
Short term investments—liquidated	—	—	5,948,775
Acquisition of equipment	—	—	(117,233)
Net cash used in investing activities	—	—	(90,283)
Cash flows from financing activities:
Issuance of common and preferred stock	—	—	48,719,673
Issuance of common stock of controlled subsidiary	5,461,242	255,000	31,635,342
Proceeds from exercise of warrants of controlled subsidiary	415,309	—	415,309
Finders fees and expenses-combined	(395,620)	(25,000)	(4,177,922)
Issuance of debt instruments	—	—
Exercise of common stock warrants	53,334	—	372,119
Proceeds from sale of note	—		603,163
Proceeds from sale of stock option	100,000		100,000
Net cash provided by financing activities	5,634,265	230,000	77,667,684
Net (decrease) increase in cash and cash equivalents	(1,110,878)	(5,876,539)	598,104
Cash and cash equivalents at beginning of period	1,708,982	7,207,612	—

Cash and cash equivalents at end of period	$598,104	$1,331,073	$598,104

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six months ended June 30, 2011	Six months ended June 30, 2010	Period from June 5, 1996 (inception) to June 30, 2011
Supplementary disclosure of cash flow information:
Cash paid for taxes	$5,147	$33,120	$17,156
Supplementary disclosure of non-cash investing and financing activities:
Series A Preferred stock beneficial conversion feature accreted as a dividend	—	—	(4,888,960)
Series B Preferred stock beneficial conversion feature accreted as a dividend	—	—	(10,495,688)
Series A Preferred stock conversion rate change accreted as a dividend	—	—	(136,889)
Series B Preferred stock conversion rate change accreted as a dividend	—	—	(1,678,703)
Director’s fees settled for shares of common stock	41,250	41,250	82,500
Cash received in escrow for June 30, 2010 direct registered offering	—	2,499,000	—
Accrued finders fees related to direct registered offering	—	261,630	—
Common stock issued to extend notes payable	—	—	100,196
Value of warrants classified as derivative liability - net	$3,434,172	$—	$7,958,506
Shares issued for consulting services recorded as prepaid and amortized over the service period	$533,000	$—	$533,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business overview:

Callisto Pharmaceuticals, Inc. (“Callisto” or the “Company”) is a development stage biopharmaceutical company, whose primary focus has been on the development of drugs to treat gastrointestinal (“GI”) disorders and diseases and rheumatoid arthritis (RA). Callisto was incorporated in the state of Delaware on June 5, 1996 (inception). Since inception, Callisto’s efforts have been principally devoted to research and development, securing and protecting patents and raising capital.

From inception through June 30, 2011, Callisto has sustained cumulative net losses available to common stockholders of $139,835,231. Callisto’s losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of proposed products, stock-based compensation expense, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees, as well as deemed dividends attributable to the beneficial conversion rights of convertible preferred stock at issuance. From inception through June 30, 2011, Callisto has not generated any revenue from operations. The Company expects to incur additional losses to perform further research and development activities and does not currently have any commercial biopharmaceutical products, and does not expect to have such for several years, if at all.

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

This Report on Form 10-Q for Callisto Pharmaceuticals, Inc. may contain forward-looking statements. Forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed elsewhere in this report, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change. All drug candidates to treat gastro-intestinal (“GI”) disorders and diseases, currently plecanatide and SP-333, are being developed exclusively by Synergy Pharmaceuticals, Inc., our controlled subsidiary (“Synergy”). Use of the terms “we”, “our” or “us” in connection with GI drug candidates discussed herein refer to research and development activities and plans of Synergy.

2. Basis of presentation and going concern:

These condensed consolidated financial statements include Callisto and subsidiaries: (1) Callisto Research Labs, LLC (including its wholly-owned subsidiary, Callisto Pharma, GmbH (Germany—inactive)), and (2) Synergy Pharmaceuticals, Inc. (including Synergy’s wholly-owned subsidiaries, Synergy-DE, Synergy Advanced Pharmaceuticals, Inc. and IgX, Ltd (Ireland—inactive)). All intercompany balances and transactions have been eliminated. These condensed consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with Callisto’s audited financial statements and notes thereto for the year ended December 31, 2010, included in Form 10-K filed with the SEC on March 31, 2011. Certain items in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, primarily consisting of normal adjustments, necessary for the fair presentation of the balance sheet and results of operations for the interim periods. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2011. The condensed consolidated balance sheet as of December 31, 2010 presented above was derived from the audited consolidated financial statements as of that date.

The condensed consolidated financial statements as of June 30, 2011 and December 31, 2010 have been prepared under the assumption that Callisto will continue as a going concern for the twelve months ending December 31, 2011. Callisto’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net cash used in operating activities was $6,745,143 during the six months ended June 30, 2011 as compared to $6,106,539 for the six months ended June 30, 2010 and $76,979,297 during the period from June 5, 1996 (inception) to June 30, 2011. During the three months and six months ended June 30, 2011 Callisto incurred net losses attributable to common stockholders of $2,500,596 and $4,261,963, respectively and $139,835,231 during the period from June 5, 1996 (inception) to June 30, 2011. Net losses attributable to common shareholders for the three months and six months ended June 30, 2010 were $1,724,851 and $19,890,024, respectively. To date, Callisto’s sources of cash have been primarily limited to the sale of equity securities and issuance of debt instruments. Net cash provided by financing activities for the six months ended June 30, 2011 and 2010 and for the period from June 5, 1996 (inception) to June 30, 2011, was $5,634,265, $230,000, and $77,667,684, respectively.

On July 11, 2011, Synergy entered into a securities purchase agreement with an investor to raise gross proceeds of $242,750 in a private placement. The Company issued to the investor 80,916 shares of its common stock and warrants to purchase 80,916 shares of common stock. The purchase price paid by the investor was $3.00 for each unit. The warrants expire after seven years and are exercisable at $3.25 per share. Synergy also paid a selling agent $16,993 and issued 6,503 warrants in connection with this transaction.

On July 28, 2011, Synergy entered into a securities purchase agreement with certain investors to raise gross proceeds of $2,336,472 in a registered direct offering. The Company issued to the investors 667,563 shares of its common stock. The purchase price paid by the investors was $3.50 for each share of common stock. Selling agent fees and expenses totaled approximately $287,000 and there were no warrants issued in connection with this transaction.

Recent worldwide economic conditions, as well as domestic and international equity and credit markets, have significantly deteriorated and may remain depressed for the foreseeable future. These developments will make it more difficult to obtain additional equity or credit financing, when needed.

Callisto will be required to raise additional capital within this year to complete the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. Callisto cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that Callisto raises additional funds by issuing equity securities, Callisto’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact Callisto’s ability to conduct business. If Callisto is unable to raise additional capital when required or on acceptable terms, Callisto may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that Callisto would otherwise seek to develop or commercialize ourselves on unfavorable terms.

3. Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-13, “Compensation—Stock Compensation (Topic 718)—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company adopted this standard on January 1, 2011 and such adoption did not have a material effect on its results of operation or its financial position.

4. Accounting for share-based payments

ASC Topic 718 “Compensation—Stock Compensation” requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. ASC Topic 718 did not change the way The Company accounts for non-employee stock-based compensation. The Company continues to account for shares of common stock, stock options and warrants issued to non-employees based on the fair value of the stock, stock option or warrant, if that value is more reliably measurable than the fair value of the consideration or services received. The Company accounts for stock options issued and vesting to non-employees in accordance with ASC Topic 505-50 “Equity-Based Payment to Non-Employees” and accordingly the value of the stock compensation to non-employees is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Accordingly the fair value of these options is being “marked to market” quarterly until the measurement date is determined.

ASC Topic 718 requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to The Company’s accumulated deficit position, no excess tax benefits have been recognized. The Company accounts for common stock, stock options, and warrants granted to employees and non-employees based on the fair market value of the instrument, using the Black-Scholes option pricing model based on assumptions for expected stock price volatility, term of the option, risk-free interest rate and expected dividend yield, at the grant date.

The Company accounts for common stock, stock options, and warrants granted to employees and non-employees based on the fair market value of the instrument, using the Black-Scholes option pricing model based on assumptions for expected stock price volatility, term of the option, risk-free interest rate and expected dividend yield, at the grant date.

Callisto options

Stock based compensation expense, related to Callisto employee and non-employee share based payments, has been recognized in operating results as follow:

	Three Months Ended June 30,		Six Months Ended June 30,		June 5, 1996 (Inception) to June 30,
	2011	2010	2011	2010	2011
Employees—included in research and development	$—	$764	$—	$5,345	$2,692,259
Employees—included in general and administrative	14,890	9,885	20,776	19,743	4,849,740

Non-employee—research and development	—	—	—	—	102,750
Non-employee—general and administrative	180,703	27,825	152,010	47,458	10,090,910

Total stock based compensation expense	$195,593	$17,176	$172,886	$72,546	$17,735,659

The unrecognized compensation cost related to employee non-vested Callisto stock options outstanding at June 30, 2011, net of expected forfeitures, was $38,861 to be recognized over a weighted average vesting period of approximately six months.

The estimated fair value of each Callisto stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the six months ended June 30, 2011 and 2010.

	Six months ended June 30,
	2011	2010
Risk free interest rate	1.85%	2.38%
Dividend yield	n/a	n/a
Expected volatility	100%	100%
Expected term	5 years	5 years

A summary of stock option activity and of changes in Callisto stock options outstanding under Callisto’s plans is presented below:

	Number of options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2010	7,971,872	$0.08 - 3.60	$1.46	$394,520	4.2 years
Granted	26,500	$0.66	$0.66	—
Forfeitures	(563,000)	$0.08-1.25	$1.10	—

Balance outstanding, June 30, 2011	7,435,372	$0.08-3.60	$1.49	$322,315	3.89 years

Exercisable as of June 30, 2011	5,610,372	$0.08-3.60	$1.43	$123,235	3.42 years

Synergy Options

Synergy adopted the 2008 Equity Compensation Incentive Plan (the “Plan”) during the quarter ended September 30, 2008. Stock options granted under the Plan typically vest after three years of continuous service from the grant date and have a contractual term of ten years. Synergy did not issue stock options prior to the quarter ended September 30, 2008. Stock-based compensation expense related to Synergy options and restricted stock units have been recognized in operating results as follow:

	Three Months Ended June 30,		Six Months Ended June 30		November 15, 2005 (inception) to
	2011	2010	2011	2010	June 30, 2011
Employees—included in research and development	$37,157	$49,804	$73,906	$99,263	$593,496
Employees—included in general and administrative	45,115	58,994	89,733	117,948	771,219
Non-employees—included in research and development	8,456	8,455	16,818	16,817	111,464
Non-employees—included in general and administrative	58,370	71,778	116,101	143,377	966,982

Total stock-based compensation expense	$149,098	$189,031	$296,558	$377,405	$2,443,161

The unrecognized compensation cost related to non-vested employee stock options outstanding at June 30, 2011, net of expected forfeitures, was $10,727 to be recognized over a weighted-average remaining vesting period of approximately three months. This unrecognized compensation cost does not include amounts related to stock options which vest upon change of control.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the following periods indicated.

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Risk-free interest rate	(*)	2.31- 2.71%
Dividend yield	(*)	—
Expected volatility	(*)	90%
Expected term (in years)	(*)	6.0 yrs

(*) No stock options granted during this period.

On March 1, 2010, a majority of Synergy’s shareholders acting by written consent approved an amendment to the Plan increasing the number of shares reserved under the Plan to 15,000,000 shares. A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2010	8,604,016	$0.25 - 0.95	$0.51	$25,763,002	8.4 years
Granted	—	—	—
Exercised	—	—	—
Forfeited	(289,939)	$0.25-0.70	$0.52
Balance outstanding, June 30, 2011	8,314,077	$0.25-0.95	$0.51	$29,887,896	7.91 years
Exercisable at June 30, 2011	2,683,343	$0.25-0.95	$0.30	$10,208,371	7.04 years

5. Notes Payable

On February 8, 2011, Synergy entered into a loan agreement (the “Agreement”) with an investor (the “Lender”), pursuant to which the Lender agreed to lend an aggregate $950,000 to Synergy. Simultaneously with the execution and delivery of the Agreement, Synergy borrowed and issued a note to the Lender in the principal amount of $500,000 (the “First Note”). Synergy had, but never exercised, the option to issue an additional note to the Lender in the principal amount of $450,000 beginning February 21, 2011 (the “Second Note” and with the First Note, the “Notes”). The Notes bore interest at 17% per annum and were payable on April 1, 2011. The First Note principal and interest totaling $511,877 was paid when due on April 1, 2011 and the loan agreement was terminated.

6. Stockholder’s Equity

On February 28, 2011 and March 8, 2011 Callisto entered into consulting agreements with two financial advisors who agreed to receive an aggregate of 850,000 of Callisto common stock, with a fair value of $533,000, as full compensation for their services, which has been recorded as prepaid expense to be amortized over the term of the agreements.

On February 19, 2011 a Callisto warrant holder exercised his warrant to purchase 107,667 shares of Callisto common stock at an exercise price of $0.50 per share yielding gross proceeds of $53,334.

On March 22, 2010, the Company reached an agreement with more than the requisite holders of 70% of the outstanding $603,163 principal amount of 11% Secured Promissory Notes due April 15, 2010 (the “Notes”) to extend the due date of the Notes to April 30, 2011. In exchange for the amendment, the Company agreed to issue to the note holders 15% of the amount of principal and interest due on the Notes as of March 31, 2010 payable in shares of common stock, or 265,770 shares of common stock. This modification of debt was considered “substantially different” and was accounted for as a modification of debt. The carrying value of the notes payable before modification in the amount of $647,606 was extinguished and the fair value of the new debt in the amount $671,103 was recorded. The difference between the carrying value and the fair value in the amount of $23,497 was recorded as interest expense. The fair value of the shares totaled $100,196 which cost was recorded as a loss on extinguishment during the six months ended June 30, 2010 and included in interest and other expense in the statement of operations.

On October 29, 2010, Callisto entered into a Note and Warrant Exchange Agreement with the holders of its Secured Promissory Notes due April 30, 2011 (the “Notes”), which were issued in December 2008 along with the related common stock purchase warrants exercisable for 68,883,536 shares of common stock (the “Warrants”), pursuant to which such holders exchanged the Notes plus accrued interest and the Warrants for an aggregate 72,355,770 shares of common stock.

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

The following table summarizes the financial impact of the 11% Notes payable and the related interest expense for the period from January 1, 2010 through December 31, 2010:

	11% Notes Payable	Interest expense
January 1, 2010	$487,130
Accretion of 11% Note discount to interest expense	144,116	144,116
11% nominal interest expense quarter ended March 31, 2010	16,360	16,360
Loss on extinguishment	23,497	23,497
Common shares issued in exchange for modification of notes payable	—	100,196

March 31, 2010	$671,103	$284,169
11% nominal interest expense quarter ended June 30, 2010	16,542	16,542

June 30, 2010	$687,645	$300,711
11% nominal interest expense quarter ended September 30, 2010	16,723	16,723

September 30, 2010	$704,368	$317,434
11% nominal interest expense through October 29, 2010	5,271	5,271
Extinguishment on Notes payable on October 29, 2010	(709,639)	—

December 31, 2010	$—	$322,705

On October 20, 2010 Callisto entered into an option agreement (the “Agreement”) with a third party (“Optionee”) granting the Optionee the right to purchase up to 2,000,000 shares of the common stock of Synergy Pharmaceuticals, Inc., currently owned by Callisto (the “Shares”) at a purchase price of $2.45 per share. On June 3, 2011 the Optionee paid Callisto $100,000 in cash for this option which may be exercised at any time during the period from the date of the Agreement until (i) October 20, 2012 with respect to 1,000,000 Shares and (ii) October 20, 2015 with respect to 1,000,000 Shares. The Company recorded this sale as an equity transaction through additional paid in capital.

On March 4, 2011, Synergy closed a registered direct offering with a non-U.S. investor which raised gross proceeds of $1,800,000. Synergy issued to the investor 600,000 shares of its common stock and warrants to purchase 420,000 shares of common stock. The purchase price paid by the investor was $3.00 for each unit. The warrants expire after seven years and are exercisable at $3.10 per share. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, the Company has determined that the warrants issued in connection with this registered direct offering must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis.

On May 2, 2011, Synergy entered into a securities purchase agreement with certain investors to raise gross proceeds of $1,300,002 in a registered direct offering. The Company issued to the investors 433,334 shares of its common stock and warrants to purchase 433,334 shares of common stock. The purchase price paid by the investors was $3.00 for each unit. The warrants expire after seven years and are exercisable at $3.25 per share. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, the Company has determined that the warrants issued in connection with this registered direct offering must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis.

From May 17 to May 23, 2011, Synergy entered into securities purchase agreements with certain investors to raise gross proceeds of $1,199,997 in a registered direct offering. The Company issued to the investors 399,999 shares of its common stock and warrants to purchase 399,999 shares of common stock. The purchase price paid by the investors was $3.00 for each unit. The warrants expire after seven years and are exercisable at $3.25 per share. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, the Company has determined that the warrants issued in connection with this registered direct offering must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis.

On June 3, 2011, a Synergy warrant holder exercised his warrants and purchased a total of 160,000 shares of common stock. Synergy raised gross proceeds of $415,309 as a result of the warrant exercise. The purchase price paid by the warrant holder was $2.50 for 98,675 shares and $2.75 for 61,235 shares. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, the Company had determined that the warrants exercised in connection with this transaction were derivative liabilities when issued and the Company had been marking this liability to market at the end of each reporting period. Upon the exercise of these warrants the fair value of the related derivative liability totaling $486,328 was reclassified to Additional Paid in Capital. (See Note 8 Derivative Financial Instruments)

From June 3 to June 15, 2011, Synergy entered into securities purchase agreements with certain investors to raise gross proceeds of $1,161,243 in a private placement. The Company issued to the investors 387,081 shares of its common stock and warrants to purchase 387,081 shares of common stock. The purchase price paid by the investors was $3.00 for each unit. The warrants expire after seven years and are exercisable at $3.25 per share. In connection with this transaction Synergy entered into a registration rights agreement with each of the investors pursuant to which Synergy agreed to register the shares of common stock and shares of common stock underlying the warrants in a resale registration statement to be filed within 45 days after the final closing of the private placement. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, the Company has determined that the warrants issued in connection with this private placement must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis.

For the six months ended June 30, 2011, Synergy paid $395,620 in selling agent fees and legal expenses related to the above financing transactions and issued 11,547 warrants to a selling agent which expire after seven years and are exercisable at $3.25 per share. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, the Company has determined that these warrants issued to selling agents were equity instruments upon issuance.

7. Derivative Financial Instruments

Effective January 1, 2009, the Company adopted provisions of ASC Topic 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity” (“ASC Topic 815-40”). ASC Topic 815-40 clarifies the determination of whether an instrument issued by an entity (or an embedded feature in the instrument) is indexed to an entity’s own stock, which would qualify as a scope exception under ASC Topic 815-10.

Callisto Derivative Instruments

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40 and ASC Topic 815-10, certain warrants (the “New Warrants”) issued in connection with the issuance of the 11% Notes are accounted for as derivative liabilities on the Company’s Balance Sheet.

In accordance with ASC Topic 815-40, the New Warrants were re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value will be recorded as non-cash valuation adjustments within other income (expense) in the Company’s statement of operations. The Company estimates the fair value of the New Warrants using the Black-Scholes option pricing model in order to determine the associated derivative instrument liability described above.

The Company estimates the fair value of the warrants using the Black-Scholes option pricing model. The assumptions used for the six months ended June 30, 2010 are noted in the following table:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Expected warrant term	(*)	7.5-8 years
Risk-free interest rate	(*)	2.7 to 3.4%
Expected volatility	(*)	100%
Dividend yield	(*)	n/a

(*) During the six months ended and as of June 30, 2011 Callisto had no warrants outstanding which required liability accounting treatment in accordance with ASC Topic 815-40.

Expected volatility is based on historical volatility of the Company’s common stock. The New Warrants have a transferability provision and based on guidance provided in SAB 107 for options issued with such a provision, we used the full contractual term as the expected term of the New Warrants. The risk free rate is based on the U.S. Treasury security rates for maturities consistent with the expected term of the New Warrants.

On June 30, 2010, the price protection provision included in the New Warrants, which required derivative liability accounting, expired. As a result of the expiration of this provision, Callisto measured the fair value of the outstanding warrants through June 30, 2010, recognizing any changes in fair value of the derivative in earnings and then reclassified the derivative instrument liability as of June 30, 2010 into stockholders’ equity. Subsequent to June 30, 2010 Callisto has accounted for the New Warrants as components of stockholders’ equity until they were exchanged for common stock during the quarter ended December 31, 2010.

The following table sets forth the components of changes in the Company’s long term derivative financial instruments liability balance for the periods indicated:

Date	Description	New Warrants	Derivative Instrument Liability
12/31/2009	Balance of derivative financial instruments December 31, 2009	68,883,536	$11,870,369
3/31/2010	Change in fair value of New Warrants during the quarter ended March 31, 2010	—	17,062,145

3/31/2010	Balance of derivative financial instruments March 31, 2010	68,883,536	$28,932,514
6/30/2010	Change in fair value of New Warrants during the quarter ended June 30, 2010	—	(1,420,784)
6/30/2010	Reclassification of derivative liability to stockholder’s equity upon expiration of supplemental condition (price protection)	—	(27,511,730)

12/30/2010	New Warrants exchanged for common stock upon conversion of Notes	(68,883,536)	—

12/31/2010 and 6/30/11	Balance of derivative financial instruments December 31, 2010 and June 30, 2011	—	$—

Callisto Fair Value Measurements

The unrealized losses on the derivative liabilities are recorded as a change in derivative liabilities in the Company’s statement of operations. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC Topic 820. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency were classified as Level 3. As of June 30, 2011 and December 31, 2010 Callisto had no financial instruments or related derivative liabilities requiring fair value measurements.

Synergy Derivative Financial Instruments

Effective January 1, 2009, Synergy adopted provisions of ASC Topic 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity” (“ASC Topic 815-40”). ASC Topic 815-40 clarifies the determination of whether an instrument issued by an entity (or an embedded feature in the instrument) is indexed to an entity’s own stock, which would qualify as a scope exception under ASC Topic 815-10.

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Synergy has determined that the warrants issued in connection with its registered direct offerings and private placements must be recorded as derivative liabilities. Accordingly the warrants are also being re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value is being recorded in the Company’s statement of operations.

The Company estimates the fair value of the warrants using the Black-Scholes model in order to determine the associated derivative instrument liability and change in fair value described above. The range of assumptions used to determine the fair value of the warrants during each period indicated were as follows:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Estimated fair value of Synergy common stock	2.56-3.30	2.64
Expected warrant term	5-7 years	5 years
Risk-free interest rate	1.18%-2.5%	1.79%
Expected volatility	90%	90%
Dividend yield	—	—

Estimated fair value of the stock is based on a Black-Scholes based apportionment of the unit price paid for the shares and warrants issued in Synergy’s registered direct offerings, which resulting stock prices were deemed to be arms-length negotiated prices. Expected volatility is based on historical volatility of Synergy’s common stock. The warrants have a transferability provision and based on guidance provided in SAB 107 for instruments issued with such a provision, Synergy used the full contractual term as the expected term of the warrants. The risk free rate is based on the U.S. Treasury security rates for maturities consistent with the expected remaining term of the warrants.

Certain of Synergy’s warrants issued during the six months ended June 30, 2011 contained a price protection clause which variable term required the Company to use a binomial model to determine fair value. The exercise price protection clause is effective on 833,333 warrants in the event of a subsequent equity sale at a price lower than $3.25 per share of common stock, for a period of two years from date of issuance. Except for this variable exercise price the input assumptions to this methodology were the same as used in our Black Scholes model indicated above.

The following table sets forth the components of changes in the Synergy’s derivative financial instruments liability balance for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability
12/31/2009	Balance of derivative financial instruments liability	—	$—

6/30/2010	Fair value of new warrants issued during the quarter	648,000	$1,045,214
9/30/2010	Fair value of new warrants issued during the quarter	103,703	$163,905
9/30/2010	Change in fair value of warrants during the quarter	—	$(110,937)

9/30/2010	Balance of derivative financial instruments liability	751,703	$1,098,182
12/31/2010	Fair value of new warrants issued during the quarter	705,235	$2,575,624
12/31/2010	Change in fair value of warrants during the quarter	—	$(185,847)

12/31/2010	Balance of derivative financial instruments liability	1,456,938	$3,487,959
3/31/2011	Fair value of new warrants issued during the quarter	420,000	$1,312,673
3/31/2011	Change in fair value of warrants during the quarter	—	$338,715
3/31/2011	Balance of derivative financial instruments liability	1,876,938	$5,139,347
6/30/2011	Fair value of new warrants issued during the quarter	1,220,414	2,607,827
6/30/2011	Exercise of warrants during the quarter	(160,000)	$(486,328)
6/30/2011	Change in fair value of warrants during the quarter	—	$697,660
6/30/2011	Balance of derivative financial instruments liability	2,937,352	$7,958,506

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2010 and June 30, 2011:

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2011
Derivative liabilities related to Warrants	$—	$—	$3,487,959	$3,487,959	$—	$—	$7,958,506	$7,958,506

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2011:

Description	Balance at December 31, 2010	Fair Value of Warrants Exercised and Reclassified to Additional Paid in Capital	Fair value of New Warrants Issued During the Period	Unrealized (gains) or losses	Balance as of June 30, 2011
Derivative liabilities related to Warrants	$3,487,959	$(486,328)	$3,920,500	$1,036,375	$7,958,506

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities in the Company’s statement of operations. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC Topic 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

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

In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded prepaid research and development costs of $574,691 and $683,182 as of June 30, 2011 and December 31, 2010, respectively, for nonrefundable pre-payments for production of plecanatide drug substance and analytical testing services of our drug candidate plecanatide and SP-333. In accordance with this guidance, Synergy expenses prepaid research and development costs when drug compound is delivered and services are performed.

9. State Tax Credit Receivable

As of December 31, 2010 Callisto had recorded a New York State Qualified Employer Tax Credit receivable totaling $531,127 and Synergy had recorded a $250,000 New York City biotechnology refundable tax credit. During the quarter ended March 31, 2011 the Company collected $205,727 of the New York State credit and the balance of this credit $325,400 was collected on April 5, 2011. The New York City tax credit of $250,000 which remained a receivable as of June 30, 2011 was received on August 11, 2011.

10. Net Loss per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, “Earnings per Share,” for all periods presented. In accordance with ASC Topic 260, basic and diluted net loss per common share was determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares since the inclusion of issuable shares pursuant to the exercise of stock options and warrants, and the conversion of preferred stock would have been antidilutive.

The following table sets forth the potentially dilutive effect of all outstanding derivative instruments which were not included in weighted average common shares outstanding as of:

	June 30, 2011	June 30, 2010

Common Shares outstanding	158,516,071	54,504,437
Potentially dilutive common shares issuable upon:
Exercise of warrants	9,290,248	84,842,576
Exercise of Callisto stock options	7,435,371	8,344,038
Conversion of Series A Convertible Preferred Stock	222,222	1,333,333
Conversion of Series B Convertible Preferred Stock	—	28,032,389

Total fully diluted	175,463,912	177,056,773

11. Subsequent Events

On July 11, 2011, Synergy entered into a securities purchase agreement with an investor to raise gross proceeds of $242,750 in a private placement. Synergy issued to the investor 80,916 shares of its common stock and warrants to purchase 80,916 shares of common stock. The purchase price paid by the investors was $3.00 for each unit. The warrants expire after seven years and are exercisable at $3.25 per share. Synergy also paid a selling agent $16,993 and issued 9,547 warrants, with the same terms as the investor warrants, in connection with this transaction. In connection with this transaction Synergy entered into a registration rights agreement with the investor pursuant to which Synergy agreed to register the shares of common stock and shares of common stock underlying the warrants in a resale registration statement to be filed within 45 days after the final closing of the private placement. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, the Company has determined that the warrants issued in connection with this private placement must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis.

On July 28, 2011, Synergy entered into a securities purchase agreement with certain investors to raise gross proceeds of $2,336,472 in a registered direct offering. Synergy issued to the investors 667,563 shares of its common stock. The purchase price paid by the investors was $3.50 for each share of common stock. Selling agent fees and expenses totaled approximately $287,000 and there were no warrants issued in connection with this transaction.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Callisto’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. All drug candidates to treat GI disorders and diseases, currently plecanatide and SP-333, are being developed exclusively by Synergy Pharmaceuticals, Inc., our controlled subsidiary (“Synergy”). Use of the terms “we”, “our” or “us” in connection with GI drug candidates discussed herein refer to research and development activities and plans of Synergy.

BUSINESS OVERVIEW

Callisto Pharmaceuticals, Inc. (which may be referred to as “Callisto”, “the Company”, “we” or “us”) was incorporated under the laws of the State of Delaware in May 2003. We operate through two subsidiary companies: Synergy Pharmaceuticals Inc. and Callisto Research Labs, LLC, and we own two inactive subsidiaries, IgX, Ltd (Ireland) and Callisto Pharma, GmbH (Germany). Our principle corporate headquarters totals approximately 5,500 square feet, in two suites 1609 and 1701, located at 420 Lexington Avenue, New York, NY.

We are a development stage biopharmaceutical company focused primarily on the development of drugs to treat gastrointestinal (“GI”) disorders and diseases and rheumatoid arthritis (“RA”). Our lead drug candidates are as follows:

(1)   Plecanatide, a guanylyl cyclase C (“GC-C”) receptor agonist, to treat GI disorders, primarily chronic constipation (“CC”) and constipation-predominant irritable bowel syndrome (“IBS-C”).

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

RECENT DEVELOPMENTS

On July 28, 2011, Synergy entered into a securities purchase agreement with certain investors to raise gross proceeds of $2,336,472 in a registered direct offering. Synergy issued to the investors 667,563 shares of its common stock. The purchase price paid by the investors was $3.50 for each share of Synergy common stock. Selling agent fees and expenses totaled approximately $287,000 and there were no warrants issued in connection with this transaction.

On July 11, 2011, Synergy entered into a securities purchase agreement with an investor to raise gross proceeds of $242,750 in a private placement. Synergy issued to the investor 80,916 shares of its common stock and warrants to purchase 80,916 shares of its common stock. The purchase price paid by the investor was $3.00 for each unit. The warrants expire after seven years and are exercisable at $3.25 per share. Synergy also paid a selling agent $16,993 and issued 9,547 warrants, with the same terms as the investor warrants, in connection with this transaction.

Our corporate headquarters totals approximately 3,800 square feet in suite 1609, located at 420 Lexington Avenue, New York, NY, which lease expired on June 30, 2011. On July 21, 2011 we extended our lease on Suite 1609 from June 30, 2011, to March 31, 2012; at a monthly rent of $16,414.

FINANCIAL OPERATIONS OVERVIEW

From inception through June 30, 2011, we have sustained cumulative net losses attributable to common stockholders of $139,835,231. Our losses have resulted primarily from expenditures incurred in connection with research and development activities related to the application and filing for regulatory approval of proposed products, stock-based compensation expense, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees, as well as deemed dividends attributable to the beneficial conversion rights of convertible preferred stock at issuance. From inception through June 30, 2011, we have not generated any revenue from operations, expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years, if at all.

Net cash used in operating activities was $6,745,143 during the six months ended June 30, 2011 as compared to $6,106,539 for the six months ended June 30, 2010 and $76,979,297 during the period from June 5, 1996 (inception) to June 30, 2011. During the three months and six months ended June 30, 2011 Callisto incurred net losses attributable to common stockholders of $2,500,596 and $4,261,963, respectively and $139,835,231 during the period from June 5, 1996 (inception) to June 30, 2011. Net losses attributable to common shareholders for the three months and six months ended June 30, 2010 were $1,724,851 and $19,890,024, respectively. To date, Callisto’s sources of cash have been primarily limited to the sale of equity securities and issuance of debt instruments. Net cash provided by financing activities for the six months ended June 30, 2011 and 2010 and for the period from June 5, 1996 (inception) to June 30, 2011, was $5,634,265, $230,000, and $77,667,684, respectively.

Callisto will be required to raise additional capital within this year to complete the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. Callisto cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that Callisto raises additional funds by issuing equity securities, Callisto’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact Callisto’s ability to conduct business. If Callisto is unable to raise additional capital when required or on acceptable terms, Callisto may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that Callisto would otherwise seek to develop or commercialize ourselves on unfavorable terms.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

For a discussion of our contractual obligations see (i) our Financial Statements and Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies, and (ii) Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitments, included in our Annual Report on Form 10-K as of December 31, 2010.

Our corporate headquarters totals approximately 3,800 square feet in Suite 1609, located at 420 Lexington Avenue, New York, NY, which lease expired on June 30, 2011.  On July 21, 2011 we extended its lease on Suite 1609 until March 31, 2012, at a monthly rent of $16,414.

Other than the above lease extension there have been no changes in our contractual obligations and commitments during the three months ended June 30, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of June 30, 2011.

RESULTS OF OPERATIONS

THREE MONTHS ENDED June 30, 2011 AND June 30, 2010

We had no revenues during the three months ended June 30, 2011 and 2010 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the three months ended June 30, 2011decreased $2,046,056 or 46%, to $2,356,099 from $4,402,155 for the three months ended June 30, 2010. This decrease was primarily due to lower drug production expenses of approximately $2,060,000 as a result of lower clinical trial activities for plecanatide during the three months ended June 30, 2011. Our Phase 2a 28 day clinical trial concluded during the third quarter of 2010 and our next Phase 2/3 90 day clinical trial is scheduled to begin during the third quarter of 2011.

General and administrative expenses increased $270,941 or 17%, to $1,875,688 for the three months ended June 30, 2011 from $1,604,747 for the three months ended June 30, 2010. This increase was primarily due to (i) approximately $ 330,000 of higher financial advisory expenses related to our private placements and registered direct offerings, offset by (ii) approximately $53,000 of lower travel and patent legal expenses in the quarter ended June 30, 2011 as compared to the same period last year.

Net loss attributable to common stockholders for the three months ended June 30, 2011 decreased $775,745 to $2,500,596 compared to a net loss of $1,724,851 incurred for the three months ended June 30, 2011. The increased net loss is the result of higher research and development, and general and administrative expenses discussed above, plus the following non-operating expenses for the periods indicated:

	Quarter Ended 6/30/2011	Quarter Ended 6/30/2010	Change ($)
Loss from Operations	$(4,231,787)	$(6,006,902)	$1,775,115
Interest and dividend income	3	7,675	(7,672)
Interest (expense) and other income	6,208	(16,542)	22,750
Change in FV of financial instruments	(697,660)	1,420,784	(2,118,444)
Net loss attributable to noncontrolling interest	2,422,640	2,870,134	(447,494)
Net loss attributable to common stockholders	$(2,500,596)	$(1,724,851)	$(775,745)

SIX MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010

We had no revenues during the six months ended June 30, 2011 and 2010 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all. Certain reclasses have been made in prior periods to conform to current year presentation (See note 2).

Research and development expenses for the six months ended June 30, 2011 decreased $1,869,538 or 33%, to $ 3,728,027 from $5,597,565 for the six months ended June 30, 2010. This decrease was primarily due to (i) lower drug production expenses of approximately $2,200,000 as a result of lower clinical trial activities during the three months ended June 30, 2011. Our Phase 2a 28 day clinical trial concluded during the third quarter of 2010 and our next Phase 2/3 90 day clinical trial is scheduled to begin during the third quarter of 2011; offset by (ii) higher program expenses, including animal studies, analytical testing, and clinical start-up expenses which increased by approximately $440,000 during the six months ended June 30, 2011 to approximately $3,100,000.

General and administrative expenses increased $796,998 or 26%, to $3,835,532 for the six months ended June 30, 2011 from $3,038,534 for the six months ended June 30, 2010. This increase was primarily due to (i) $760,000 of higher financial advisory accounting services related to our private placements and registered direct offerings.

Net loss attributable to common stockholders for the six months ended June 30, 2011 decreased $15,628,061 to $4,261,963 compared to $19,890,024 incurred for the six months ended June 30, 2010. The decreased net loss is the result of lower research and development, and higher general and administrative expenses discussed above, plus the following non-operating items for the periods indicated:

	Six Months Ended 06/30/2011	Six Months Ended 06/30/2010	Change ($)
Loss from operations	$(7,563,559)	$(8,636,099)	$1,072,540
Interest and dividend income	54	24,150	(24,096)
State tax credit	—	628,806	(628,806)
Interest (expense) on 11% Secured Notes and other income/(expenses)	(6,206)	(177,018)	170,812
Interest expense attributable to extinguishment of debt	—	(123,693)	123,693
Change in Fair Value of derivative instruments—warrants	(1,036,375)	(15,641,361)	14,604,986
Net loss of majority owned subsidiary attributable to non-controlling interest	4,344,123	4,035,191	308,932

Net loss available to common stockholders	$(4,261,963)	$(19,890,024)	$15,628,061

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, we had $598,104 in cash and cash equivalents, compared to $1,708,982 as of December 31, 2010. Net cash used in operating activities was $6,745,143 for the six months ended June 30, 2011 as compared to $6,106,539 during the six months ended June 30, 2010. Net cash provided by financing activities for the six months ended June 30, 2011 was $5,634,265, as compared to $230,000 provided during the six months ended June 30, 2011. As of June 30, 2011, we had a negative working capital of $4,871,017 as compared to a negative working capital of $3,806,899 on December 31, 2010.

On July 28, 2011, Synergy entered into a securities purchase agreement with certain investors to raise gross proceeds of $2,336,472 in a registered direct offering. Synergy issued to the investors 667,563 shares of our common stock. The purchase price paid by the investors was $3.50 for each share of common stock. Selling agent fees and expenses totaled approximately $287,000 and there were no warrants issued in connection with this transaction.

On July 11, 2011, Synergy entered into a securities purchase agreement with a certain investor to raise gross proceeds of $242,750 in a private placement. Synergy issued to the investor 80,916 shares of our common stock and warrants to purchase 80,916 shares of common stock. The purchase price paid by the investor was $3.00 for each unit. The warrants expire after seven years and are exercisable at $3.25 per share.

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

Recent worldwide economic conditions, as well as domestic and international equity and credit markets, have significantly deteriorated and may remain depressed for the foreseeable future. These developments will make it more difficult to obtain additional equity or credit financing, when needed.

Our condensed consolidated financial statements as of June 30, 2011 and December 31, 2010 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the negative outcome of this uncertainty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk on the fair values of certain assets is related to credit risk associated with securities held in money market accounts and the FDIC insurance limit on our bank balances. At June 30, 2011, we had no balances in money market balances.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2011, our Chief Executive Officer and Principal Financial Officer have concluded that as of June 30, 2011, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of June 30, 2011, we are in the process of remediating the material weakness which existed at December 31, 2010. If these remedial measures are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting during the quarter ended June 30, 2011.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes from the legal proceedings disclosed in our Form 10-K for the year ended December 31, 2010.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2010.

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30,2011, filed on August 15, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Condensed Consolidated Statement of Stockholders Equity (Deficit) and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALLISTO PHARMACEUTICALS, INC.
(Registrant)

Date: August 15, 2011	By:	/s/ GARY S. JACOB

Gary S. Jacob
Chief Executive Officer

Date: August 15, 2011	By:	/s/ BERNARD F. DENOYER

Bernard F. Denoyer
Senior Vice President, Finance