Form 10-Q
period 2011-09-30
CALLISTO PHARMACEUTICALS INC
filed 2011-11-14
CIK 1142380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2011

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

The number of the registrant’s shares of common stock outstanding was 158,516,071 as of November 11, 2011.

CALLISTO PHARMACEUTICALS, INC.

FORM 10-Q

CONTENTS

		Page Number
PART I—FINANCIAL INFORMATION		4
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	4
	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2011 and 2010 (unaudited) and the period June 5, 1996 (Inception) to September 30, 2011 (unaudited)	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period June 5, 1996 (Inception) to September 30, 2011 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (unaudited) and for the period June 5, 1996 (Inception) to September 30, 2011 (unaudited)	15
	Notes to Condensed Consolidated Financial Statements (unaudited)	17
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32
PART II—OTHER INFORMATION		34
Item 6.	Exhibits	34
Signatures		35

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

CALLISTO PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$67,473	$1,708,982
Prepaid expenses and other	845,089	769,403
Tax credits receivable	—	781,127

Total Current Assets	912,562	3,259,512
Property and equipment, net	6,269	9,397
Security deposits	87,740	87,740

Total Assets	$1,006,571	$3,356,649

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$6,216,462	$4,755,361
Accrued expenses	2,456,901	2,311,050
Total Current Liabilities	8,673,363	7,066,411
Derivative financial instruments, at estimated fair value—warrants	3,860,838	3,487,959

Total Liabilities	12,534,201	10,554,370
Commitments and contingencies
Stockholders’ Deficit:
Series A convertible preferred stock, par value $0.0001, 700,000 shares authorized, 8,000 shares issued and outstanding at September 30, 2011 and December 31, 2010	1	1
Series B convertible preferred stock, par value $0.0001, 2,500,000 shares authorized, no shares outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, par value of $.0001 per share: 225,000,000 shares authorized; 158,516,071 and 157,509,404 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	15,852	15,751
Additional paid-in capital	144,565,901	139,496,452
Deficit accumulated during development stage	(140,348,549)	(135,573,268)

Total Stockholders’ Equity	4,233,205	3,938,936
Non-controlling interest	(15,760,835)	(11,136,657)

Total Stockholders’ Deficit	(11,527,630)	(7,197,721)

Total Liabilities and Stockholders’ Deficit	$1,006,571	$3,356,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		June 5, 1996 (Inception) to
	2011	2010	2011	2010	September 30, 2011
Revenues	$—	$—	$—	$—	$—
Costs and expenses:
Research and development	3,882,802	2,301,486	7,610,829	7,899,051	53,443,310
Government grants	—	—	—	—	(1,135,318)
Purchased in process research and development	—	—	—	—	6,944,553
General and administrative	1,288,945	1,302,469	5,124,477	4,341,003	57,830,579
	(5,171,747)	(3,603,955)	(12,735,306)	(12,240,054)	(117,083,124)
Loss from operations
Interest and investment income	3	933	57	25,084	914,939
State tax credit	—	—	—	628,806	1,025,606
Other income or expense	(4,425)	(16,723)	(10,631)	(317,434)	(941,878)
Loss on debt extinguishment	—	—	—	—	(2,099,892)
Change in fair value of derivative instruments—warrants	4,382,796	110,937	3,346,421	(15,530,425)	(18,820,895)

Net loss	(793,373)	(3,508,808)	(9,399,459)	(27,434,023)	(137,005,244)
Net Loss of subsidiary attributable to noncontrolling interest	280,055	1,792,485	4,624,178	5,827,676	15,760,835
Net loss attributable to controlling interest	(513,318)	(1,716,323)	(4,775,281)	(21,606,347)	(121,244,409)

Series A Preferred stock beneficial conversion feature accreted as a dividend	—	—	—	—	(4,888,960)
Series B Preferred stock beneficial conversion feature accreted as a dividend	—	—	—	—	(10,495,688)
Series A Preferred stock conversion rate change accreted as a dividend	—	—	—	—	(136,889)
Series B Preferred stock conversion rate change accreted as a dividend	—	—	—	—	(1,678,703)
Cumulative effect of adopting ASC Topic 815 January 1, 2009	—	—	—	—	(1,903,900)

Net loss available to common stockholders	$(513,318)	$(1,716,323)	$(4,775,281)	$(21,606,347)	$(140,348,549)

Weighted average shares outstanding:
basic and diluted	158,516,071	54,504,437	158,225,741	54,267,164

Net loss per common share :
basic and diluted	$(0.00)	$(0.03)	$(0.03)	$(0.40)

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

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(Unaudited)

	Series A Convertible Preferred Shares	Series A Convertible Preferred Stock	Common Shares	Common Stock Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Non- Controlling Interest	Total Stockholders’ Equity (Deficit)
Balance December 31, 2010	8,000	$1	157,509,404	$15,751	$139,496,452	$(135,573,268)	$(11,136,657)	$(7,197,721)
Net Loss	—	—	—	—	—	(4,775,281)	(4,624,178)	(9,399,459)
Stock based compensation expense	—	—	—	—	266,545	—	—	266,545
Common stock issued for services	—	—	850,000	85	532,915	—	—	533,000
Direct offering of common stock of controlled subsidiary	—	—	—	—	8,040,463	—	—	8,040,463
Fees and expenses associated with direct offering of controlled subsidiary	—	—	—	—	(661,051)	—	—	(661,051)

Warrants exercise	—	—	106,667	11	53,323	—	—	53,334
Warrants issued in connection with controlled subsidiary registered direct offering reclassified to derivative liability -net	—	—	—	—	(3,719,300)	—	—	(3,719,300)
Exercise of warrants-controlled subsidiary	—	—	—	—	415,309	—	—	415,309
Common stocks issued for settlement of directors’ fee	—	—	50,000	5	41,245	—	—	41,250
Sale of option to purchase shares of controlled subsidiary	—	—	—	—	100,000	—	—	100,000

Balance September 30, 2011	8,000	$1	158,516,071	$15,852	$144,565,901	$(140,348,549)	$(15,760,835)	$(11,527,630)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2011	Nine months ended September 30, 2010	Period from June 5, 1996 (inception) to September 30, 2011
Cash flows from operating activities:
Net loss	$(9,399,459)	$(27,434,023)	$(137,005,244)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,128	3,951	110,963
Purchase discount accreted as interest income on U.S.Treasury bills	—	—	(26,950)
Stock-based compensation expense	574,545	611,845	20,283,921
Purchased in-process research and development (non-cash portion)	—	—	6,841,053
Interest expense on notes	—	317,434	759,400
Stock-based liquidated damages	—	—	579,696
Change in fair value of derivative instruments—warrants	(3,346,421)	15,530,425	18,820,895
Loss on debt extinguishment	—	—	2,099,892
Net liabilities assumed in excess of assets acquired in merger	—	—	(282,752)
Changes in operating assets and liabilities:
Prepaid expenses	149,314	458,282	(620,089)
State tax credit receivable	781,127	(628,806)	—
Security deposit	—	—	(87,740)
Accounts payable and accrued expenses	1,648,202	1,670,398	8,703,238
	(190,105)	17,963,529	57,181,527
Net cash used in operating activities	(9,589,564)	(9,470,494)	(79,823,717)
Cash flows from investing activities:
Short term investments—purchased	—	—	(5,921,825)
Short term investments—liquidated	—	—	5,948,775
Acquisition of equipment	—	—	(117,233)
Net cash used in investing activities	—	—	(90,283)
Cash flows from financing activities:
Issuance of common and preferred stock	—	—	48,719,673
Issuance of common stock and exercise of warrants of controlled subsidiary	8,040,463	3,154,000	34,214,563
Proceeds from exercise of warrants of controlled subsidiary	415,309	—	415,309
Finders’ fees and expenses-combined	(661,051)	(294,130)	(4,443,354)
Issuance of debt instruments converted to common stock	—	—	603,163
Exercise of common stock warrants	53,334	—	372,119
Proceeds from sale of option	100,000		100,000
Net cash provided by financing activities	7,948,055	2,859,870	79,981,473
Net (decrease) increase in cash and cash equivalents	(1,641,509)	(6,610,624)	67,473
Cash and cash equivalents at beginning of period	1,708,982	7,207,612	—
Cash and cash equivalents at end of period	$67,473	$596,988	$67,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine months ended September 30, 2011	Nine months ended September 30, 2010	Period from June 5, 1996 (inception) to September 30, 2011
Supplementary disclosure of cash flow information:
Cash paid for taxes	$6,481	$57,754	$18,490
Supplementary disclosure of non-cash investing and financing activities:
Series A Preferred stock beneficial conversion feature accreted as a dividend	—	—	(4,888,960)
Series B Preferred stock beneficial conversion feature accreted as a dividend	—	—	(10,495,688)
Series A Preferred stock conversion rate change accreted as a dividend	—	—	(136,889)
Series B Preferred stock conversion rate change accreted as a dividend	—	—	(1,678,703)
Director’s fees settled for shares of common stock	41,250	41,125	82,375
Common stock issued to extend notes payable	—	100,196	100,196
Value of warrants classified as derivative liability - net	$3,719,300	$—	$8,243,634
Shares issued for consulting services recorded as prepaid and amortized over the service period	$533,000	$—	$533,000

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

From inception through September 30, 2011, Callisto has sustained cumulative net losses available to common stockholders of $140,348,549. Callisto’s losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of proposed products, stock-based compensation expense, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees, as well as deemed dividends attributable to the beneficial conversion rights of convertible preferred stock at issuance. From inception through September 30, 2011, Callisto has not generated any revenue from operations. The Company expects to incur additional losses to perform further research and development activities and does not currently have any commercial biopharmaceutical products, and does not expect to have such for several years, if at all.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, primarily consisting of normal adjustments, necessary for the fair presentation of the balance sheet and results of operations for the interim periods. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2011. The condensed consolidated balance sheet as of December 31, 2010 presented above was derived from the audited consolidated financial statements as of that date.

The condensed consolidated financial statements as of September 30, 2011 and December 31, 2010 have been prepared under the assumption that Callisto will continue as a going concern for the twelve months ending December 31, 2011. Callisto’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net cash used in operating activities was $9,589,564 during the nine months ended September 30, 2011 as compared to $9,470,494 for the nine months ended September 30, 2010 and $79,823,717 during the period from June 5, 1996 (inception) to September 30, 2011. During the three months and nine months ended September 30, 2011 Callisto incurred net losses attributable to common stockholders of $513,318 and $4,775,281, respectively and $140,348,549 during the period from June 5, 1996 (inception) to September 30, 2011. Net losses attributable to common shareholders for the three months and nine months ended September 30, 2010 were $1,716,323 and $21,606,347, respectively. To date, Callisto’s sources of cash have been primarily limited to the sale of equity securities with warrants and issuance of debt instruments. Net cash provided by financing activities for the nine months ended September 30, 2011, nine months ended September 30, 2010, and for the period from June 5, 1996 (inception) to September 30, 2011, was $7,948,055, $2,859,870, and $79,981,473, respectively.

Recent worldwide economic conditions, as well as domestic and international equity and credit markets, have significantly deteriorated and may remain depressed and volatile for the foreseeable future. These developments will make it more difficult to obtain additional equity or credit financing, when needed.

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

3. Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”) which is intended to facilitate the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”) as well as to increase the transparency of items reported in other comprehensive income. As a result of ASU 2011-05, all nonowner changes in stockholders’ equity are required to be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present other comprehensive income in the statement of changes in equity has been eliminated. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 and should be applied retrospectively. The Company expects to adopt this standard beginning in 2012. As ASU 2011-05 impacts presentation only, it will have no effect on the Company’s consolidated financial statements.

4. Accounting for share-based payments

ASC Topic 718 “Compensation—Stock Compensation” requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. ASC Topic 718 did not change the way The Company accounts for non-employee stock-based compensation. The Company continues to account for shares of common stock, stock options and warrants issued to non-employees based on the fair value of the stock, stock option or warrant, if that value is more reliably measurable than the fair value of the consideration or services received. The Company accounts for stock options issued and vesting to non-employees in accordance with ASC Topic 505-50 “Equity -Based Payment to Non-Employees” and accordingly the value of the stock compensation to non-employees is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Accordingly the fair value of these options is being “marked to market” quarterly until the measurement date is determined.

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

Callisto options

Stock based compensation expense/(income), related to Callisto employee and non-employee share based payments, has been recognized in operating results as follow:

	Three Months Ended September 30,		Nine Months Ended September 30,		June 5, 1996 (Inception) to September 30,
	2011	2010	2011	2010	2011
Employees—included in research and development	$—	$—	$—	$—	$2,692,259
Employees—included in general and administrative	2,426	6,405	23,202	26,148	4,852,166

Non-employee—research and development	—	—	—	—	102,750
Non-employee—general and administrative	109,412	(23,346)	244,059	24,111	10,182,859

Total stock based compensation expense	$111,838	$(16,941)	$267,261	$55,604	$17,830,034

The unrecognized compensation cost related to employee non-vested Callisto stock options outstanding at September 30, 2011, net of expected forfeitures, was $32,851 to be recognized over a weighted average vesting period of approximately one year.

The estimated fair value of each Callisto stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the nine months ended September 30, 2011 and 2010.

	Nine months ended September 30,
	2011	2010
Risk free interest rate	1.85%	2.38%
Dividend yield	0%	0%
Expected volatility	90%	100%
Expected term	5 years	5 years
Weighted average grant date fair value	$0.49	$0.20

A summary of stock option activity and of changes in Callisto stock options outstanding under Callisto’s plans is presented below:

	Number of options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2010	7,971,872	$0.08 - 3.60	$1.46	$394,520	4.2 years
Granted	26,500	$0.66	$0.66	—
Forfeitures	(563,000)	$0.08-1.25	$1.10	—

Balance outstanding, September 30, 2011	7,435,372	$0.08-3.60	$1.49	$208,615	3.64 years

Exercisable as of September 30, 2011	5,634,372	$0.08-3.60	$1.43	$123,235	3.42 years

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

	Three Months Ended September 30,		Nine Months Ended September 30,		November 15, 2005 (inception) to
	2011	2010	2011	2010	September 30, 2011
Employees—included in research and development	$1,225	$45,991	$75,131	$145,254	$594,721
Employees—included in general and administrative	1,487	46,553	91,220	164,501	772,706
Non-employees—included in research and development	4,832	26,819	21,649	43,636	116,296
Non-employees—included in general and administrative	3,184	59,473	119,284	202,850	970,164

Total stock-based compensation expense	$10,728	$178,836	$307,284	$556,241	$2,453,887

There was no unrecognized share-based compensation related to time vested employee stock options at September 30, 2011. The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the following periods indicated.

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Risk-free interest rate	(*)	2.31- 2.71%
Dividend yield	(*)	—
Expected volatility	(*)	90%
Expected term (in years)	(*)	6.0 years

(*) No stock options granted during this period.

On March 1, 2010, a majority of Synergy’s shareholders acting by written consent approved an amendment to the Plan increasing the number of shares reserved under the Plan to 15,000,000 shares. A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2010	8,604,016	$0.25 - 0.95	$0.51	$25,763,002	8.4 years
Granted	—	—	—
Exercised	—	—	—
Forfeited	(289,939)	$0.25-0.70	$0.52
Balance outstanding, September 30, 2011	8,314,077	$0.25-0.95	$0.51	$14,174,290	7.66 years
Exercisable at September 30, 2011	2,783,386	$0.25-0.95	$0.28	$5,367,937	6.78 years

5. Stockholder’s Equity

On February 28, 2011 and March 8, 2011 Callisto entered into consulting agreements with two financial advisors who agreed to receive an aggregate of 850,000 shares of Callisto common stock, with a fair value of $533,000, as full compensation for their services, which has been recorded as prepaid expense and $308,000 has been amortized over the term of the agreements for the nine months ended September 30, 2011.

On February 19, 2011 a Callisto warrant holder exercised his warrant to purchase 106,667 shares of Callisto common stock at an exercise price of $0.50 per share yielding gross proceeds of $53,334.

On March 22, 2010, the Company reached an agreement with more than the requisite holders of 70% of the outstanding $603,163 principal amount of 11% Secured Promissory Notes due April 15, 2010 (the “Notes”) to extend the due date of the Notes to April 30, 2011. In exchange for the amendment, the Company agreed to issue to the note holders 15% of the amount of principal and interest due on the Notes as of March 31, 2010 payable in shares of common stock, or 265,770 shares of common stock. This modification of debt was considered “substantially different” and was accounted for as a modification of debt. In accordance with ASC Topic 405-20, the carrying value of the notes payable before modification in the amount of $647,606 was extinguished and the fair value of the new debt in the amount $671,103 was recorded. The difference between the carrying value and the fair value in the amount of $23,497 was recorded as interest expense. The fair value of the shares totaled $100,196 and was recorded as a loss on extinguishment during the nine months ended September 30, 2010 and included in interest and other expense in the statement of operations.

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

The carrying value of the Notes extinguished, including accrued but unpaid interest, was $709,639. In accordance with ASC Topic 405-20 Callisto calculated the difference between (i) the fair value of the Warrants received $37, 709,699, plus the carrying value of Notes extinguished $709,639, and (ii) the fair value of the common stock issued to the note $40,519,831, and warrant holders. This resulted in a loss of $2,099,892 on extinguishment of the debt, which was recorded in the statement of operations during the quarter ended December 31, 2010.

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

On June 3, 2011, a Synergy warrant holder exercised his warrants and purchased a total of 160,000 shares of common stock. Synergy raised gross proceeds of $415,309 as a result of the warrant exercise. The purchase price paid by the warrant holder was $2.50 for 98,675 shares and $2.75 for 61,235 shares. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, the Company had determined that the warrants exercised in connection with this transaction were derivative liabilities when issued and the Company had been marking this liability to market at the end of each reporting period. Upon the exercise of these warrants the fair value of the related derivative liability totaling $486,328 was reclassified to Additional Paid in Capital. (See Note 8 Derivative Financial Instruments)

From June 3 to June 15, 2011, Synergy entered into securities purchase agreements with certain investors to raise gross proceeds of $1,161,243 in a private placement.  The Company issued to the investors 387,081 shares of its common stock and warrants to purchase 387,081 shares of common stock. The purchase price paid by the investors was $3.00 for each unit. The warrants expire after seven years and are exercisable at $3.25 per share. In connection with this transaction Synergy entered into a registration rights agreement with each of the investors pursuant to which Synergy agreed to register the shares of common stock and shares of common stock underlying the warrants in a resale registration statement to be filed within 45 days after the final closing of the private placement.  Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Synergy has determined that the warrants issued in connection with this private placement must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis.

On July 11, 2011, Synergy entered into a securities purchase agreement with an investor to raise gross proceeds of $242,750 in a private placement.  The Company issued to the investor 80,916 shares of its common stock and warrants to purchase 80,916 shares of common stock. The purchase price paid by the investors was $3.00 for each unit. The warrants expire after seven years and are exercisable at $3.25 per share. In connection with this transaction Synergy entered into a registration rights agreement with the investor pursuant to which Synergy agreed to register the shares of common stock and shares of common stock underlying the warrants in a resale registration statement to be filed within 45 days after the final closing of the private placement. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Synergy has determined that the warrants issued in connection with this private placement must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis.

On July 28, 2011, Synergy entered into a securities purchase agreement with certain investors to raise gross proceeds of $2,336,472 in a registered direct offering.   The Company issued to the investors 667,563 shares of its common stock. The purchase price paid by the investors was $3.50 for each share of common stock. Selling agent fees and expenses totaled approximately $231,291 and there were no warrants issued in connection with this transaction.

For the nine months ended September 30, 2011, Synergy paid $661,052 in selling agent fees and legal expenses related to the above financing transactions and issued 18,050 warrants to a selling agent which expire after seven years and are exercisable at $3.25 per share. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Synergy has determined that 16,050  warrants issued to selling agents were equity instruments upon issuance and 2,000 warrants were treated as derivative liabilities.

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

The Company estimates the fair value of the warrants using the Black-Scholes option pricing model. The assumptions used for the nine months ended September 30, 2011 are noted in the following table:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Estimated fair value of stock	(*)	$2.50-$3.70
Expected warrant term	(*)	5 years
Risk-free interest rate	(*)	1.20-1.79%
Expected volatility	(*)	90%
Dividend yield	(*)	0%

(*) During the nine months ended and as of September 30, 2011 Callisto had no warrants outstanding which required liability accounting treatment in accordance with ASC Topic 815-40.

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

The following table sets forth the components of changes in the Company’s long term derivative financial instruments liability balance for the periods indicated:

Date	Description	New Warrants	Derivative Instrument Liability
12/31/2009	Balance of derivative financial instruments December 31, 2009	68,883,536	$11,870,369
3/31/2010	Change in fair value of New Warrants during the quarter ended March 31, 2010	—	17,062,145

3/31/2010	Balance of derivative financial instruments March 31, 2010	68,883,536	$28,932,514
6/30/2010	Change in fair value of New Warrants during the quarter ended June 30, 2010	—	(1,420,784)
6/30/2010	Reclassification of derivative liability to stockholder’s equity upon expiration of supplemental condition (price protection)	—	(27,511,730)

12/30/2010	New Warrants exchanged for common stock upon conversion of Notes	(68,883,536)	—

12/31/2010 and 9/30/11	Balance of derivative financial instruments December 31, 2010 and September 30, 2011	—	$—

Callisto Fair Value Measurements

The unrealized losses on the derivative liabilities are recorded as a change in derivative liabilities in the Company’s statement of operations. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC Topic 820. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency were classified as Level 3. As of September 30, 2011 and December 31, 2010 Callisto had no financial instruments or related derivative liabilities requiring fair value measurements.

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

The Company estimates the fair value of the warrants using the Black-Scholes model in order to determine the associated derivative instrument liability and change in fair value described above. The range of assumptions used to determine the fair value of the warrants during each period indicated were as follows:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Estimated fair value of Synergy common stock	$1.06-$2.07	$2.50-$3.70
Expected warrant term	5-7 years	5 years
Risk-free interest rate	0.69-1.43%	1.20-1.79%
Expected volatility	90%	90%
Dividend yield	0%	0%

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

Certain of Synergy’s warrants issued during the nine months ended September 30, 2011 contained a price protection clause which variable term required the Company to use a binomial model to determine fair value. The exercise price protection clause is effective on 833,333 warrants in the event of a subsequent equity sale at a price lower than $3.25 per share of common stock, for a period of two years from date of issuance.

The following table sets forth the components of changes in the Synergy’s derivative financial instruments liability balance for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability
12/31/2009	Balance of derivative financial instruments liability	—	$—

6/30/2010	Fair value of new warrants issued during the quarter	648,000	$1,045,214
9/30/2010	Fair value of new warrants issued during the quarter	103,703	$163,905
9/30/2010	Change in fair value of warrants during the quarter	—	$(110,937)

9/30/2010	Balance of derivative financial instruments liability	751,703	$1,098,182
12/31/2010	Fair value of new warrants issued during the quarter	705,235	$2,575,624
12/31/2010	Change in fair value of warrants during the quarter	—	$(185,847)

12/31/2010	Balance of derivative financial instruments liability	1,456,938	$3,487,959
3/31/2011	Fair value of new warrants issued during the quarter	420,000	$1,312,673
3/31/2011	Change in fair value of warrants during the quarter	—	$338,715
3/31/2011	Balance of derivative financial instruments liability	1,876,938	$5,139,347
6/30/2011	Fair value of new warrants issued during the quarter	1,220,414	2,607,827
6/30/2011	Exercise of warrants during the quarter	(160,000)	$(486,328)
6/30/2011	Change in fair value of warrants during the quarter	—	$697,660
6/30/2011	Balance of derivative financial instruments liability	2,937,352	$7,958,506
9/30/2011	Fair value of new warrants issued during the quarter	80,916	285,128
9/30/2011	Change in fair value of warrants during the quarter	—	$(4,382,796)
9/30/2011	Balance of derivative financial instruments liability	3,018,268	$3,860,838

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2010 and September 30, 2011:

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2011
Derivative liabilities related to Warrants	$—	$—	$3,487,959	$3,487,959	$—	$—	$3,860,838	$3,860,838

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the nine months ended September 30, 2011:

Description	Balance at December 31, 2010	Fair Value of Warrants Exercised and Reclassified to Additional Paid in Capital	Fair value of New Warrants Issued During the Period	Unrealized (gains) or losses	Balance as of September 30, 2011
Derivative liabilities related to Warrants	$3,487,959	$(486,328)	$4,205,628	$(3,346,421)	$3,860,838

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

7. Research and Development Expense

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

In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded prepaid research and development costs of $485,600 and $683,182 as of September 30, 2011 and December 31, 2010, respectively, for nonrefundable pre-payments for production of plecanatide drug substance and analytical testing services of our drug candidate plecanatide and SP-333. In accordance with this guidance, Synergy expenses prepaid research and development costs when drug compound is delivered and services are performed.

8. State Tax Credit Receivable

As of December 31, 2010 Callisto had recorded a New York State Qualified Employer Tax Credit receivable totaling $531,127 and Synergy had recorded a $250,000 New York City biotechnology refundable tax credit. During the nine months ended September 30, 2011 the Company collected $531,127 of the New York State creditand . the New York City tax credit of $250,000.

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

The following table sets forth the potentially dilutive effect of all outstanding derivative instruments which were not included in weighted average common shares outstanding as of:

	September 30, 2011	September 30, 2010

Common Shares outstanding	158,516,071	54,504,437
Potentially dilutive common shares issuable upon:
Exercise of warrants	7,203,260	83,802,576
Exercise of stock options	7,435,372	8,019,872
Conversion of Series A Convertible Preferred Stock	222,222	1,333,333
Conversion of Series B Convertible Preferred Stock	—	28,032,389
Total fully diluted	173,376,925	175,692,607

10. Subsequent Events

On October 4, 2011, Synergy entered into a securities purchase agreement with certain investors for the sale of 1,105,293 units in a registered direct offering, with each unit consisting of one share of common stock and one warrant to purchase 0.5 shares of common stock.   The net proceeds to the Company from the sale of the units was $2,166,248, after deducting placement agent fees and other estimated offering expenses payable by the Company. The purchase price paid by the investors was $2.125 per unit.  The warrants expire after five years and are exercisable at $2.75 per share.

The October 4, 2011 transaction pricing resulted in the exercise price of the 833,333 warrants issued during May 2011 (the “May Warrants”) to be reduced to $2.125 per share. No other outstanding warrants or common stock were affected by this subsequent equity sale at a lower price. The “price protection” rights attributable to the May Warrants remain in effect until May 2013. This exercise price reduction from $3.25 per share to $2.125 per share decreased the exercise proceeds attributable to the May Warrants by $937,500.

On October 14, 2011, Synergy entered into securities purchase agreements with various investors for the sale of 273,824 units in a registered direct offering, with each unit consisting of one share of common stock and one warrant to purchase 0.5 shares of common stock.   The net proceeds to the Company from the sale of the Units was $525,326, after deducting placement agent fees and other estimated offering expenses payable by the Company. The purchase price paid by the investors was $2.125 per Unit.  The Warrants expire after five years and are exercisable at $2.75 per share.

On October 28, 2011, Synergy entered into securities purchase agreements with various investors for the sale of 235,294 units in a registered direct offering, with each unit consisting of one share of common stock and one warrant to purchase 0.5 shares of common stock.   The gross proceeds to the Company from the sale of the Units was $500,000. The purchase price paid by the investors was $2.125 per Unit.  The Warrants expire after five years and are exercisable at $2.75 per share.

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

We are a development stage biopharmaceutical company focused primarily on the development of drugs to treat gastrointestinal (“GI”) disorders and diseases. Our lead drug candidates are as follows:

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

RECENT DEVELOPMENTS

On October 4, 2011, we entered into a securities purchase agreement with certain investors for the sale of 1,105,293 units in a registered direct offering, with each unit consisting of one share of common stock and one warrant to purchase 0.5 shares of common stock.   The net proceeds  from the sale of the units was $2,166,248, after deducting placement agent fees and other estimated offering expenses payable by  us. The purchase price paid by the investors was $2.125 per unit.  The warrants expire after five years and are exercisable at $2.75 per share.

The October 4, 2011 transaction pricing resulted in the exercise price of the 833,333 warrants issued during May 2011 (the “May Warrants”) to be reduced to $2.125 per share. No other outstanding warrants or common stock were affected by this subsequent equity sale at a lower price. The “price protection” rights attributable to the May Warrants remain in effect until May 2013. This exercise price reduction from $3.25 per share to $2.125 per share decreased the exercise proceeds attributable to the May Warrants by $937,500.

On October 14, 2011, Synergy entered into securities purchase agreements with various investors for the sale of 273,824 units in a registered direct offering, with each unit consisting of one share of common stock and one warrant to purchase 0.5 shares of common stock.   The net proceeds to the Company from the sale of the Units was $525,326, after deducting placement agent fees and other estimated offering expenses payable by the Company. The purchase price paid by the investors was $2.125 per Unit.  The Warrants expire after five years and are exercisable at $2.75 per share.

On October 28, 2011, Synergy entered into securities purchase agreements with various investors for the sale of 235,294 units in a registered direct offering, with each unit consisting of one share of common stock and one warrant to purchase 0.5 shares of common stock.   The gross proceeds to the Company from the sale of the Units was $500,000 by the Company. The purchase price paid by the investors was $2.125 per Unit.  The Warrants expire after five years and are exercisable at $2.75 per share.

Our corporate headquarters totals approximately 3,800 square feet in suite 1609, located at 420 Lexington Avenue, New York, NY, which lease expired on June 30, 2011. On July 21, 2011 we extended our lease on Suite 1609 from June 30, 2011, to March 31, 2012; at a monthly rent of $16,414.

FINANCIAL OPERATIONS OVERVIEW

From inception through September 30, 2011, we have sustained cumulative net losses attributable to common stockholders of $140,348,549. Our losses have resulted primarily from expenditures incurred in connection with research and development activities related to the application and filing for regulatory approval of proposed products, stock-based compensation expense, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees, as well as deemed dividends attributable to the beneficial conversion rights of convertible preferred stock at issuance. From inception through September 30, 2011, we have not generated any revenue from operations, expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years, if at all.

Net cash used in operating activities was $9,589,563 during the nine months ended September 30, 2011 as compared to $9,470,494 for the nine months ended September 30, 2010 and $79,823,717 during the period from June 5, 1996 (inception) to September 30, 2011. During the three months and nine months ended September 30, 2011 Callisto incurred net losses attributable to common stockholders of $513,318 and $4,775,281, respectively and $140,348,549 during the period from June 5, 1996 (inception) to September 30, 2011. Net losses attributable to common shareholders for the three months and nine months ended September 30, 2010 were $513,318and $4,775,281, respectively. To date, Callisto’s sources of cash have been primarily limited to the sale of equity securities and issuance of debt instruments. Net cash provided by financing activities for the nine months ended September 30, 2011 and 2010 and for the period from June 5, 1996 (inception) to September 30, 2011, was $7,948,055, $2,859,870, and $79,981,473, respectively.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

For a discussion of our contractual obligations see (i) our Financial Statements and Notes to Consolidated Financial Statements—Note 9. Commitments and Contingencies , and (ii) Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitments , included in our Annual Report on Form 10-K as of December 31, 2010.

Our corporate headquarters totals approximately 3,800 square feet in Suite 1609, located at 420 Lexington Avenue, New York, NY, expired on June 30, 2011.  On July 21, 2011 we extended our lease on Suite 1609 until March 31, 2012, at a monthly rent of $16,414.

Other than the above lease extension there have been no changes in our contractual obligations and commitments during the three months ended September 30, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of September 30, 2011.

RESULTS OF OPERATIONS

THREE MONTHS ENDED September 30, 2011 AND September 30, 2010

We had no revenues during the three months ended September 30, 2011 and 2010 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the three months ended September 30, 2011increased $1,581,316 or 68%, to $3,882,802 from $2,301,486 for the three months ended September 30, 2010. This increase was primarily due to i) program expenses including animal studies, analytical testing, clinical data monitoring of approximately $2,700,000, as compared to $1,404,000 during the three months ended September 31, 2010 (ii)  drug production of approximately $837,000, as compared to $ 404,000 during the three months ended September 31, 2010, in support of ongoing and planned clinical trials, offset (iii) by lower scientific advisory fees and expenses of approximately $347,000, as compared to$486,000 during the three months ended September 30, 2010.

General and administrative expenses decreased $13,524 or 1% to $1,288,945 for the three months ended September 30, 2011 from $1,302,469 for the three months ended September 30, 2010. This decrease was primarily due to approximately $194,000 of lower facilities, and operational costs, offset by higher travel expenses and financial advisory fees and expenses related to our private placements and registered direct offerings and stock based compensation expenses, of approximately $181,000, during the quarter ended September 30, 2011 as compared to the same period last year.

Net loss attributable to common stockholders for the three months ended September 30, 2011 decreased $1,203,005to $513,318 compared to a net loss of $1,716,323 incurred for the three months ended September 30, 2011. The decreased net loss is the result of higher research and development, and lower general and administrative expenses discussed above, plus the following non-operating expenses for the periods indicated:

	Quarter Ended 9/30/2011	Quarter Ended 9/30/2010	Change ($)
Loss from operations	$(5,171,747)	$(3,603,955)	$(1,567,519)
Interest and dividend income	3	933	(930)
Other income or expense	(4,425)	(16,723)	12,298
Change in FV of financial instruments	4,382,796	110,937	4,271,859
Net loss attributable to noncontrolling interest	280,055	1,792,485	(1,512,430)
Net loss attributable to common stockholders	$(513,318)	$(1,716,323)	$1,203,005

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

We had no revenues during the nine months ended September 30, 2011 and 2010 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all. Certain reclasses have been made in prior periods to conform to current year presentation (See note 2).

Research and development expenses for the nine months ended September 30, 2011 decreased $288,212 or 4%, to $7,610,829 from $7,899,051 for the nine months ended September 30, 2010. This decrease was primarily due to i) $1,930,000 of lower drug production, as a result of lower clinical trial activities, during the nine months ended September 31, 2010, offset by ii) $1,640,000 of higher program expenses including animal studies, analytical testing, and clinical data monitoring to prepare us for the upcoming 90 day clinical trial, during the nine months ended September 31, 2010.

General and administrative expenses increased $783,474 or 18%, to $5,124,477for the nine months ended September 30, 2011 from $4,341,003for the nine months ended September 30, 2010. This increase was primarily due to approximately $650,000 of higher financial advisory fees and expenses related to our private placements and registered direct offerings during the nine months ended September 30, 2011.

Net loss attributable to common stockholders for the nine months ended September 30, 2011 decreased $16,831,066 to $4,775,281 compared to $21,606,347 incurred for the nine months ended September 30, 2010. The decreased net loss is the result of lower research and development, and higher general and administrative expenses discussed above, plus the following non-operating items for the periods indicated:

	Nine Months Ended 09/30/2011	Nine Months Ended 09/30/2010	Change ($)
Loss from operations	$(12,735,306)	$(12,240,054)	$(495,252)
Interest and dividend income	57	25,084	(25,027)
State tax credit	—	628,806	(628,806)
Interest (expense) on 11% Secured Notes and other income/(expenses)	(10,631)	(317,434)	306,803
Change in Fair Value of derivative instruments—warrants	3,346,421	(15,530,425)	18,876,846
Net loss of majority owned subsidiary attributable to non-controlling interest	4,624,178	5,827,676	(1,203,498)
Net loss available to common stockholders	$(4,775,281)	$(21,606,347)	$16,831,066

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, we had $67,473in cash and cash equivalents, compared to $1,708,982 as of December 31, 2010. Net cash used in operating activities was $9,589,563for the nine months ended September 30, 2011 as compared to $9,470,494 during the nine months ended September 30, 2010. Net cash provided by financing activities for the nine months ended September 30, 2011 was $7,948,054, as compared to $2,859,870 provided during the nine months ended September 30, 2011. As of September 30, 2011, we had a negative working capital of $7,760,801 as compared to a negative working capital of $3,806,899 on December 31, 2010.

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

Our condensed consolidated financial statements as of September 30, 2011 and December 31, 2010 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the negative outcome of this uncertainty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk on the fair values of certain assets is related to credit risk associated with securities held in money market accounts and the FDIC insurance limit on our bank balances. At September 30, 2011, we had no balances in money market balances.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2011, our Chief Executive Officer and Principal Financial Officer have concluded that as of September 30, 2011, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

In connection with the preparation of our annual financial statements, our management performed an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. Management’s assessment included an evaluation of the design of our internal control over financial reporting and the operational effectiveness of those controls. Based on this evaluation, management determined that, as of December 31, 2010, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management’s assessment were a lack of (i) an effective whistle-blower program or other comparable mechanism and (ii) an ongoing program to manage identified fraud risks. As of December 31, 2010, we did not maintain effective internal control over financial reporting. As defined by Regulation S-X, Rule 1-02(a)(4), a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of September 30, 2011, we are in the process of remediating the material weakness which existed at December 31, 2010. If these remedial measures are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting during the quarter ended September 30, 2011.

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30,2011, filed on November 14, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Condensed Consolidated Statement of Stockholders Equity (Deficit) and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALLISTO PHARMACEUTICALS, INC.
(Registrant)

Date: November 14, 2011	By:	/s/ GARY S. JACOB
Gary S. Jacob
Chief Executive Officer

Date: November 14, 2011	By:	/s/ BERNARD F. DENOYER
Bernard F. Denoyer
Senior Vice President, Finance