Form 10-K
period 2011-12-31
CALLISTO PHARMACEUTICALS INC
filed 2012-03-30
CIK 1142380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒                ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2011

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-32325

CALLISTO PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	12-3894575
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $73,013,614 on June 30, 2011 (based on $0.60 per share, the closing price on that day).

As of March 29, 2012 the registrant had a total of 158,516,071 shares of Common Stock outstanding.

CALLISTO PHARMACEUTICALS, INC.

(A Development Stage Company)

FORM 10-K

PART I

This Report on Form 10-K for Callisto Pharmaceuticals, Inc. may contain forward-looking statements. Forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed elsewhere in this annual report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change. All drug candidates to treat GI disorders and diseases, currently plecanatide and SP-333, are being developed exclusively by our subsidiary Synergy Pharmaceuticals, Inc., (“Synergy”). Use of the terms “we”, “our” or “us” in connection with GI drug candidates discussed herein refer to research and development activities and plans of Synergy.

ITEM 1.    BUSINESS.

GENERAL

Callisto Pharmaceuticals, Inc. (which may be referred to as “Callisto”, “the Company”, “we”, “our” or “us”) is a development stage biopharmaceutical company focused primarily on the development of drugs to treat gastrointestinal (“GI”) disorders and diseases and was incorporated under the laws of the State of Delaware on June 5, 1996 (inception). Since inception, our efforts have been principally devoted to research and development, securing and protecting patents and raising capital. We operate as a holding company through two controlled subsidiaries: Synergy Pharmaceuticals, Inc. (“Synergy”) (41% owned) and Callisto Research Labs, LLC (100% owned). Synergy owns one inactive subsidiary, IgX, Ltd (Ireland).

All of our drug candidates, currently plecanatide and SP-333 to treat GI disorders and diseases, are being developed exclusively by Synergy. Use of the terms “we”, “our” or “us” in connection with the GI drug candidates discussed herein refer to research and development activities and plans of Synergy.

Synergy’s lead drug candidates are as follows:

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

On April 30, 2003, pursuant to an Agreement and Plan of Merger dated March 10, 2003, as amended April 4, 2003, Synergy Acquisition Corp., a wholly-owned subsidiary of Webtronics merged into Synergy Pharmaceuticals, Inc. (“Synergy-DE”) and Callisto Acquisition Corp., a wholly-owned subsidiary of Webtronics merged into Old Callisto (collectively, the “Merger”). As a result of the Merger, Old Callisto and Synergy-DE became wholly-owned subsidiaries of Webtronics. In connection with the Merger, Webtronics issued 17,318,994 shares of its common stock in exchange for outstanding Old Callisto common stock and an additional 4,395,684 shares in exchange for outstanding Synergy-DE common stock. In May 2003, Old Callisto changed its name to Callisto Research Labs, LLC (“Callisto Research”) and Webtronics changed its name to Callisto Pharmaceuticals, Inc. and changed its state of incorporation from Florida to Delaware. Subsequently, 171,818 shares of common stock issued to former Synergy-DE shareholders were returned to us under the terms of certain indemnification agreements.

On July 14, 2008, we entered into an Exchange Agreement dated July 11, 2008 (“Exchange Agreement”), as amended and effective on July 14, 2008, with Pawfect Foods, Inc. (“Pawfect”), Synergy-DE and other holders of Synergy-DE common stock. According to the terms of the Exchange Agreement, Pawfect acquired 100% of the common stock of Synergy-DE, from us and the other holders of

Synergy-DE, in exchange for 45,464,760 shares of Pawfect’s common stock representing approximately 70% of Pawfect’s outstanding common stock (the “Exchange Transaction”). We received 44,590,000 of the 45,464,760 shares of Pawfect’s common stock exchanged for our ownership of Synergy-DE, representing 68% of Pawfect’s outstanding common stock. The remaining 874,760 shares of Pawfect common stock exchanged for ownership of Synergy-DE were issued to certain executive officers of Synergy-DE who received their shares pursuant to a Repurchase Agreement with Synergy-DE dated July 3, 2008 and assumed by Pawfect.

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

From inception through December 31, 2011, we have sustained net losses attributable to common stockholders of $142,366,313. Our losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of proposed products, stock-based compensation expense, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees, as well as non-cash accretion of dividends attributable to the beneficial conversion rights of convertible preferred stock and changes in fair value of derivatives. From inception through December 31, 2011 we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years, if at all.

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

PROPOSED SYNERGY PRODUCTS

Plecanatide

Synergy is currently developing plecanatide, a synthetic hexadecapeptide designed to mimic the actions of the GI hormone uroguanylin, for the treatment of CC and IBS-C. Plecanatide is an agonist of GC-C receptor.

Plecanatide is covered by a U.S. patent issued on May 9, 2006 with respect to composition of matter that expires on March 25, 2023, subject to possible patent term extension, and a U.S. patent issued on September 21, 2010 with respect to composition of matter that expires on June 9, 2022, subject to possible patent term extension. Synergy has filed patent applications to broaden our patent estate covering GC-C receptor agonists.

On October 24, 2011, Synergy initiated dosing of patients in a Phase II/III clinical trial of plecanatide to treat CC. This study is being conducted at 110 sites in the United States and is designed to enroll 880 patients with CC to insure 800 evaluable patients at the end of the study. Patients will be treated with one of three doses of plecanatide (0.3, 1.0 or 3.0 mg) or placebo taken once daily over a period of 12 weeks.  The study’s primary objective is the measure of CSBMs using a responder analysis. The trial will also evaluate SBMs and daily constipation symptoms, as well as the impact of plecanatide on disease-specific quality of life measures.

14-Day Phase 2a Clinical Trial in CC

Summary.     In September, 2010 Synergy completed a Phase 2a randomized, double-blind, placebo-controlled, 14-day repeat, oral, dose-ranging clinical trial of plecanatide in patients with CC. On October 18, 2010, Synergy presented the results of this clinical trial at the American College of Gastroenterology Annual Scientific Meeting in San Antonio, Texas. The trial utilized 78 evaluable patients at 14 sites in the United States. The primary objective of the trial was to evaluate the safety of plecanatide in patients with CC. The secondary objectives of this clinical trial were to assess the pharmacokinetic profile of plecanatide and to assess bowel function, including time to first bowel movement, frequency, completeness of evacuation, stool consistency, straining and abdominal discomfort, after treatment with plecanatide.

Clinical Trial Design.     In this clinical trial Synergy enrolled patients that met the modified Rome III criteria of CC, a standard patient assessment tool used in the diagnosis of patients with CC. Patients also had to have had a colonoscopy within five years before enrollment with no significant findings, had to be in good health as determined by a physical examination and other standard assessments and had to have reported less than six simultaneous bowel movements, or SBMs, and less than three complete SBMs, or CSBMs, in each week during the 14-days before treatment with plecanatide or placebo. SBMs are bowel movements that occur without the use of a laxative, enema or suppository within the preceding 24 hours; and CSBMs are SBMs after which the patient reports a feeling of complete evacuation.

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

Patients in all but the 0.3 mg plecanatide dose levels reported significant decreases in time to first bowel movement after dosing as compared to patients receiving placebo. Patients receiving plecanatide also reported increases in the number of SBMs and CSBMs per week, improved stool consistency and reduced straining during bowel movements as compared to pre-treatment levels for each of these measures of bowel function. In addition, a greater percentage of patients in each plecanatide dose level reported improvement in abdominal discomfort, constipation severity and overall relief after treatment as compared to patients receiving placebo.

Development Plan

Synergy is presently dosing patients in an 800-patient Phase II/III clinical trial of plecanatide to treat CC. Synergy expects to release top-line data from this study in late 2012. Once these data have been evaluated, Synergy plans to have an “End-of-Phase 2” meeting with FDA in early 2013 to discuss the clinical plan for further development of plecanatide to treat CC.

Synergy is also preparing to initiate a Phase 2b clinical trial of plecanatide for the treatment of IBS-C in patients during 2012.

SP-333

Synergy is also developing a second generation GC-C receptor analog, SP-333, which is currently in pre-clinical development for the treatment of gastrointestinal inflammatory diseases. SP-333 is a synthetic analog of uroguanylin, a natriuretic hormone which is normally produced in the body’s intestinal tract. Deficiency of this hormone is predicted to be one of the primary reasons for the formation of polyps that can lead to colon cancer, as well as debilitating and difficult-to-treat GI inflammatory disorders such as UC and Crohn’s disease. Synergy plans to submit by mid-2012 an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or FDA, to treat UC, and intend to initiate a Phase 1 clinical trial of SP-333 in volunteers during the second half of 2012.

More than 500,000 Americans are afflicted with UC, a type of IBD that causes chronic inflammation of the colon. Along with Crohn’s disease, the other major form of IBD, UC is painful and debilitating, and can lead to other serious and life-threatening complications such as increased incidence of colon cancer. There is currently no medical cure for UC. A considerable medical need exists for the control and treatment of UC.

On February 1, 2011 the U.S. Patent and Trademark Office issued U.S. Patent No. 7,879,802, covering our novel drug candidate SP-333 to treat inflammatory bowel disease (IBD). SP-333 is a second-generation guanylate cyclase C (GC-C) agonist with the potential to treat gastro-intestinal diseases such as UC. The patent entitled “Agonists of Guanylate Cyclase Useful for the Treatment of Gastrointestinal Disorders, Inflammation, Cancer and Other Disorders” specifically claims composition of matter of SP-333 and use in the treatment of human diseases.

Manufacturing of Synergy Product Candidates

Synergy does not have any in-house manufacturing capabilities. Our active pharmaceutical ingredients, or APIs, and the final formulated drug products are manufactured for us by third party contractors. Accordingly, unless or until Synergy develops or acquires sufficient manufacturing capabilities, Synergy will depend on third parties to manufacture plecanatide, SP-333 and any future APIs that we may develop or acquire. Synergy has executed manufacturing supply agreements for API manufacturing of plecanatide with two suppliers, sufficient to meet our foreseeable clinical trial requirements.

Synergy continues to pursue additional API and drug product supply agreements with other manufacturers. Synergy is in the process of selecting at least one more manufacturer to produce our APIs in accordance with current good manufacturing practices, or cGMP, on a commercial scale to meet our future needs. It is a fundamental part of our commercial strategy to maintain two or more API suppliers to ensure continuity in our supply chain. Synergy believe, based on the ongoing studies to date, that our current formulations of capsules/tablets are both cost effective and meet the stability requirements for pharmaceutical drug products.

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

FDA Approval Process

We believe that Synergy’s product candidates will be regulated by the FDA as drugs. No manufacturer may market a new drug until it has submitted an NDA to the FDA, and the FDA has approved it. The steps required before the FDA may approve an NDA generally include:

•         preclinical laboratory tests and animal tests conducted in compliance with FDA’s good laboratory practice requirements;

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

•         the submission to the FDA of a New Drug Application, or NDA; and

•         FDA review and approval of the NDA.

Preclinical tests include laboratory evaluation of the product candidate, as well as animal studies to assess the potential safety and efficacy of the product candidate. The conduct of the pre-clinical tests must comply with federal regulations and requirements including good laboratory practices. We must submit the results of the preclinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol to the FDA as part of an IND, which must become effective before we may commence human clinical trials. The IND will automatically become effective 30 days after its receipt by the FDA, unless the FDA raises concerns or questions before that time about the conduct of the proposed trials. In such a case, we must work with the FDA to resolve any outstanding concerns before clinical trials can proceed. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trials. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board for approval. An institutional review board may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the institutional review board’s requirements or may impose other conditions.

Clinical trials involve the administration of the product candidate to humans under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are typically conducted in three sequential phases, though the phases may overlap or be combined. In Phase 1, the initial introduction of the drug into healthy human subjects, the drug is usually tested for safety (adverse effects), dosage tolerance and pharmacologic action, as well as to understand how the drug is taken up by and distributed within the body. Phase 2 usually involves studies in a limited patient population (individuals with the disease under study) to:

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

The results of the preclinical and clinical studies, together with other detailed information, including the manufacture and composition of the product candidate, are submitted to the FDA in the form of an NDA requesting approval to market the drug. FDA approval of the NDA is required before marketing of the product may begin in the U.S. If the NDA contains all pertinent information and data, the FDA will “file” the application and begin review. The FDA may “refuse to file” the NDA if it does not contain all pertinent information and data. In that case, the applicant may resubmit the NDA when it contains the missing information and data. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of new drug applications. Most such applications for non-priority drug products are reviewed within 10 months. The review process, however, may be extended by FDA requests for additional information, preclinical or clinical studies, clarification regarding information already provided in the submission, or submission of a risk evaluation and mitigation strategy. The FDA may refer an application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Before approving an NDA, the FDA will typically inspect the facilities at which the product candidate is manufactured and will not approve the product candidate unless GMP compliance is satisfactory. FDA also typically inspects facilities responsible for performing animal testing, as well as clinical investigators who participate in clinical trials. The FDA may refuse to approve an NDA if applicable regulatory criteria are not satisfied, or may require additional testing or information. The FDA may also limit the indications for use and/or require post-marketing testing and surveillance to monitor the safety or efficacy of a product. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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

Other Regulatory Requirements

After approval, drug products are subject to extensive continuing regulation by the FDA, which include company obligations to manufacture products in accordance with Good Manufacturing Practice, or GMP, maintain and provide to the FDA updated safety and efficacy information, report adverse experiences with the product, keep certain records and submit periodic reports, obtain FDA approval of certain manufacturing or labeling changes, and comply with FDA promotion and advertising requirements and restrictions. Failure to meet these obligations can result in various adverse consequences, both voluntary and FDA-imposed, including product recalls, withdrawal of approval, restrictions on marketing, and the imposition of civil fines and criminal penalties against the NDA holder. In addition, later discovery of previously unknown safety or efficacy issues may result in restrictions on the product, manufacturer or NDA holder.

We and any manufacturers of our products are required to comply with applicable FDA manufacturing requirements contained in the FDA’s GMP regulations. GMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. The manufacturing facilities for our products must meet GMP requirements to the satisfaction of the FDA pursuant to a pre-approval inspection before we can use them to manufacture our products. We and any third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations.

With respect to post-market product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote pharmaceuticals, which include, among others, standards for direct-to-consumer advertising, promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Failure to comply with FDA requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.

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

Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, risk minimization action plans and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product.

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

Competition

The biopharmaceutical industry is characterized by rapidly evolving technology and intense competition. Synergy’s competitors include major pharmaceutical and biotechnology companies focusing on GI such as Ironwood Pharmaceuticals, Inc., Forest Laboratories, Inc., Takeda Pharmaceuticals America, Inc., Sucampo Pharmaceuticals, Inc., Salix Pharmaceuticals, Inc. and Shire Plc. Most have financial, technical and marketing resources significantly greater than our resources. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures. We are aware of certain development projects for products to prevent or treat certain diseases targeted by Synergy. The existence of these potential products or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect our ability to market the products we develop.

Research and Development Expenses

Research and development costs include expenditures for an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, purchased in-process research and development, regulatory and scientific consulting fees, as well as contract services, including clinical trial related patient costs, drug formulation and tableting, data collection, monitoring, insurance and FDA consultants. Research and development expenses were $13,318,455 for the twelve months ended December 31, 2011, as compared to $9,588,543 and $3,423,515 for the twelve months ended December 31, 2010 and 2009, respectively.

During the twelve months ended December 31, 2010 we were awarded a New York State Qualified Employer Tax Credit totaling $531,127 and Synergy received a $244,479 Federal credit for our Qualifying Therapeutic Discovery Project under the Patient Protection and Affordable Care Act of 2010 and earned a $250,000 New York City Biotechnology refundable 2010 tax credit. The total of these research expenditure based incentives $1,025,606 have been recorded as tax credits in the statement of operations.

During the year ended December 31, 2011 Synergy recorded refundable tax credit receivable in current assets for its (i) 2010 New York State QETC credit, totaling $248,486 and (ii) its 2011 New York City Biotechnology Tax Credit for the tax year of 2011 totaling $118,437. These credits are presented as other income in the statement of operations.

Patents and Proprietary Rights

We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret or is protected by confidentiality agreements. Accordingly, patents or other proprietary rights are an essential element of our business.

As of March 29, 2012 Synergy had five issued United States patents. Two of these patents cover the composition-of-matter of plecanatide and were issued on May 9, 2006 and September 21, 2010; they will expire in 2023 and 2022, respectively.  A third patent covers the composition-of-matter of SP333 issued on February 1, 2011 and expires in 2028.  A fourth patent granted October 11, 2011 covers composition-of-matter of analogs related to plecanatide and SP333 and will expire in 2028.  A fifth patent granted February 14, 2012 covers a method of treating inflammatory bowel disease using plecanatide and will expire in 2022.  In addition, Synergy has three granted foreign patents which cover composition-of-matter of plecanatide and expire in 2022. These foreign patents cover Austria, Belgium, Switzerland, Cyprus, Germany, Denmark, Spain, Finland, France, United Kingdom, Greece, Ireland, Italy, Liechtenstein, Luxembourg, Monaco, Netherlands, Portugal, Sweden, Turkey, Hong Kong, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyz Republic, Moldova, Russian Federation, Tajikistan, Turkmenistan, and Japan.

Additionally as of March 29, 2012, Synergy had 7 pending United States patent applications and 39 pending foreign patent applications covering plecanatide and SP-333 and various derivatives and analogs. In April 2010, two parties filed an opposition to our granted patent with the European Patent Office.  An opposition hearing was held December 14, 2011, which resulted in the European Patent Office issuing the following statement: “Account being taken of the amendments made by the patent proprietor during the opposition proceedings, the patent and the invention to which it relates are found to meet the requirements of the European Patent Convention (Art.101(3)(a)EPC). “ In particular, the composition-of-matter claim covering plecanatide was upheld. In addition, we are aware that another pharmaceutical company has been issued a United States patent for the use of plecanatide for treatment of constipation or constipation predominant irritable bowel syndrome.

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

ATIPRIMOD

On August 28, 2002, and as amended on May 23, 2003, Synergy entered into a worldwide license agreement (the “Original License”) with AnorMED Inc. (“AnorMED”) to research, develop, sell and commercially exploit the Atiprimod patent rights. The Original License provided for aggregate milestone payments of up to $14 million based upon achieving certain regulatory submissions and approvals for an initial indication, and additional payments of up to $16 million for each additional indication based on achieving certain regulatory submissions and approvals. Commencing on January 1, 2004 and on January 1 of each subsequent year Synergy was obligated to pay AnorMED a maintenance fee of $200,000 until the first commercial sale of the product. These annual maintenance fee payments under the Original License were made in January 2004, 2005, 2006 and 2007 and recorded as research and development expense.

On December 31, 2007, we and Synergy entered into an Amended and Restated License Agreement with AnorMED Corporation (“AnorMED”), a wholly-owned subsidiary of Genzyme Corporation (“Genzyme”), pursuant to which the parties amended the Original License agreement for Atiprimod to eliminate all future maintenance fees and milestone payments and reduce future royalties. In return for the reduced future payments to Genzyme, we agreed to pay upfront fees which were recorded as a liability and expensed on December 31, 2007. As of December 18, 2008, $650,000 of these upfront fees remained due and payable.

On December 19, 2008, we entered into a Technology Assignment Agreement (the “Agreement”) with AnorMED pursuant to which AnorMED transferred and assigned to us all of AnorMED’s right, title and interest in and to all patents and patent applications with respect to Atiprimod in addition to all trade secrets, technical reports and data concerning Atiprimod and any analogs or derivatives in return for a cash payment of $650,000, which payment settled the upfront fees owed from December 31, 2007 Amended and Restated License Agreement. In addition the Agreement specified that the Amended and Restated License Agreement between us and AnorMED dated December 31, 2007, with respect to which AnorMED licensed to us certain patent rights and technology related to Atiprimod, was terminated with no additional amounts due.

Since January 27, 2009, we are no longer actively pursuing the in-house development of Atiprimod and out-licensing opportunities for further development of this drug have not materialized as of December 31, 2011.

L-ANNAMYCIN

On August 12, 2004 we entered into a worldwide exclusive license agreement with The University of Texas M.D. Anderson Cancer Center to develop and commercially exploit the L-Annamycin patent rights. L-Annamycin, an anthracycline drug for leukemia therapy, has a novel therapeutic profile, including activity against drug resistant tumors and significantly reduced toxicity.

On December 31, 2008 we suspended any further development work on L-Annamycin. On June 13, 2011 we were notified by the University of Texas M.D. Anderson Cancer Center that our August 12, 2004 license agreement had been terminated.

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

We also agreed to pay The University of Texas M.D. Anderson Cancer Center royalties based on net sales from any licensed products, plus aggregate milestone payments of up to $1,750,000 based upon achieving certain regulatory submissions and approvals. The term of the agreement is from January 10, 2006 until the end of the term for which the patent rights associated with the licensed technology have expired. If the first pending patent is issued, the agreement is projected to expire in 2024. In addition, at any time after January 10, 2008, The University of Texas M.D. Anderson Cancer Center has the right to terminate the license if we fail to provide evidence within 90 days of written notice that we have commercialized or are actively and effectively attempting to commercialize the licensed technology. All in-house work on this program was discontinued as of December 31, 2008, effectively terminating this license.

On August 12, 2004, we entered into a world-wide license agreement with The University of Texas M.D. Anderson Cancer Center to research, develop, sell and commercially exploit the patent rights for L-Annamycin. Consideration paid for this license amounted to $31,497 for reimbursement of out-of-pocket costs for filing, enforcing and maintaining the L-Annamycin patent rights and a $100,000 initial license fee. We also agreed to pay The University of Texas M. D. Anderson Cancer Center royalties based on net sales from any licensed products, plus aggregate milestone payments of up to $750,000 based upon achieving certain regulatory submissions and approvals. The term of the agreement is from August 12, 2004 until November 2, 2019. Under the terms of the license agreement, we are required to make certain good faith expenditures towards the clinical development of at least one licensed product within the two year period after March 2005. In addition, at any time after August 12, 2009, The University of Texas M.D. Anderson Cancer Center has the right to terminate the license if we fail to provide evidence within 90 days of written notice that we have commercialized or we are actively and effectively attempting to commercialize L-Annamycin. On June 23, 2011, this Patent and Technology License Agreement with The University of MD Anderson Cancer Center was terminated.

On August 28, 2002, and as amended on May 23, 2003, Synergy entered into a worldwide license agreement (the “Original License”) with AnorMED Inc. (“AnorMED”) to research, develop, sell and commercially exploit the Atiprimod (SKF 106615) patent rights. The Original License provided for aggregate milestone payments of up to $14 million based upon achieving certain regulatory submissions and approvals for an initial indication, and additional payments of up to $16 million for each additional indication based on achieving certain regulatory submissions and approvals. Commencing on January 1, 2004 and on January 1 of each subsequent year Synergy was obligated to pay AnorMED a maintenance fee of $200,000 until the first commercial sale of the product. These annual maintenance fee payments under the Original License were made in January 2004, 2005, 2006 and 2007 and recorded as research and development expense.

On December 31, 2007, we and Synergy entered into an Amended and Restated License Agreement with AnorMED Corporation (“AnorMED”), a wholly-owned subsidiary of Genzyme Corporation (“Genzyme”), pursuant to which the parties amended the Original License agreement for Atiprimod to eliminate all future maintenance fees and milestone payments and reduce future royalties to single digits. In return for the reduced future payments to Genzyme, we agreed to pay upfront fees which were recorded as a liability and expensed on December 31, 2007. As of December 18, 2008 $650,000 of these upfront fees remained due and payable. On December 19, 2008, we entered into a Technology Assignment Agreement (the “Agreement”) with AnorMED pursuant to which AnorMED transferred and assigned to us all of AnorMED’s right, title and interest in and to all patents and patent applications with respect to Atiprimod in addition to all trade secrets, technical reports and data concerning Atiprimod and any analogs or derivatives in return for a cash payment of $650,000, which payment settled the upfront fees owed from the December 31, 2007 Amended and Restated License Agreement. In addition the Agreement specified that the Amended and Restated License Agreement between us and AnorMED dated December 31, 2007, with respect to which AnorMED licensed to us certain patent rights and technology related to Atiprimod, was terminated with no additional payments due.

EMPLOYEES

As of March 29, 2012, we had 11 full-time employees.  All employees are employees of Synergy Pharmaceuticals, Inc.We believe our employee relations are satisfactory.

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

As of December 31, 2011 we had an accumulated deficit of $142,366,313. We expect to incur significant and increasing operating losses for the next several years as we expand our research and development, continue our clinical trials of plecanatide for the treatment of GI disorders, acquire or license technologies, advance other product candidates into clinical development, including SP-333, seek regulatory approval and, if we receive FDA approval, commercialize our products. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.

We will need to raise substantial additional capital within the next year to fund our operations, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs.

During the twelve months ended December 31, 2011 our operating activities used net cash of $21,253,344.  We expect to continue to spend substantial amounts to:

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

Worldwide economic conditions and the equity and credit markets have recently significantly deteriorated and may remain depressed for the foreseeable future. These developments could make it more difficult for us to obtain additional equity or credit financing, when needed.

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

Our consolidated financial statements as of December 31, 2011 were prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

•         our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements; and

•         if plecanatide receives regulatory approval, the level of underlying demand for that product and wholesalers’ buying patterns.

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

As a developer of pharmaceuticals, even though we do not intend to make referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse laws and patient privacy laws of both the federal government and the states in which we conduct our business. The laws include:

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

If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

If we are unable to satisfy regulatory requirements, we may not be able to commercialize our product candidates.

We need FDA approval prior to marketing our product candidates in the United States. If we fail to obtain FDA approval to market our product candidates, we will be unable to sell our product candidates in the United States and we will not generate any revenue.

The FDA’s review and approval process, including among other things, evaluation of preclinical studies and clinical trials of a product candidate as well as the manufacturing process and facility, is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that the product candidate is both safe and effective for each indication for which approval is sought. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. We cannot predict if or when we will submit an NDA for approval for any of our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval or may contain significant limitations on the conditions of use.

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

and has completed Phase 3 clinical trials for CC and IBS-C. Another compound, velusetrag, is being developed by Theravance, Inc. and has completed Phase 2 clinical trials for CC. To our knowledge, other potential competitors are in earlier stages of development. If our potential competitors are successful in completing drug development for their product candidates and obtain approval from the FDA, they could limit the demand for plecanatide.

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

Because we will be competing against significantly larger companies with established track records, we will have to demonstrate to physicians that based on experience, clinical data, side-effect profiles and other factors, our products are preferable to existing GI drugs. If we are unable to compete effectively in the GI drug market and differentiate our products from other marketed GI drugs, we may never generate meaningful revenue.

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

We are responsible for ensuring that each of our contract manufacturers comply with the GMP requirements of the FDA and other regulatory authorities from which we seek to obtain product approval. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The approval process for NDAs includes a review of the manufacturer’s compliance with GMP requirements. We are responsible for regularly assessing a contract manufacturer’s compliance with GMP requirements through record reviews and periodic audits and for ensuring that the contract manufacturer takes responsibility and corrective action for any identified deviations. Manufacturers of plecanatide and other product candidates, including SP-333, may be unable to comply with these GMP requirements and with other FDA and foreign regulatory requirements, if any. While we will oversee compliance by our contract manufacturers, ultimately we have no control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of plecanatide or other product candidates is compromised due to a manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize plecanatide or other product candidates, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of plecanatide or other product candidates, entail higher costs or result in our being unable to effectively commercialize plecanatide or other product candidates. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis and at commercially reasonable prices, we may be unable to meet demand for any approved products and would lose potential revenues.

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

•      Effectiveness of our or any of our partners’ sales and marketing strategies;

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

•      distraction of management’s attention from our primary business;

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

As part of our growth strategy, we intend to develop and market additional products and product candidates. We are pursuing various therapeutic opportunities through our pipeline. We may spend several years completing our development of any particular current or future internal product candidate, and failure can occur at any stage. The product candidates to which we allocate our resources may not end up being successful. In addition, because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select, discover and acquire promising pharmaceutical product candidates and products. Failure of this strategy would impair our ability to grow.

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

In addition, future acquisitions may entail numerous operational and financial risks, including:

•      exposure to unknown liabilities;

•                  disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;

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

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Plecanatide and other product candidates, including SP-333, would also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or GMP, regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturer, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Products approved for the treatment of IBS have been subject to considerable post-market scrutiny. For example, in 2007, Novartis voluntarily discontinued marketing Zelnorm (tegaserod), a product approved for the treatment of women with IBS-C, after the FDA found an increased risk of serious cardiovascular events associated with the use of the drug. Earlier, in 2000, Glaxo Wellcome withdrew Lotronex (alosetron), which was approved for women with severe diarrhea-prominent IBS, after the manufacturer received numerous reports of AEs, including ischemic colitis, severely obstructed or ruptured bowel, or death. In 2002, the FDA approved the manufacturer’s application to make Lotronex available again, on the condition that the drug only is made available through a restricted marketing program.

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

In the future, we may seek to commercialize plecanatide and/or other product candidates, including SP-333, in foreign countries outside of the United States. In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other jurisdictions regarding safety and efficacy. Approval procedures vary among jurisdictions and can involve product testing and administrative review periods different from, and greater than, those in the United States. The time required to obtain approval in other jurisdictions might differ from that required to obtain FDA approval. The regulatory approval process in other jurisdictions may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory processes in others. Failure to obtain regulatory approvals in other jurisdictions or any delay or setback in obtaining such approvals could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that plecanatide or other product candidates may not be approved for all indications for use included in proposed labeling or for any indications at all, which could limit the uses of plecanatide or other product candidates and have an adverse effect on our products’ commercial potential or require costly post-marketing studies.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly Gary S. Jacob, Ph.D., our President and Chief Executive Officer and Kunwar Shailubhai, Ph.D., Chief Scientific Officer of Synergy. The loss of services of Dr. Jacob or one or more of our other members of senior management could delay or prevent the successful completion of our planned clinical trials or the commercialization of our product candidates.

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

We are a small company with11 full-time employees as of March 29, 2012. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Over the next 12 months depending on the progress of our planned clinical trials, we plan to add additional employees to assist us with our clinical programs. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

Healthcare reform measures could hinder or prevent our product candidates’ commercial success.

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

For example, in March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the PPACA. This law will substantially change the way health care is financed by both government health plans and private insurers, and significantly impact the pharmaceutical industry. The PPACA contains a number of provisions that are expected to impact our business and operations in ways that may negatively affect our potential revenues in the future. For example, the PPACA imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to U.S. government programs which we believe will increase the cost of our products. In addition, as part of the PPACA’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”); we will be required to provide a 50% discount on branded prescription drugs sold to beneficiaries who fall within the donut hole. Similarly PPACA increases the level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1% and requires collection of rebates for drugs paid by Medicaid managed care organizations. The PPACA also included significant changes to the 340B Drug Pricing Program including expansion of the list of eligible covered entities that may purchase drugs under the program. At the same time, the expansion in eligibility for health insurance benefits created under PPACA is expected to increase the number of patients with insurance coverage who may receive our products. While it is too early to predict all the specific effects the PPACA or any future healthcare reform legislation will have on our business, they could have a material adverse effect on our business and financial condition.

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

In September 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-marketing authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. The FDA’s exercise of this authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to assure compliance with post-approval regulatory requirements, and potential restrictions on the sale and/or distribution of approved products.

Our ability to use our net operating loss carryforwards may be subject to limitation.

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to the change. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability for us. At December 31, 2011, we had consolidated net operating loss carryforwards aggregating approximately $104 million. We have determined that a Synergy ownership change occurred as of April 30, 2003 pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. In addition, the shares of our common stock that we issued from July 14, 2008 through July 8, 2010 have resulted in an additional ownership change. As a result of these events, our ability to utilize our Synergy operating loss carry forwards is limited.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. We have documented and tested our internal control procedures, and during the year ended December 31, 2009, we identified material weaknesses in our internal control over financial reporting and other deficiencies. During the years ended December 31, 2010 and 2011 we implemented and continue to implement remedial measures designed to address these material weaknesses. If these remedial measures are insufficient to address these material weaknesses, if additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

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

As of March 29, 2012, we are had 6 issued United States patents and 1 pending patent application related to Atiprimod. The U.S. patent covering the composition of matter of Atiprimod and the U.S. patent coving the formulation of Atiprimod dimaleate salt both expire in 2016. In addition, we currently have approximately 15 issued or pending foreign patent applications related to Atiprimod. These foreign patents cover Switzerland, United Kingdom, Ireland (2), Turkey, South Africa, Japan (2), Taiwan, Hong Kong, Thailand, Chile, Mexico and Canada. One PCT (World International Patent Organization) application is pending and has the potential to be nationalized by many countries should we elect to do so.

As of March 29, 2012, Synergy has five issued United States patents. Two of these patents cover the composition-of-matter of plecanatide and were issued on May 9, 2006 and September 21, 2010; they will expire in 2023 and 2022, respectively. A third patent covers the composition-of-matter of SP333 issued on February 1, 2011 and expires in 2028. A fourth patent granted October 11, 2011 covers composition-of-matter of analogs related to plecanatide and SP333 and will expire in 2028. A fifth patent granted February 14, 2012 covers a method of treating inflammatory bowel disease using plecanatide and will expire in 2022. In addition, Synergy has three granted foreign patents which cover composition-of-matter of plecanatide and expire in 2022. These foreign patents cover Austria, Belgium, Switzerland, Cyprus, Germany, Denmark, Spain, Finland, France, United Kingdom, Greece, Ireland, Italy, Liechtenstein, Luxembourg, Monaco, Netherlands, Portugal, Sweden, Turkey, Hong Kong, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyz Republic, Moldova, Russian Federation, Tajikistan, Turkmenistan, and Japan.

Additionally as of March 29, 2012, Synergy has 7 pending United States patent applications and 39 pending foreign patent applications covering plecanatide and SP-333 and various derivatives and analogs. In April 2010, two parties filed an opposition to Synergy’s granted patent with the European Patent Office. An opposition hearing was held December 14, 2011, which resulted in the European Patent Office issuing the following statement: “Account being taken of the amendments made by the patent proprietor during the opposition proceedings, the patent and the invention to which it relates are found to meet the requirements of the European Patent Convention (Art.101(3)(a)EPC). “ In particular, the composition-of-matter claim covering plecanatide was upheld. In addition, we are aware that another pharmaceutical company has been issued a patent for the use of plecanatide for treatment of constipation or constipation predominant irritable bowel syndrome.

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

• others may independently develop similar or alternative technologies or duplicate any of our technologies

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

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

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

We have not yet registered trademarks for plecanatide in any jurisdiction. Our trademark applications in the United States, when filed and any other jurisdictions where we may file may not be allowed for registration, and our registered trademarks may not be maintained or enforced. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the PTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Failure to secure such trademark registrations in the United States and in foreign jurisdictions could adversely affect our ability to market our product candidates and our business.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could limit our ability to compete.

Because we operate in the highly technical field of research and development of small molecule drugs, we rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others will not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors, to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. We also typically obtain agreements from these parties which provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at other potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Risks Related to Our Stock

The market price of the common stock may be volatile and adversely affected by several factors.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

•           our ability to integrate operations, technology, products and services;

•           our ability to execute our business plan;

•           announcements concerning product development results, including clinical trial results, or intellectual property rights of others;

•           litigation or public concern about the safety of our potential products;

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

If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, including shares issued upon the exercise of outstanding options or warrants the market price of our common stock could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We may become involved in securities class action litigation that could divert management’s attention and harm our business.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None

ITEM 2.   PROPERTIES.

Our corporate headquarters totals approximately 4,300 rentable square feet located at 420 Lexington Avenue, New York, and is subject to a lease which has a monthly rate of $16,414 and expires on March 31, 2012.  We expect to extend this lease through March 31, 2014 at a small increase in our monthly rate in the near future. Synergy also occupies a small laboratory and several offices, totaling approximately 700 square feet, in the Bucks County Biotechnology Center in Doylestown, Pennsylvania, and is subject to a lease which has a monthly rate of $2,254 and expires on December 31, 2013.  Rent expense for the twelve months ended December 31, 2011 and 2010 totaled $ 267,542 and $313,451, respectively.

ITEM 3.   LEGAL PROCEEDINGS.

On December 22, 2009, Synergy Advanced Pharmaceuticals, Inc., a wholly-owned subsidiary of Synergy, filed a complaint in the Supreme Court of the State of New York against CapeBio, LLC, CombiMab Inc. and Per Lindell alleging that defendants intentionally breached certain provisions of agreements previously entered into with us. We are requesting that the defendants be permanently restrained and enjoined from breaching such agreements and disgorging all compensation and any and all profits derived from their claimed misappropriation of plaintiff’s intellectual property.

We are not a party to any other pending legal proceedings.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUERS PURCHASES OF EQUITY SECURITIES.

MARKET PRICES

Our common stock currently trades on the Over the Counter Bulletin Board under the symbol “CLSP.OB”.

The following table shows the reported high and low closing prices per share for our common stock as reported on the Over the Counter Bulletin Board.

	2011		2010
	High	Low	High	Low
First Quarter	$0.70	$0.54	$0.49	$0.18
Second Quarter	$0.70	$0.49	$0.43	$0.30
Third Quarter	$0.63	$0.41	$0.41	$0.22
Fourth Quarter	$0.48	$0.25	$0.86	$0.30

HOLDERS OF COMMON STOCK

As of March 29, 2012 we had 125 holders of record of our common stock.

DIVIDENDS

Historically, we have not declared or paid any cash dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

EQUITY COMPENSATION INFORMATION

The following table summarizes information about our equity compensation plans as of December 31, 2011.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options and Warrants (a)	Weighted-Average Exercise Price of Outstanding Options and Warrants	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	5,510,817	$1.37	3,603,000
Equity Compensation Plans Not Approved by Stockholders(1)	3,286,629	1.41	—

Total	8,797,446		3,603,000

(1)         Consists of 1,924,555 stock options not subject to any of our stock option plans and 1,362,074 warrants. These non-plan stock options and warrants have been primarily issued in conjunction with our private placements of common stock and consulting services agreements.

ITEM 6.   SELECTED FINANCIAL DATA

Not Applicable

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

BUSINESS OVERVIEW

Callisto Pharmaceuticals, Inc. (which may be referred to as “Callisto”, “the Company”, “we”, “our” or “us”) is a development stage biopharmaceutical company focused primarily on the development of drugs to treat gastrointestinal (“GI”) disorders and diseases and was incorporated under the laws of the State of Delaware on June 5, 1996 (inception). Since inception, our efforts have been principally devoted to research and development, securing and protecting patents and raising capital. We operate as a holding company through two controlled subsidiaries: Synergy Pharmaceuticals, Inc. (“Synergy”) (41% owned) and Callisto Research Labs, LLC (100% owned). Synergy owns one inactive subsidiary, IgX, Ltd (Ireland).

All of our drug candidates, currently plecanatide and SP-333 to treat GI disorders and diseases, are being developed exclusively by Synergy. Use of the terms “we”, “our” or “us” in connection with the GI drug candidates discussed herein refer to research and development activities and plans of Synergy.

Synergy’s lead drug candidates are as follows:

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

On April 30, 2003, pursuant to an Agreement and Plan of Merger dated March 10, 2003, as amended April 4, 2003, Synergy Acquisition Corp., a wholly-owned subsidiary of Webtronics merged into Synergy Pharmaceuticals, Inc. (“Synergy-DE”) and Callisto Acquisition Corp., a wholly-owned subsidiary of Webtronics merged into Old Callisto (collectively, the “Merger”). As a result of the Merger, Old Callisto and Synergy-DE became wholly-owned subsidiaries of Webtronics. In connection with the Merger, Webtronics issued 17,318,994 shares of its common stock in exchange for outstanding Old Callisto common stock and an additional 4,395,684 shares in exchange for outstanding Synergy-DE common stock. In May 2003, Old Callisto changed its name to Callisto Research Labs, LLC (“Callisto Research”) and Webtronics changed its name to Callisto Pharmaceuticals, Inc. and changed its state of incorporation from Florida to Delaware. Subsequently, 171,818 shares of common stock issued to former Synergy-DE shareholders were returned to us under the terms of certain indemnification agreements.

On July 14, 2008, we entered into an Exchange Agreement dated July 11, 2008 (“Exchange Agreement”), as amended and effective on July 14, 2008, with Pawfect Foods, Inc. (“Pawfect”), Synergy-DE and other holders of Synergy-DE common stock. According to the terms of the Exchange Agreement, Pawfect acquired 100% of the common stock of Synergy-DE, from us and the other holders of Synergy-DE, in exchange for 45,464,760 shares of Pawfect’s common stock representing approximately 70% of Pawfect’s outstanding common stock (the “Exchange Transaction”). We received 44,590,000 of the 45,464,760 shares of Pawfect’s common stock exchanged for our ownership of Synergy-DE, representing 68% of Pawfect’s outstanding common stock. The remaining 874,760 shares of Pawfect common stock exchanged for ownership of Synergy-DE were issued to certain executive officers of Synergy-DE who received their shares pursuant to a Repurchase Agreement with Synergy-DE dated July 3, 2008 and assumed by Pawfect.

Pawfect was a development stage company selling pet food products utilizing the internet, with immaterial operations at the date of the Exchange Agreement. On July 14, 2008, Pawfect discontinued its pet food business to focus all resources on continuing the development of drugs to treat GI disorders and diseases acquired in connection with the Exchange Agreement. On July 21, 2008 Pawfect, amended its articles of incorporation, in the state of Florida, to effect the actions necessary to complete the transactions contemplated by the Exchange Agreement and changed its name to Synergy Pharmaceuticals, Inc. (“Synergy”). Synergy is now traded on the OTC QB under the symbol SGYP.

From inception through December 31, 2011, we have sustained cumulative net losses attributable to common stockholders of $142,366,313 Our losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of proposed products, stock-based compensation expense, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees, as well as deemed dividends attributable to the beneficial conversion rights of convertible preferred stock at issuance and changes in fair value of derivatives. From inception through December 31, 2011, we have not generated any revenue from operations, expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years, if at all.

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

In June 2007, the EITF of the FASB reached a consensus on ASC Topic 730, Research and Development (“ASC Topic 730”). This guidance requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts are recognized as an expense. We adopted ASC Topic 730 on January 1, 2008 and the adoption did not have a material effect on our consolidated financial position, results of operations or cash flows. As of December 31, 2011 and 2010 we had $577,745 and $683,182, respectively, of such deferred amounts, which are included in prepaid and other current assets on the Company’s consolidated balance sheets.

Stock-Based Compensation

We rely heavily on incentive compensation in the form of stock options to recruit, retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options is designed to provide long-term incentives, develop and maintain an ownership stake and conserve cash during our development stage. Since inception through December 31, 2010 stock-based compensation expense has totaled $20,591,544 or 14% of our total deficit accumulated during development stage of $142,366,313.

ASC Topic 718 Compensation—Stock Compensation (“ASC 718) requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award.

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

Fair value of financial instruments

We have adopted FASB ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) for financial assets and liabilities that are required to be measured at fair value, and non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments.

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

Warrants

We have issued common stock warrants in connection with the execution of certain equity financings. Such warrants are classified as derivative liabilities under the provisions of FASB ASC 815 Derivatives and Hedging (“ASC 815”) , are recorded at their fair market value as of each reporting period. Changes in fair value of derivative liabilities are recorded in the consolidated statement of operations.

The fair value of warrants deemed to be derivative instruments is determined using the Black-Scholes or Binomial option-pricing models using varying assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end. We thus use model-derived valuations where significant value drivers are unobservable to third parties to determine the fair value and accordingly classify such warrants in Level 3 per ASC 820. At December 31, 2011 and 2010 the fair value of such warrants was $3,325,114 and $3,487,959, respectively, which we classified as a long term derivative liability on our balance sheets.

As of December 31, 2011 and 2010 we did not hold any Level 1 or Level 2 securities.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

We had no revenues during the twelve months ended December 31, 2011 and 2010 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

For the twelve months ended December 31, 2011, research and development expenses increased $3,729,912 or 39% to $13,318,455 for the twelve months ended December 31, 2011 from $9,588,543 for the twelve months ended December 31, 2010. This increase in research and development expenses was primarily attributable to initiating the Phase II/III clinical trial of our product candidate plecanatide and the pre-clinical development of SP-333. These clinical and preclinical expenses totaled approximately $11,119,000 during the twelve months ended December 31, 2011, as compared to $5,800,000 during the twelve months ended December 31, 2010.  This increase was offset by lower manufacturing, formulation, testing and packaging of drug product, totaling approximately $1,020,000 during the twelve months ended December 31, 2011, as compared to $2,625,000 during the twelve months ended December 31, 2010.

For the twelve months ended December 31, 2011, general and administrative expenses increased $266,948 or 4%, to $7,610,136 for the twelve months ended December 31, 2011 from $7,343,188 for the twelve months ended December 31, 2010. This increase was primarily due to higher compensation related expenses, partially offset by lower legal expenses.

Net loss available to common stockholders for twelve months ended December 31, 2011, decreased $19,000,443 to $6,793,045 compared to a net loss available to common stockholders of $ 25,793,488 incurred for the twelve months ended December 31, 2010. The decreased net loss is the result of higher research and development, and general and administrative expenses discussed above, more than offset by the following non-operating items for the twelve months ended December 31, 2011 and 2010.

	Twelve months ended 12/31/2011	Twelve months ended 12/31/2010	Change ($)
Loss from operations	$(20,928,591)	$(16,931,731)	$(3,996,860)
Interest and investment income	1,695	25,548	(23,853)
Tax credit	367,613	1,025,606	(657,993)
Interest expense notes payable	(11,877)	(322,705)	310,828
Loss on debt extinguishment	—	(2,099,892)	2,099,892
Change in fair value of derivative instruments	5,257,031	(15,344,578)	20,601,609
Net loss attributable to non-controlling interest	8,521,084	7,854,264	666,820

Net loss available to common stockholders	$(6,793,045)	$(25,793,488)	$19,000,443

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

Net loss available to common stockholders for twelve months ended December 31, 2010, increased $8,904,875 to $25,793,488, compared to a net loss available to common stockholders of $16,888,613 incurred for the twelve months ended December 31, 2009. The increased net loss is the result of higher research and development, and general and administrative expenses discussed above, plus the following non-operating items for the twelve months ended December 31, 2010 and 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had $13,244,961 in cash and cash equivalents, compared to $1,708,982 as of December 31, 2010. Net cash used in operating activities was $21,253,344 for the twelve months ended December 31, 2010 as compared to $12,209,500 during the twelve months ended December 31, 2010. Net cash provided by financing activities for the twelve months ended December 31, 2010 was $32,789,323, as compared to $6,710,870 provided during the twelve months ended December 31, 2010.

As of December 31, 2011 we had working capital of $9,754,600, as compared to a working capital deficit of $3,806,899 on December 31, 2010.

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

Our consolidated financial statements as of December 31, 2011 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on our financial statements that included an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table is a summary of contractual cash obligations for the periods indicated that existed as of December 31, 2011, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Operating leases	$49,243	$49,243	$	$—	$—
Purchase obligations—principally employment and consulting services(1)	3,113,270	1,194,035	1,919,235	—	—
Purchase Obligations—Major Vendors(2)	1,496,569	1,496,569		—	—

Total obligations	$4,659,082	$2,739,847	$1,919,235	$—	$—

(1) Represents salary and bonus for remaining term of employment agreements with Gary S. Jacob, CEO, Bernard F Denoyer, Senior Vice President, Finance and consulting fees and bonus for remaining term of consulting agreement with Gabriele M. Cerrone, Chairman.

(2) Represents amounts that will become due upon future delivery of supplies, drug substance and test results from various suppliers, under open purchase orders in connection with Synergy research and development activities as of December 31, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2011.

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

In May 2011, FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820 to provide common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, as well as providing guidance on how fair value should be applied where its use is already required or permitted by other standards within U.S. GAAP. ASU No. 2011-04 is to be applied prospectively, and early adoption is not permitted. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on our results of operations or our financial position.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 provides for additional disclosures of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this Update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and disclosures required by these amendments should be provided retrospectively for all comparative periods presented.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting

Standards Update No. 2011-05.” ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. ASU 2011-12 did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. The amendments are effective at the same time as the amendments in ASU 2011-05.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2011 and 2010, a substantial portion of our cash and cash equivalents consists of short term, highly liquid investments in money market savings accounts held at commercial banks.

Interest Rate Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term money marketable funds. Due to the short-term duration of our investment portfolio and the relatively low risk profile of our investments, a sudden change in interest rates would not have a material effect on the fair market value of our portfolio, nor our operating results or cash flows.

Recently, there has been concern in the credit markets regarding the value of a variety of mortgage-backed and auction rate securities and the resulting effect on various securities markets. We do not hold any auction rate securities. We do not believe our cash, and cash equivalents investments have significant risk of default or illiquidity, however, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Given the current instability of financial institutions, we cannot provide assurance that we will not experience losses on these deposits.

Our capital lease obligations bear interest at a fixed rate and therefore these leases have no exposure to changes in interest rates.

Foreign Currency Risk

We have no operations outside the U.S. and do not hold any foreign currency denominated financial instruments.

Effects of Inflation

We do not believe that inflation and changing prices during the years ended December 31, 2011, 2010 and 2009 had a significant impact on our results of operations.

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2011 and 2010 and for the fiscal years ended December 31, 2011, 2010 and 2009 and for the period from June 5, 1996 (inception) to December 31, 2011, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9A.               CONTROLS AND PROCEDURES.

a) Disclosure Controls and Procedures

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)   pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(2)   provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and

(3)   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we conclude that, at December 31, 2011, our internal control over financial reporting was effective.

c) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes during the quarter ended December 31, 2011.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.                                    OTHER INFORMATION.

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding the directors and executive officers of Callisto Pharmaceuticals, Inc. as of March 29, 2012:

Name	Age	Position
Gabriele M Cerrone	40	Chairman of the Board
Gary S. Jacob	65	Chief Executive Officer, Chief Scientific Officer and Director
Bernard F. Denoyer	64	Senior Vice President, Finance and Secretary
John P. Brancaccio	64	Director
Randall Johnson	65	Director

Gabriele M. Cerrone has served as our Chairman of the Board of Directors since May 2003 and a consultant since January 2005. From March 1999 to January 2005 Mr. Cerrone served as a Senior Vice President of Investments of Oppenheimer & Co. Inc., a financial services firm. In May 2001, Mr. Cerrone led the restructuring of SIGA Technologies, Inc., a biotechnology company, and served on its board of directors from May 2001 to May 2003. Mr. Cerrone co-founded TrovaGene, Inc. (formerly Xenomics, Inc.), a diagnostics company, and served as Co-Chairman from July 2005 until November 2006. Mr. Cerrone also co-founded FermaVir Pharmaceuticals, Inc., a biotechnology company, and served as Chairman from August 2005 to September 2007, when the company was acquired by Inhibitex, Inc., a biotechnology company. Mr. Cerrone served as a director of Inhibitex, Inc. from September 2007 until February 2012 when it was acquired by Bristol-Myers Squibb Company.  Mr. Cerrone currently serves as a director of TrovaGene, Inc. In addition, Mr. Cerrone is Chairman and a consultant to Synergy Pharmaceuticals, Inc. Mr. Cerrone is the managing partner of Panetta Partners Ltd., a Colorado limited partnership that is a private investor in both public and private venture capital in the life sciences and technology arena as well as real estate. Mr. Cerrone’s experience in finance and investment banking allows him to contribute broad financial and strategic planning expertise and led to the Board’s conclusion that he should serve as a director of the company.

Gary S. Jacob, Ph.D. has served as our Chief Executive Officer as well as Chief Scientific Officer since May 2003 and a Director since October 2004. Dr. Jacob has also served as President, Chief Executive Officer and a Director of Synergy Pharmaceuticals, Inc. since July 2008, Chairman of Synergy-DE from October 2003 until July 2008 and Chief Scientific Officer of Synergy DE from 1999 to 2003. Dr. Jacob is also a director of TrovaGene, Inc. (formerly Xenomics, Inc.), a diagnostics company. Dr. Jacob served as Chief Scientific Officer of Synergy DE from 1999 to 2003. Dr. Jacob has over twenty-five years of experience in the pharmaceutical and biotechnology industries across multiple disciplines including research & development, operations and business development. Prior to 1999, Dr. Jacob served as a Monsanto Science Fellow, specializing in the field of glycobiology, and from 1997 to 1998 was Director of Functional Genomics, Corporate Science & Technology, at Monsanto Company. Dr. Jacob also served from 1990 to 1997 as Director of Glycobiology at G.D. Searle Pharmaceuticals Inc. During the period of 1986 to 1990, he was Manager of the G.D. Searle Glycobiology Group at Oxford University, England. Dr. Jacob’s broad management expertise in the pharmaceutical and biotechnology industries provides relevant experience in a number of strategic and operational areas and led to the Board’s conclusion that he should serve as a director of our company.

Bernard F. Denoyer has served as our Senior Vice President, Finance since December 2007 and from January 2004 to November 2007 served as our Vice President, Finance and Secretary. Since July 2008 Mr. Denoyer has also served as Senior Vice President, Finance and Secretary of Synergy. From October 2000 to December 2003, Mr. Denoyer was an independent consultant providing interim CFO and other services to emerging technology companies, including Callisto and certain portfolio companies of Marsh & McLennan Capital, LLC. From October 1994 until September 2000, Mr. Denoyer served as Chief Financial Officer and Senior Vice President at META Group, Inc., a public information technology research company, where he was instrumental in their 1995 IPO. From 1990 to 1993 he served as Vice President Finance of Environetics, Inc., a pharmaceutical water diagnostic test business, acquired by IDEXX Laboratories, Inc.

John P. Brancaccio, a retired CPA, has served as a director of our company since April 2004. Since April 2004, Mr. Brancaccio has been the Chief Financial Officer of Accelerated Technologies, Inc., an incubator for medical device companies. From May 2002 until March 2004, Mr. Brancaccio was the Chief Financial Officer of Memory Pharmaceuticals Corp., a biotechnology company. From 2000 to 2002, Mr. Brancaccio was the Chief Financial Officer/Chief Operating Officer of Eline Group, an entertainment and media company. Mr. Brancaccio is currently a director of Alfacell Corporation as well as a director of TrovaGene, Inc. (formerly Xenomics, Inc.) and Synergy Pharmaceuticals, Inc. Mr. Brancaccio’s chief financial officer experience provides him with valuable financial and accounting expertise which the Board believes qualifies him to serve as a director of our company.

Randall Johnson, Ph.D. has served as a director of our company since February 2005. Since February 2002, Dr. Johnson has been serving as a consultant to various venture capital, biotechnology and pharmaceutical companies focusing on oncology. From October 1982 to February 2002, Dr. Johnson served in a number of capacities at GlaxoSmithKline PLC/SmithKline Beecham Pharmaceuticals, most recently as a Group Director in the Department of Oncology Research. Dr. Johnson’s experience in drug development qualifies him to serve as a director of our company.

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

The Compensation Committee currently consists of Randall Johnson, chairman of the Compensation Committee and John Brancaccio. The Board of Directors has determined that all of the members are “independent” under the current listing standards of NASDAQ. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee. A copy of this charter is available at our web site www.callistopharma.com.

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

The Corporate Governance/Nominating Committee currently consists of John Brancaccio, Chairman of the Corporate Governance/Nominating Committee. The Board of Directors has determined that all of the members are “independent” under the current listing standards of NASDAQ. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee. A copy of this charter is available at our web site www.callistopharma.com.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based on a review of the copies of such forms received, we believe that during 2011, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, executive officers and employees. A copy of this Code of Business Conduct and Ethics is posted on our website at www.callistopharma.com .

ITEM 11.                      EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Principal Financial Officer and two other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the “named executive officers”) for fiscal year 2011.

Name & Principal Position	Year	Salary	Bonus		Option Awards(1)		Total
Gabriele M. Cerrone(2)	2011	319,043	340,648		1,244,126		1,903,817
Chairman of the Board	2010	309,750	1,397,762	(3)	11,787,403	(4)	13,494,915
	2009	278,521	150,000		—		428,521

Gary S. Jacob	2011	324,450	346,421		1,244,126		1,914,997
Chief Executive Officer and Chief Scientific Officer	2010	315,000	189,000		11,787,403	(4)	12,291,403
	2009	285,000	150,000		—		435,000

Bernard F. Denoyer	2011	200,850	54,508		—		255,358
Senior Vice President, Finance and Principal Financial Officer	2010	195,000	—		329,667	(4)	524,667
	2009	176,249	—		—		176,249

(1)  Amounts represent Callisto and Synergy aggregate grant date fair value in accordance with FASB ASC Topic 718.

(2)  Mr. Cerrone is being paid pursuant to a consulting agreement with Synergy.

(3)  $1,211,912 of such amount represents an accrued realization bonus. Mr. Cerrone had agreed with us to defer payment of his bonus until the earlier of (i) March 31, 2012, (ii) the completion of a financing transaction yielding gross proceeds of $30 million on a cumulative basis subsequent to October 6, 2010 or (iii) the tenth business day after termination of the consulting agreement without cause or good reason (including a termination following a “change of control” transaction as that term is defined in his consulting agreement). In consideration of Mr. Cerrone agreeing to permit us to defer payment of his bonus we agreed to indemnify him from any liability for taxes or penalties that he may incur pursuant to Section 409A of the Internal Revenue Code and comparable state income tax laws. This bonus was paid in full during the year ended December 31, 2011

(4)  Substantially all of the options underlying these amounts vest and are exercisable at $0.70 per share upon a change of control of Synergy.

 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable Callisto stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2011.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Gary S. Jacob	130,000	260,000		$0.26	130,000 on January 25, 2012,
					130,000 on January 25, 2013
	500,000	—		1.50	June 13, 2013
	112,500	162,500	(1)	3.00	June 29, 2014
	200,000	—		1.01	July 6, 2015
	50,000	—		1.64	March 17, 2016
	75,000	—		0.81	February 16, 2017
Bernard F. Denoyer	25,000	50,000		0.26	25,000 on January 25, 2012,
					25,000 on January 25, 2013
	100,000	—		3.60	January 15, 2014
	50,000	—		1.38	July 29, 2015
	100,000	—		0.66	April 12, 2017
Gabriele M Cerrone	130,000	260,000		0.26	130,000 on January 25, 2012,
					130,000 on January 25, 2013
	333,055	—		1.30	April 22, 2013
	75,000	—		1.50	June 13, 2013
	100,000	—		3.20	April 26, 2014
	375,000	—		1.70	January 10, 2015
	225,000	—		0.96	January 25, 2017

(1)  The remaining 162,500 options vest upon certain drug development or licensing benchmarks.

DIRECTOR COMPENSATION

The following table sets forth summary information concerning the total compensation earned by our non-employee directors in 2011 for services to our company.

Name	Fees Earned or Paid In Cash
John P. Brancaccio(1)	$31,500
Randall Johnson(2)	$28,000
Riccardo Dalla-Favera(3)	$3,750

(1)       Stock options for the purchase of an aggregate of 176,123 Callisto shares were outstanding as of December 31, 2011, of which 168,123 were exercisable

(2)       Stock options for the purchase of an aggregate of 153,000 Callisto shares were outstanding as of December 31, 2011, of which 145,000 were exercisable

(3)       Stock options for the purchase of an aggregate of 101,000 Callisto shares were outstanding as of December 31, 2011, of which 101,000 were exercisable. Dr. Della-Favera resigned his director position effective April 15, 2011.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL AGREEMENTS

On April 6, 2004, Kunwar Shailubhai, Ph.D. entered into an employment agreement with Synergy in which he agreed to serve as Senior Vice President, Drug Discovery. Dr. Shailubhai’s employment agreement was for a term of 12 months beginning April 6, 2004 and is automatically renewed for successive one year periods at the end of each term. On July 9, 2008, Dr. Shailubhai was appointed Chief Scientific Officer of Synergy, his salary is currently $236,907 per year and he is eligible to receive a discretionary performance bonus of up to 25% of his salary per year.

On May 2, 2011, Dr. Gary Jacob entered into a second amended and restated employment agreement with Synergy in which he agreed to serve as Chief Executive Officer and President. The term of the agreement was effective as of August 1, 2008 and continues until December 31, 2014 and is automatically renewed for successive one year periods at the end of each term. Dr. Jacob’s current salary is $324,450 per year. Dr. Jacob is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria. Such performance objectives and bonus criteria for 2012 had not been determined as of March 14, 2012. Dr. Jacob is also eligible to receive a realization bonus in the event that Synergy enters into an out-license agreement for our technology or enter into a joint venture in which we contribute such rights to the joint venture where the enterprise value equals or exceeds a minimum of $250 million during the term of the agreement or the license fees Synergy contracts to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or the sum of the license fees actually received in the case of an out license, multiplied by 0.5%. In addition, in the event Synergy engages in a merger transaction or a sale of substantially all of our assets where (i) our enterprise value at the time of the merger or sale equals or exceed $400 million and our stockholders prior to consummation of the merger or sale beneficially own less than 20% of the stock of the surviving entity after consummation of the merger or (ii) our enterprise value at the time of the merger or sale or 12 months after the merger or sale equals or exceed $250 million and our stockholders prior to consummation of the merger or sale beneficially own 20% or more of the stock of the surviving entity after consummation of the merge, Dr. Jacob shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5%.

If the employment agreement is terminated by Synergy other than for cause or as a result of Dr. Jacob’s death or permanent disability or if Dr. Jacob terminates his employment for good reason which includes a change of control, Dr. Jacob shall receive (i) a severance payment equal to the higher of the aggregate amount of his base salary for the then remaining term of the agreement or twelve times the average monthly base salary paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base salary during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iv) payment in respect of compensation earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination. In the event Dr. Jacob’s employment was terminated upon a change of control as of December 31, 2011, he would have been entitled to receive a lump sum payment of $973,350, less applicable withholding.

On May 2, 2011, Gabriele M. Cerrone, our Chairman of the Board, entered into an amended and restated consulting agreement with Synergy. The term of the agreement was effective as of August 1, 2008 and continues until December 31, 2014 and is automatically renewed for successive one year periods at the end of each term. Pursuant to the agreement, Mr. Cerrone’s current compensation is $319,043 per year. Mr. Cerrone is eligible to receive a cash bonus of up to 50% of his base compensation per year based on meeting certain performance objectives and bonus criteria. Such performance objectives and bonus criteria for 2012 had not been determined as of March 14, 2012. Mr. Cerrone is also eligible to receive a realization bonus in the event that Synergy enters into an out-license agreement for our technology or enter into a joint venture in which Synergy contributes such rights to the joint venture where the enterprise value equals or exceeds a minimum $250 million during the term of the agreement or the license fees Synergy contracts to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or financing or the sum of the license fees actually received multiplied by 0.5%. In addition, in the event Synergy engages in a merger transaction or a sale of substantially all of our assets where (i) our enterprise value at the time of the merger or sale equals or exceed $400 million and our stockholders prior to consummation of the merger or sale beneficially own less than 20% of the stock of the surviving entity after consummation of the merger or (ii) our enterprise value at the time of the merger or sale or 12 months after the merger or sale equals or exceed $250 million and our stockholders prior to consummation of the merger or sale beneficially own 20% or more of the stock of the surviving entity after consummation of the merge, Mr. Cerrone shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5%.

On October 6, 2010 Synergy achieved the $20 million threshold required for Mr. Cerrone’s realization bonus to be accrued on the cumulative gross proceeds of financing transactions since August 1, 2008. This bonus totaled $1,211,912, was deemed compensatory in nature and charged to expense during the year ended December 31, 2010. Mr. Cerrone has agreed with Synergy to defer payment of his bonus until the earlier of (i) March 31, 2012, (ii) the completion of a financing transaction yielding gross proceeds of $30 million on a cumulative basis subsequent to October 6, 2010 or (iii) the tenth business day after termination of the consulting agreement without cause or good reason (including a termination following a “change of control” transaction as that term is defined in his consulting agreement). In consideration of Mr. Cerrone agreeing to permit Synergy to defer payment of his bonus Synergy agreed to indemnify him from any liability for taxes or penalties that he may incur pursuant to Section 409A of the Internal Revenue Code and comparable state income tax laws. This bonus was paid in full during the year ended December 31, 2011, which payment does not terminate Synergy’s indemnification liability.

If the consulting agreement is terminated by Synergy other than for cause or as a result of Mr. Cerrone’s death or permanent disability or if Mr. Cerrone terminates the agreement for good reason which includes a change of control, Mr. Cerrone shall receive (i) a severance payment equal to the higher of the aggregate amount of his base compensation for the then remaining term of the agreement or twelve times the average monthly base compensation paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base compensation during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iv) payment in respect of compensation earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination. In the event Mr. Cerrone’s employment was terminated upon a change of control as of December 31, 2011, he would have been entitled to receive a lump sum payment of $957,129 less applicable withholding.

On January 20, 2011, Bernard F. Denoyer entered into an executive employment agreement with Synergy in which he agreed to serve as Senior Vice President, Finance.  The term of the agreement was effective as of January 20, 2011, continues until January 20, 2013 and is automatically renewed for successive one year periods at the end of each term. Mr. Denoyer’s base salary is currently $200,850 and he is eligible to receive a cash bonus of up to 20% of his base salary per year at the discretion of the Compensation Committee of the Board of Directors.  If the employment agreement is terminated by Synergy other than for cause or as a result of Mr. Denoyer’s death or permanent disability or if Mr. Denoyer terminates his employment for good reason which includes a change of control, Mr. Denoyer shall receive (i) a severance payment equal to the higher of the aggregate amount of his base salary for the then remaining term of the agreement or twelve times the average monthly base salary paid or accrued during the three full calendar months preceding the termination, (ii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iii) payment in respect of compensation earned but not yet paid and (iv) payment of the cost of medical insurance for a period of twelve months following termination.  In the event Mr. Denoyer’s employment was terminated upon a change of control as of December 31, 2011, he would have been entitled to receive a lump sum payment of $211,855, less applicable withholding.

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

Callisto Pharmaceuticals, Inc. Stock Option Plans

In 1996, Callisto adopted the 1996 Incentive and Non-Qualified Stock Option Plan (the “Plan”) for employees, consultants and outside directors to purchase up to 2,000,000 shares of common stock. This Plan was amended in December 2002 to increase the number of shares authorized under the Plan to 10,000,000. The option term for the 3,113,817 options outstanding as of December 31, 2011 under the Plan is ten years from date of grant. The Plan terminated on January 1, 2006 under its original terms and no further options will be granted under the Plan.

On October 20, 2005, our stockholders approved the 2005 Equity Compensation Incentive Plan. The maximum number of shares of common stock with respect to which awards may be granted under the 2005 Equity Plan is 5,000,000. The option term for options granted under the 2005 Equity Plan is ten years from date of grant and there were 2,770,000 options available for future grants as of December 31, 2011.

On October 20, 2005, our stockholders approved our 2005 Directors’ Stock Option Plan. The maximum number of shares of common stock with respect to which awards may be granted under the 2005 Directors’ Plan is 1,000,000. The option term for options granted under the 2005 Directors’ Plan is ten years from date of grant and there are 833,000 option shares available for future grants as of December 31, 2011.

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

The options we grant under the 2005 Equity Plan may be either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-statutory stock options at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. None of our stock option plans are qualified deferred compensation plans under Section 401(a) of the Code, and are not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). As of December 31, 2011, we have 1,924,555 stock options outstanding not subject to our stock option plans.

Synergy Pharmaceuticals, Inc. Stock Option Plan

During 2008, Synergy adopted the 2008 Equity Compensation Incentive Plan (the “Synergy Plan”) which is intended to promote the best interests of its stockholders by (i) assisting Synergy and its Subsidiaries in the recruitment and retention of persons with ability and initiative, (ii) providing an incentive to such persons to contribute to the growth and success of Synergy’s businesses by affording such persons equity participation in Synergy and (iii) associating the interests of such persons with those of Synergy and its Subsidiaries and stockholders. Stock options granted under the Synergy Plan, typically vest after three years of continuous service from the grant date and have a contractual term of ten years. As of December 31, 2011 there were 5,964,039 stock options outstanding under the Synergy Plan and 1,535,961 shares available for future issuances. On March 1, 2010, a majority of the Synergy shareholders acting by written consent approved an amendment to the Synergy Plan increasing the number of shares reserved under the Synergy Plan to 7,500,000 shares.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 29, 2012 by (i) each person know to beneficially own more than 5% of the outstanding common stock, (ii) each of our directors, (iii) the Named Executive Officers and (iv) all directors and executive officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Callisto Pharmaceuticals, Inc., 420 Lexington Avenue, Suite 1609, New York, N.Y. 10170.

	Shares of Common Stock Beneficially Owned(1)
Name and Address of Beneficial Owner	Number of Shares		Percentage and Class
Gabriele M. Cerrone Chairman of the Board	3,417,292	(2)	2.1%
Gary S. Jacob Chief Executive Officer, Chief Scientific Officer and Director	1,851,745	(3)	1.2%
Bernard Denoyer Senior Vice President, Finance and Secretary	300,000	(4)	*
John Brancaccio Director	168,123	(5)	*
Randall K. Johnson Director	145,000	(6)	*
All Directors and Executive Officers as a group (5 persons)	5,882,160	(7)	3.6%
5% or Greater Stockholders
R. Merrill Hunter	25,376,872		16.1%

*                               less than 1%

(1)                       Applicable percentage ownership as of March 29, 2012  is based upon  158,516,071 shares of common stock outstanding.

(2)                       Includes 1,368,055 shares of common stock issuable upon exercise of stock options.

(3)                       Includes 1,597,500 shares of common stock issuable upon exercise of stock options.

(4)                       Consists of 300,000 shares of common stock issuable upon exercise of stock options.

(5)                       Consists of 168,123 shares of common stock issuable upon exercise of stock options.

(6)                       Consists of 145,000 shares of common stock issuable upon exercise of stock options.

(7)                       Includes 3,578,678 shares of common stock issuable upon exercise of stock options.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On May 2, 2011, Gabriele M. Cerrone, our Chairman of the Board, entered into an amended and restated consulting agreement with Synergy. The term of the agreement was effective as of August 1, 2008 and continues until December 31, 2014 and is automatically renewed for successive one year periods at the end of each term. Pursuant to the agreement, Mr. Cerrone’s current compensation is $319,043 per year. Mr. Cerrone is eligible to receive a cash bonus of up to 50% of his base compensation per year based on meeting certain performance objectives and bonus criteria. Such performance objectives and bonus criteria for 2012 had not been determined as of March 14, 2012. Mr. Cerrone is also eligible to receive a realization bonus in the event that Synergy enters into an out-license agreement for our technology or enter into a joint venture in which Synergy contributes such rights to the joint venture where the enterprise value equals or exceeds a minimum $250 million during the term of the agreement or the license fees Synergy contracts to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or financing or the sum of the license fees actually received multiplied by 0.5%. In addition, in the event Synergy engages in a merger transaction or a sale of substantially all of our assets where (i) our enterprise value at the time of the merger or sale equals or exceed $400 million and our stockholders prior to consummation of the merger or sale beneficially own less than 20% of the stock of the surviving entity after consummation of the merger or (ii) our enterprise value at the time of the merger or sale or 12 months after the merger or sale equals or exceed $250 million and our stockholders prior to consummation of the merger or sale beneficially own 20% or more of the stock of the surviving entity after consummation of the merge, Mr. Cerrone shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5%.

On October 6, 2010 Synergy achieved the $20 million threshold required for Mr. Cerrone’s realization bonus to be accrued on the cumulative gross proceeds of financing transactions since August 1, 2008. This bonus totaled $1,211,912, was deemed compensatory in nature and charged to expense during the year ended December 31, 2010. Mr. Cerrone has agreed with Synergy to defer payment of his bonus until the earlier of (i) March 31, 2012, (ii) the completion of a financing transaction yielding gross proceeds of $30 million on a cumulative basis subsequent to October 6, 2010 or (iii) the tenth business day after termination of the consulting agreement without cause or good reason (including a termination following a “change of control” transaction as that term is defined in his consulting agreement). In consideration of Mr. Cerrone agreeing to permit Synergy to defer payment of his bonus Synergy agreed to indemnify him from any liability for taxes or penalties that he may incur pursuant to Section 409A of the Internal Revenue Code and comparable state income tax laws. This bonus was paid in full during the year ended December 31, 2011, which payment does not terminate Synergy’s indemnification liability.

If the consulting agreement is terminated by Synergy other than for cause or as a result of Mr. Cerrone’s death or permanent disability or if Mr. Cerrone terminates the agreement for good reason which includes a change of control, Mr. Cerrone shall receive (i) a severance payment equal to the higher of the aggregate amount of his base compensation for the then remaining term of the agreement or twelve times the average monthly base compensation paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base compensation during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by our stock option plans or ten years following the termination date, (iv) payment in respect of compensation earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination. In the event Mr. Cerrone’s employment was terminated upon a change of control as of December 31, 2011, he would have been entitled to receive a lump sum payment of $957,129 less applicable withholding.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed and unbilled for the fiscal years ended December 31, 2011 and December 31, 2010, for professional services rendered by our principal accountants for the audits of our annual financial statements, the review of our financial statements included in our quarterly reports on Form 10-Q and consultations and consents were approximately $397,890 and $365,000, respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed for the fiscal years ended December 31, 2011 and 2010 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements.

TAX AND OTHER FEES

The aggregate fees billed and unbilled for the fiscal years ended December 31, 2011 and 2010 for professional services rendered by our principal accountants for tax preparation services was $22,650 for each year.

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

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)

Index to Financial Statement Schedules:

Index to Consolidated Financial Statements	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3
Consolidated Statement of Operations for each of the three years ended December 31, 2011, 2010 and 2009 and for the period June 5, 1996 (inception) to December 31, 2011	F-4
Consolidated Statement of Changes in Stockholder’s Equity (Deficit) for the period June 5, 1996 (inception) to December 31, 2011	F-5
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2011, 2010 and 2009 and for the period June 5, 1996 (inception) to December 31, 2011	F-12
Notes to Consolidated Financial Statements	F-13

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

Exhibit No.	Description
3.1	Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 2.1 filed with the Company’s Annual Report on Form 10-K filed on March 28, 2008)

3.2

Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on October 27, 2006)

3.3

Certificate of Amendment to Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K filed on December 27, 2006)

3.4

Certificate of Amendment to Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K filed on August 7, 2007)

3.5

Certificate of Amendment to Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on September 22, 2009)

3.6	Bylaws, as amended (Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on June 4, 2007)

4.1	1996 Incentive and Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on May 15, 2003)

4.4	2005 Equity Compensation Incentive Plan (Incorporated by reference to Appendix B filed with the Company’s Definitive Proxy Statement on Schedule 14A filed on August 31, 2005)

4.5	2005 Directors’ Stock Option Plan (Incorporated by reference to Appendix C filed with the Company’s Definitive Proxy Statement on Schedule 14A filed on August 31, 2005)

10.1

Employment Agreement dated April 6, 2004 by and between Synergy Pharmaceuticals Inc. and Kunwar Shailubhai (Incorporated by reference to Exhibit 10.2 filed with the Company’s Annual Report on Form 10-KSB on April 14, 2004)*

10.2

Amended and Restated License Agreement dated as of December 31, 2007 by and between Callisto Pharmaceuticals, Inc. and AnorMED Corporation, as successor in interest to AnorMED, Inc. (Incorporated by reference to Exhibit 10.3 filed with the Company’s Annual Report on Form 10-K on March 28, 2008)**

10.3

Amendment dated October 19, 2005 to the Employment Agreement dated as of April 6, 2004 by and between Synergy Pharmaceuticals Inc. and Kunwar Shailubhai (Incorporated by reference to Exhibit 10.5 filed with the Company’s Current Report on Form 8-K filed on October 21, 2005)*

10.4

Patent and Technology License Agreement dated January 10, 2006 between The University of Texas M.D. Anderson Cancer Center and Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.22 filed with the Company’s Annual Report on Form 10-K filed on March 31, 2006)**

10.5

Amended and Restated Employment Agreement dated December 10, 2007 by and between Callisto Pharmaceuticals, Inc and Bernard Denoyer (Incorporated by reference to Exhibit 10.26 filed with the Company’s Annual Report on Form 10-K on March 28, 2008)*

Exhibit No.	Description
10.6

Technology Assignment Agreement between Callisto Pharmaceuticals, Inc. and AnorMED Corporation, a wholly owned subsidiary of Genzyme Corporation, dated December 19, 2008 (incorporated by reference to Exhibit 10.13 filed with the Company’s Annual Report on Form 10-K filed on April 15, 2009).

10.7

Amended and Restated Executive Employment Agreement by and between Callisto Pharmaceuticals, Inc. and Gary S. Jacob dated March 11, 2009 (incorporated by reference to Exhibit 10.18 filed with the Company’s Annual Report on Form 10-K filed on April 15, 2009).*

10.8

Amended and Restated Consulting Agreement by and between Callisto Pharmaceuticals, Inc. and Gabriele M. Cerrone dated March 11, 2009 (incorporated by reference to Exhibit 10.19 filed with the Company’s Annual Report on Form 10-K filed on April 15, 2009).*

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

101

Financial statements from the Annual Report on Form 10-K of the Company for the Year Ended December 31, 2011 as filed March 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Condensed Consolidated Statement of Stockholders Equity (Deficit) and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALLISTO PHARMACEUTICALS, INC.
(Registrant)

Date: March 30, 2012	By:	/s/ GARY S. JACOB
Gary S. Jacob,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ GARY S. JACOB	Chief Executive Officer and Director	March 30, 2012
Gary S. Jacob	(Principal Executive Officer)

/s/ BERNARD F. DENOYER	Senior Vice President, Finance	March 30, 2012
Bernard F. Denoyer	(Principal Financial and Accounting Officer)

/s/ GABRIELE M. CERRONE	Chairman of the Board	March 30, 2012
Gabriele M. Cerrone

/s/ JOHN P. BRANCACCIO	Director	March 30, 2012
John P. Brancaccio

/s/ RANDALL K. JOHNSON	Director	March 30, 2012
Randall K. Johnson

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

Index to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3
Consolidated Statements of Operations for the three years ended December 31, 2011, 2010 and 2009 and June 5, 1996 (inception) to December 31, 2011	F-4
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period June 5, 1996 (Inception) to December 31, 2011	F-5
Consolidated Statements of Cash Flows for the three years ended December 31, 2011, 2010 and 2009 and for the period June 5, 1996 (Inception) to December 31, 2011	F-12
Notes to the Consolidated Financial Statements	F-13

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Callisto Pharmaceuticals, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Callisto Pharmaceuticals, Inc. and Subsidiaries (a development stage company) (the “Company”) as of December 31, 2011 and 2010, the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2011 and for the period from June 5, 1996 (inception) to December 31, 2011 and the related consolidated statement of stockholders’ equity (deficit) for the period from June 5, 1996 (inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Callisto Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 and for the period from June 5, 1996 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP
New York, New York
March 30, 2012

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$13,244,961	$1,708,982
Prepaid expenses and other	796,028	769,403
Tax credits receivable	377,865	781,127

Total Current Assets	14,418,854	3,259,512
Property and equipment, net	5,774	9,397
Security deposits	87,740	87,740

Total Assets	$14,512,368	$3,356,649

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable	$3,206,827	$4,755,361
Accrued expenses	1,457,427	2,311,050

Total Current Liabilities	4,664,254	7,066,411
Derivative financial instruments, at estimated fair value—warrants	3,325,114	3,487,959

Total Liabilities	7,989,368	10,554,370
Commitments and contingencies
Stockholders’ Deficit:
Series A convertible preferred stock, par value $0.0001, 700,000 shares authorized, 8,000 shares outstanding at December 31, 2011 and December 31, 2010, respectively	1	1
Series B convertible preferred stock, par value $0.0001, 2,500,000 shares authorized, no shares outstanding at December 31, 2011 and December 31, 2010, respectively	—	—
Common stock, par value of $.0001 per share: 225,000,000 shares authorized; 158,516,071and 157,509,404 shares outstanding at December 31, 2011 and December 31, 2010, respectively	15,852	15,751
Additional paid-in capital	168,531,201	139,496,452
Deficit accumulated during development stage	(142,366,313)	(135,573,268)

Total Stockholders’ Equity	26,180,741	3,938,936
Non-controlling interest	(19,657,741)	(11,136,657)

Total Stockholders’ Equity/(Deficit)	6,523,000	(7,197,721)

Total Liabilities and Stockholders’ Equity	$14,512,368	$3,356,649

The accompanying notes are an integral part of these consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,			For the period June 5, 1996 (inception) to December 31,
	2011	2010	2009	2011
Revenues	$—	$—	$—	$—

Costs and Expenses:
Research and development	13,318,455	9,588,543	3,423,515	59,094,517
Government grants	—	—	—	(1,135,318)
Purchased in-process research and development	—	—	—	6,944,553
General and administrative	7,610,136	7,343,188	5,106,470	60,372,657

Loss from Operations	(20,928,591)	(16,931,731)	(8,529,985)	(125,276,409)
Interest and investment income	1,695	25,548	25,008	916,577
Tax credit	367,613	1,025,606	—	1,393,219
Interest expense on notes payable	(11,877)	(322,705)	(436,693)	(943,124)
Loss on debt extinguishment	—	(2,099,892)	—	(2,099,892)
Change in fair value of derivative instruments	5,257,031	(15,344,578)	(9,413,744)	(16,910,285)

Net Loss	(15,314,129)	(33,647,752)	(18,355,414)	(142,919,914)
Net Loss attributable to noncontrolling interest	8,521,084	7,854,264	—	19,657,741

Net loss attributable to controlling interest	(6,793,045)	(25,793,488)	(18,355,414)	(123,262,173)
Series A Preferred stock conversion rate change and beneficial conversion feature accreted as a dividend	—	—	(136,889)	(5,025,849)
Series B Preferred stock conversion rate change and beneficial conversion feature accreted as a dividend	—	—	(1,678,703)	(12,174,391)
Cumulative effect of adopting ASC Topic 815 January 1, 2009	—	—	—	(1,903,900)

Net loss attributable to common stockholders	$(6,793,045)	$(25,793,488)	$(20,171,006)	$(142,366,313)

Weighted Average Common Shares Outstanding
Basic and Diluted	158,298,920	69,033,439	51,394,669

Net Loss per Common Share
Basic and Diluted	$(0.10)	$(0.37)	$(0.39)

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

CALLISTO PHARMACEUTICALS, INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

	Unamortized Deferred Stock-Based Compensation	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity
Balance at inception, June 5, 1996	$—	$—	$—
Issuance of founder shares	—	(404,005)	(403,213)
Common stock issued	—	—	408
Common stock issued via private placement	—	—	1,025,000

Balance, December 31, 1996	—	(404,005)	622,195
Net loss for the year	—	(894,505)	(894,505)
Common stock issued via private placement	—	—	1,081,999

Balance, December 31, 1997	—	(1,298,510)	809,689
Net loss for the year	—	(1,484,438)	(1,484,438)
Amortization of stock-based compensation	—	—	52,778
Common stock issued via private placement	—	—	1,062,500
Common stock issued for services	—	—	591,667
Common stock repurchased and cancelled	—	—	(97,000)

Balance, December 31, 1998	—	(2,782,948)	935,196
Net loss for the year	—	(4,195,263)	(4,195,263)
Deferred compensation—stock options	(9,946)	—	—
Amortization of stock-based compensation	3,262	—	3,262
Common stock issued for services	—	—	3,168,832
Common stock issued via private placement	—	—	260,000

Balance, December 31, 1999	(6,684)	(6,978,211)	172,027
Net loss for the year	—	(2,616,261)	(2,616,261)
Amortization of stock-based compensation	4,197	—	4,197
Common stock issued	—	—	251,344
Other	—	—	432
Preferred shares issued	—	—	5,986,650
Preferred stock issued for services	—	—	1,125,000

Balance, December 31, 2000	$(2,487)	$(9,594,472)	$4,923,389

The accompanying notes are an integral part of these consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

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

CALLISTO PHARMACEUTICALS, INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

	Unamortized Deferred Stock-Based Compensation	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity
Balance, December 31, 2000	$(2,487)	$(9,594,472)	$4,923,389
Net loss for the year	—	(1,432,046)	(1,432,046)
Deferred compensation—stock options	(20,000)	—	—
Amortization of stock-based compensation	22,155	—	22,155

Balance, December 31, 2001	(332)	(11,026,518)	3,513,498
Net loss for the year	—	(1,684,965)	(1,684,965)
Amortization of stock-based compensation	332	—	332

Balance, December 31, 2002	—	(12,711,483)	1,828,865
Net loss for the year	—	(13,106,247)	(13,106,247)
Conversion of preferred stock in connection with the merger	—	—	—
Common stock issued to former Synergy stockholders	—	—	6,494,890
Common stock issued in exchange for Webtronics common stock	—	—	—
Deferred compensation—stock options	(9,313,953)	—	—
Amortization of stock-based compensation	3,833,946	—	3,833,946
Private placement of common stock, net	—	—	3,803,374

Balance, December 31, 2003	(5,480,007)	(25,817,730)	2,854,828
Net loss for the year	—	(7,543,467)	(7,543,467)
Common stock issued via private placements, net	—	—	6,099,012
Warrant and stock-based compensation for services in connection with the merger	—	—	269,826
Common stock returned from former Synergy stockholders	—	—	(159,092)
Stock issued for patent rights	—	—	56,250
Common stock issued for services	—	—	70,840
Variable account for stock options	—	—	(816,865)
Amortization of stock-based compensation	3,084,473	—	3,084,473
Stock-based compensation	93,000	—	333,572

Balance, December 31, 2004	$(2,302,534)	$(33,361,197)	$4,249,377

The accompanying notes are an integral part of these consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

	Series A Convertible Preferred Shares	Series A Convertible Preferred Stock, Par Value	Common Shares	Common Stock, Par Value	Additional Paid in Capital	Unamortized Deferred Stock-Based Compensation	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity
Balance, December 31, 2004	—	$—	29,219,102	$2,922	$39,910,186	$(2,302,534)	$(33,361,197)	$4,249,377
Net loss for the year	—	—	—	—	—	—	(11,779,457)	(11,779,457)
Deferred stock-based compensation—new grants	—	—	—	—	1,571,772	(1,571,772)	—	—
Amortization of stock-based compensation	—	—	—	—	—	2,290,843	—	2,290,843
Variable accounting for stock options	—	—	—	—	75,109	—	—	75,109
Common stock issued via private placement—March 2005	—	—	1,985,791	198	3,018,203	—	—	3,018,401
Common stock issued via private placement—August 2005	—	—	1,869,203	187	1,812,940	—	—	1,813,127
Finders fees and expenses	—	—	—	—	(176,249)	—	—	(176,249)
Exercise of common stock warrant	—	—	125,000	13	128,737	—	—	128,750
Common stock issued for services	—	—	34,000	3	47,177	—	—	47,180

Balance, December 31, 2005	—	—	33,233,096	3,323	46,387,875	(1,583,463)	(45,140,654)	(332,919)
Net loss for the year	—	—	—	—	—	—	(12,919,229)	(12,919,229)
Amortization of stock-based compensation	—	—	—	—	2,579,431	—	—	2,579,431
Reclassification of deferred unamortized stock-based compensation upon adoption of SFAS No. 123R	—	—	—	—	(1,583,463)	1,583,463	—	—
Common stock issued via private placement—February 2006	—	—	4,283,668	428	5,139,782	—	—	5,140,210
Common stock issued via private placement—April 2006	—	—	666,667	67	799,933	—	—	800,000
Finders fees and expenses	11,775	1	—	—	(1,051,717)	—	—	(1,051,716)
Waiver and lock-up agreement	—	—	740,065	74	579,622	—	—	579,696
Common stock issued for services	—	—	87,000	9	121,101	—	—	121,110
Exercise of common stock warrants	—	—	184,500	18	190,017	—	—	190,035
Series A convertible preferred stock issued via private placement	574,350	57	—	—	5,743,443	—	—	5,743,500
Detachable warrants	—	—	—	—	2,384,485	—	—	2,384,485
Beneficial conversion feature accreted as a dividend	—	—	—	—	—	—	(2,384,485)	(2,384,485)

Balance, December 31, 2006	586,125	$58	39,194,996	$3,919	$61,290,509	$—	$(60,444,368)	$850,118

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

CALLISTO PHARMACEUTICALS, INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

	Series A Convertible Preferred Shares	Series A Convertible Preferred Stock	Series B Convertible Preferred Shares	Series B Convertible Preferred Stock	Common Shares	Common Stock Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Non- Controlling Interest	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2008	98,000	$10	1,137,050	$114	49,556,661	4,955	$86,799,951	$(90,987,267)	$—	$(4,182,237)
Cumulative effect of adoption of ASC Topic 815	—	—	—	—	—	—	(181,732)	(1,903,900)	—	(2,085,632)
Net Loss	—	—	—	—	—	—	—	(15,073,021)	(3,282,393)	(18,355,414)
Stock based compensation expense	—	—	—	—	—	—	1,119,856	—	—	1,119,856
Conversion of Series A preferred stock to common stock	(35,000)	(4)	—	—	894,445	89	(85)	—	—	—
Conversion of Series B preferred stock to common stock	—	—	(122,884)	(12)	2,963,236	296	(284)	—	—	—
Private placements of common stock of majority owned subsidiary	—	—	—	—	—	—	15,970,100	—	—	15,970,100
Fees and expenses associated with private placements of majority owned subsidiary	—	—	—	—	—	—	(260,002)	—	—	(260,002)
Preferred Stock dividend attributable to reset of conversion price in conjunction with waiver of liquidation preference	—	—	—	—	—	—	1,815,592	(1,815,592)	—	—
Cashless Conversion of Warrants to Common Stock	—	—	—	—	193,769	19	(19)	—	—	—

Balance December 31, 2009	63,000	$6	1,014,166	$102	53,608,111	$5,359	$105,263,377	$(109,779,780)	$(3,282,393)	$(7,793,329)
Net Loss	—	—	—	—	—	—	—	(25,793,488)	(7,854,264)	(33,647,752)
Stock based compensation expense	—	—	—	—	—	—	854,651	—	—	854,651
Conversion of Series A preferred stock to common stock	(55,000)	(5)	—	—	1,527,777	153	(148)	—	—	—
Conversion of Series B preferred stock to common stock	—	—	(1,014,166)	(102)	28,171,278	2,817	(2,715)	—	—	—
Common shares in exchange for modification of convertible notes	—	—	—	—	265,770	27	100,169	—	—	100,196
Extinguishment on debt	—	—	—	—	—	—	2,809,531	—	—	2,809,531
Cashless conversion of Warrants to common stock upon extinguishment of convertible notes	—	—	—	—	72,355,769	7,236	(7,236)	—	—	—
Warrants exchanged	—	—	—	—	1,505,699	151	(151)	—	—	—
Direct offering of common stock of controlled subsidiary	—	—	—	—	—	—	7,179,000	—	—	7,179,000
Warrants issued in connection with controlled subsidiary registered direct offering reclassified to derivative liability -net	—	—	—	—	—	—	(3,784,743)	—	—	(3,784,743)
Fees and expenses associated with direct offering of controlled subsidiary	—	—	—	—	—	—	(468,130)	—	—	(468,130)
Reclassification of derivative liability to equity upon termination of price protection	—	—	—	—	—	—	27,511,730	—	—	27,511,730
Common stock issued as settlement for director’s fees	—	—	—	—	75,000	8	41,117	—	—	41,125

Balance December 31, 2010	8,000	$1	—	$—	157,509,404	$15,751	$139,496,452	$(135,573,268)	$(11,136,657)	$(7,197,721)
Net Loss	—	—	—	—	—	—	—	(6,793,045)	(8,521,084)	(15,314,129)
Stock based compensation expense	—	—	—	—	—	—	424,168	—	—	424,168
Common stock issued for services	—	—	—	—	850,000	85	532,915	—	—	533,000
Value of common stock issued by controlled subsidiary for consulting services provided	—	—	—	—	—	—	341,295	—	—	341,295
Placement of common stock of controlled subsidiary	—	—	—	—	—	—	34,369,064	—	—	34,369,064
Fees and expenses associated with direct offering of controlled subsidiary	—	—	—	—	—	—	(2,148,384)	—	—	(2,148,384)
Warrant exercise	—	—	—	—	106,667	11	53,323	—	—	53,334
Warrants issued in connection with controlled subsidiary registered direct offering reclassified to derivative liability-net	—	—	—	—	—	—	(5,094,186)	—	—	(5,094,186)
Exercise of warrants-controlled subsidiary	—	—	—	—	—	—	415,309	—	—	415,309

Common stocks issued for settlement of directors’ fee	—	—	—	—	50,000	5	41,245	—	—	41,250
Sale of option to purchase shares of controlled subsidiary	—	—	—	—	—	—	100,000	—	—	100,000
Balance December 31, 2011	8,000	$1	—	$—	158,516,071	$15,852	$168,531,201	$(142,366,313)	$(19,657,741)	$6,523,000

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				June 5, 1996
				(Inception) to
	Year ended December 31,			December 31,
	2011	2010	2009	2011
Cash Flows From Operating Activities:
Net loss	$(15,314,129)	$(33,647,752)	$(18,355,414)	$(142,919,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,623	5,268	5,983	111,458
Stock-based compensation expense	1,223,463	854,651	1,119,856	20,932,839
Purchased in-process research and development	—	—	—	6,841,053
Purchase discount accreted as interest income on U.S. Treasury bills	—	—	—	(26,950)
Interest expense on notes payables	—	322,705	436,693	759,400
Stock-based liquidated damages	—	—	—	579,696
Change in fair value of derivative instruments—warrants	(5,257,031)	15,344,578	9,413,744	16,910,285
Loss on debt extinguishment	—	2,099,892	—	2,099,892
Net liabilities assumed in excess of assets acquired	—	—	—	(282,752)
Changes in operating assets and liabilities:
Prepaid expenses	48,375	292,227	(1,001,874)	(721,028)
Security deposit	—	—	(9,624)	(87,740)
Accounts payable and accrued expenses	(2,360,907)	3,300,058	(1,016,336)	4,694,128
Tax credit receivable	403,262	(781,127)	—	(377,865)
Total Adjustments	(5,939,215)	21,438,252	8,948,442	51,432,416
Net Cash Used in Operating Activities	(21,253,344)	(12,209,500)	(9,406,972)	(91,487,498)

Cash Flows From Investing Activities:
Short-term investments—purchased	—	—	—	(5,921,825)
Short-term investments—liquidated	—	—	—	5,948,775
Additions to property and equipment	—	—	—	(117,233)
Net Cash Provided by (Used in) Investing Activities	—	—	—	(90,283)

Cash Flows From Financing Activities:
Issuance of common and preferred stock	—	—	—	48,719,673
Issuance of common stock of controlled subsidiary	34,369,064	7,179,000	15,970,100	60,543,162
Selling Agent fees and expenses-combined	(2,148,384)	(468,130)	(260,002)	(5,930,684)
Proceeds from sale of 11% Notes		—	603,163	603,163
Proceed from exercise of warrants of controlled subsidiary	415,309	—	—	415,309
Exercise of common stock warrants	53,334	—	—	372,119
Proceeds from sale of option	100,000	—	—	100,000
Net Cash Provided by Financing Activities	32,789,323	6,710,870	16,313,261	104,822,742
Net (decrease) increase in cash and cash equivalents	11,535,979	(5,498,630)	6,906,289	13,244,961
Cash and cash equivalents at beginning of period	1,708,982	7,207,612	301,323	—
Cash and cash equivalents at end of period	$13,244,961	$1,708,982	$7,207,612	$13,244,961
Supplementary disclosure of cash flow information:
Cash paid for taxes	$46,930	$56,525	$59,704	$324,884
Supplementary disclosure of non-cash investing and financing activities:
Series A Preferred stock beneficial conversion feature accreted as a dividend	—	—	—	(4,888,960)
Series B Preferred stock beneficial conversion feature accreted as a dividend	—	—	—	(10,495,688)
Series A Preferred stock conversion rate change accreted as a dividend	—	—	(136,889)	(136,889)
Series B Preferred stock conversion rate change accreted as a dividend	—	—	(1,678,703)	(1,678,703)
Director’s fees settled for shares of common stock	41,250	41,125	—	82,375
Common stock issued to extend notes payable	$—	$100,196	$—	$100,196
Value of warrants classified as derivative liability-net	$(5,094,186)	$27,511,730	$(2,085,632)	$20,331,912
Shares issued for consulting services recorded as prepaid and amortized over the service period	$533,000	$—	$—	$533,000

The accompanying notes are an integral part of these consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business overview

Callisto Pharmaceuticals, Inc. (which may be referred to as “Callisto”, “the Company”) is a development stage biopharmaceutical company focused primarily on the development of drugs to treat gastrointestinal (“GI”) disorders and diseases and was incorporated under the laws of the State of Delaware on June 5, 1996 (inception). Since inception, Callisto’s efforts have been principally devoted to research and development, securing and protecting patents and raising capital. Callisto operates as a holding company through two controlled subsidiary companies: Synergy Pharmaceuticals, Inc. (“Synergy”) (41% owned) and Callisto Research Labs, LLC (100% owned). Synergy owns one inactive subsidiary, IgX, Ltd (Ireland).

All drug candidates, currently plecanatide and SP-333 to treat GI disorders and diseases, are being developed exclusively by Synergy. Use of the terms “the Company” in connection with the GI drug candidates discussed herein refer to research and development activities and plans of Synergy.

Synergy’s lead drug candidates are as follows:

(1)  Plecanatide, a guanylyl cyclase C (“GC-C”) receptor agonist, to treat GI disorders, primarily chronic constipation (“CC”) and constipation-predominant irritable bowel syndrome (“IBS-C”).

(2)  SP-333, a second generation GC-C receptor agonist, SP-333, now in pre-clinical development to treat gastrointestinal inflammatory diseases.

From inception through December 31, 2011, Callisto has sustained cumulative net losses attributable to common stockholders of $142,366,313. Callisto’s losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of proposed products, stock-based compensation expense, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees, as well as deemed dividends attributable to the beneficial conversion rights of convertible preferred stock at issuance. From inception through December 31, 2011, Callisto has not generated any revenue from operations. The Company expects to incur additional losses to perform further research and development activities and does not currently have any commercial biopharmaceutical products, and does not expect to have such for several years, if at all.

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

2. Basis of presentation and going concern

These consolidated financial statements include (1) Synergy (including Synergy’s wholly-owned subsidiaries, Synergy-DE, Synergy Advanced Pharmaceuticals, Inc. and IgX, Ltd (Ireland—inactive)) and (2) Callisto Research Labs, LLC (“LLC”—inactive).  Callisto owned 41% of Synergy which, together with common executive officers and certain directors, is deemed a controlling interest. The net assets and losses attributable to the Synergy shares not owned by Callisto have been reported as “non-controlling interest” on the Company’s balance sheet and statement of operations. These consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and United States generally accepted accounting principles (“GAAP”). All intercompany balances and transactions have been eliminated.

As of December 31, 2011, Callisto had an accumulated deficit during development stage of $142,366,313. Callisto expects to incur significant and increasing operating losses for the next several years as Callisto expands its research and development, continues clinical trials of plecanatide for the treatment of GI disorders, acquires or licenses technologies, advances other product candidates into clinical development, seeks regulatory approval and, if FDA approval is received, commercializes products. Because of the numerous risks and uncertainties associated with product development efforts, Callisto is unable to predict the extent of any future losses or when Callisto will become profitable, if at all.

Net cash used in operating activities was $21,253,344, $12,209,500, and $9,406,972 for the twelve months ended December 31, 2011, 2010 and 2009, respectively, and $91,487,498 for the period from June 5, 1996 (inception) to December 31, 2011. As of December 31, 2011 and 2010, Callisto had $13,244,961 and $1,708,982, respectively, of cash and cash equivalents.

During the twelve months ended December 31, 2011, 2010 and 2009, Callisto incurred net losses from operations of $20,928,591, $16,931,731, and $8,529,985 respectively and $125,276,409 for the period June 5, 1996 (inception) to December 31, 2011. To date, Callisto’s sources of cash have been primarily limited to sale of equity securities. Net cash provided by financing activities for the twelve months ended December 31, 2011, 2010 and 2009 was $32,789,323, $6,710,870 and $16,313,261respectively, and $104,822,742 for the period June 5, 1996 (inception) to December 31, 2011. As of December 31, 2011, Callisto had a working capital of $9,754,600, compared with a working capital deficit of $3,806,899 as of December 31, 2010.

Worldwide economic conditions and the equity and credit markets have significantly deteriorated and may remain depressed for the foreseeable future. These developments will make it more difficult for us to obtain additional equity or credit financing, when needed. Callisto has accordingly taken steps to conserve our cash which include extending payment terms to our vendors and suppliers as well as management and staff salary cuts and deferrals. These actions may not be sufficient to allow the Company time to raise additional capital.

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

3. Summary of significant accounting policies and new accounting pronouncements

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of checking accounts and short-term money market funds as of December 31, 2011 and 2010 on deposit with U.S. commercial banks, which at any point in time, may exceed federally insured limits. The Company considers all highly liquid securities purchased with an original maturity of three months or less, which includes our money market funds, to be cash equivalents. The carrying amount of cash equivalents approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $13.0 million and $0 at December 31, 2011 and 2010, respectively.

Derivative Instruments

The Company’s derivative liabilities are related to warrants issued in connection with financing transactions and are therefore not designated as hedging instruments. All derivatives are recorded on the Company’s balance sheet at fair value in accordance with current accounting guidelines for such complex financial instruments. Changes in fair value are recorded in the Company’s statement of operations.

Fair Value of Financial Instruments

In accordance with Accounting Standards Codification (“ASC”) Subtopic 820-10, the Company measures certain assets and liabilities at fair value on a recurring basis using the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical assets in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring management to develop its own assumptions based on best estimates of what market participants would use in pricing an asset or liability at the reporting date.

Financial instruments consist of cash and cash equivalents, accounts payable and derivative instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature, except derivative instruments which are marked to market at the end of each reporting period.

Warrants

Callisto has issued common stock warrants in connection with the execution of certain equity financings and as such these warrants are not designated as hedging instruments. Such warrants are classified as derivative liabilities under the provisions of FASB ASC 815 Derivatives and Hedging (“ASC 815”) and are recorded at their fair market value as of each reporting period. Changes in fair value of derivative liabilities are recorded in the consolidated statement of operations.

The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end and Callisto classified such warrants as Level 3 instruments per ASC 820. At December 31, 2011 and 2010, the fair value of such warrants was $3,325,114 and $3,487,959, respectively, which Callisto classified as a long term derivative liability on its balance sheet. As of December 31, 2011 and 2010, the Company did not hold any Level 1 or Level 2 securities.

Property, equipment and depreciation

Expenditures for additions, renewals and improvements are capitalized at cost. Depreciation is generally computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the major classes of depreciable assets are 2 to 5 years for equipment and furniture and fixtures. Expenditures for repairs and maintenance are charged to operations as incurred. Synergy periodically evaluates whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable.

Income Taxes

Income taxes have been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Deferred taxes result from differences between the financial statement and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment.

Contingencies

In the normal course of business, Callisto is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, product and environmental liability, and tax matters. In accordance with FASB ASC Topic 450, Accounting for Contingencies, (“ASC Topic 450”), Callisto records accruals for such loss contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. Callisto, in accordance with this guidance, does not recognize gain contingencies until realized. For a discussion of contingencies, see Note 6, Commitments and Contingencies below.

Business Concentrations and Credit Risks

All of Callisto’s cash and cash equivalents as of December 31, 2011 and 2010 are on deposit with commercial financial institution. Deposits at any point in time may exceed federally insured limits.

Research and Development

Research and development costs include expenditures for an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, purchased in-process research and development, regulatory and scientific consulting fees, as well as contract services, including clinical trial and related clinical manufacturing expenses; and other outside expenses patient costs, drug formulation and tableting, data collection, monitoring, clinical trial insurance and FDA consultants. These costs are generally expensed as incurred.

In accordance with FASB ASC Topic 730-10-55, Research and Development, Callisto recorded prepaid research and development for nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities pursuant to executory contractual arrangements as current assets on the Company’s balance sheet totaling $577,745 and $683,182 as of December 31, 2011 and 2010, respectively. Callisto expenses these advance payments when goods or services are delivered.

Stock-Based Compensation

Callisto relies heavily on incentive compensation in the form of stock options to recruit, retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options and restricted stock units is designed to provide long-term incentives, develop and maintain an ownership stake and conserve cash during our development stage. Since inception through December 31, 2011 stock-based compensation expense has totaled $20,932,839.

ASC Topic 718 “Compensation—Stock Compensation” (“ASC 718) requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award.

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

Loss Per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, (“ASC Topic 260”) for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares because shares issuable pursuant to the exercise of stock options would have been antidilutive.

Recent Accounting Pronouncements

In May 2011, FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820 to provide common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, as well as providing guidance on how fair value should be applied where its use is already required or permitted by other standards within U.S. GAAP. ASU No. 2011-04 is to be applied prospectively, and early adoption is not permitted. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on our results of operations or our financial position.

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 provides for additional disclosures of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this Update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and disclosures required by these amendments should be provided retrospectively for all comparative periods presented.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. ASU 2011-12 did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. The amendments are effective at the same time as the amendments in ASU 2011-05.

4. Merger and consolidation

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

On April 30, 2003, pursuant to an Agreement and Plan of Merger dated March 10, 2003, as amended April 4, 2003, Synergy Acquisition Corp., a wholly-owned subsidiary of Webtronics merged into Synergy Pharmaceuticals Inc. (“Synergy”) and Callisto Acquisition Corp., a wholly-owned subsidiary of Webtronics merged into Old Callisto (collectively, the “Merger”). As a result of the Merger, Old Callisto and Synergy became wholly-owned subsidiaries of Webtronics. In connection with the Merger Webtronics issued 17,318,994 shares of its common stock in exchange for outstanding Old Callisto common stock and an additional 4,395,684 shares in exchange for outstanding Synergy common stock. Subsequently, 171,818 shares of common stock issued to former Synergy shareholders were returned to Callisto under the terms of certain indemnification agreements. The Merger was accounted for as a recapitalization of Old Callisto by an exchange of Webtronics common stock for the net assets of Old Callisto consisting primarily of cash and fixed assets. Old Callisto then changed its name to Callisto Research Labs, LLC and Webtronics changed its name to Callisto Pharmaceuticals, Inc. (“Callisto”) and changed its state of incorporation from Florida to Delaware. Callisto remained the continuing legal entity and registrant for Securities and Exchange Commission reporting purposes.

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

On July 14, 2008, we entered into an Exchange Agreement dated July 11, 2008 (“Exchange Agreement”), as amended and effective on July 14, 2008, with Pawfect Foods, Inc. (“Pawfect”), Synergy-DE and other holders of Synergy-DE common stock. According to the terms of the Exchange Agreement, Pawfect acquired 100% of the common stock of Synergy-DE, from us and the other holders of Synergy-DE, in exchange for 45,464,760 shares of Pawfect’s common stock representing approximately 70% of Pawfect’s outstanding common stock (the “Exchange Transaction”). We received 44,590,000 of the 45,464,760 shares of Pawfect’s common stock exchanged for our ownership of Synergy-DE, representing 68% of Pawfect’s outstanding common stock. The remaining 874,760 shares of Pawfect common stock exchanged for ownership of Synergy-DE were issued to certain executive officers of Synergy-DE who received their shares pursuant to a Repurchase Agreement with Synergy-DE dated July 3, 2008 and assumed by Pawfect. In connection with the Exchange Transaction Pawfect received $3,025,000 less transaction costs of $73,087, yielding net proceeds of $2,951,913 from two private placements, which we have recorded as an increase in additional paid-in capital.

Pawfect was a development stage company selling pet food products utilizing the internet, with immaterial operations at the date of the Exchange Agreement. On July 14, 2008, Pawfect discontinued its pet food business to focus all resources on continuing the development of drugs to treat GI disorders and diseases acquired in connection with the Exchange Agreement. On July 21, 2008 Pawfect, amended its articles of incorporation, in the state of Florida, to effect the actions necessary to complete the transactions contemplated by the Exchange Agreement and changed its name to Synergy Pharmaceuticals, Inc. Synergy is now traded on the NASDAQ Capital Market under the symbol SGYP.

On February 14, 2012, Synergy Pharmaceuticals, Inc. entered into an agreement and plan of merger (the “Agreement”) with its wholly-owned subsidiary, Synergy Pharmaceuticals Inc., a Delaware corporation (“Synergy-DE”) for the purpose of changing the state of incorporation of the Company to Delaware from Florida. Pursuant to the Agreement, Synergy merged with and into Synergy-DE with Synergy-DE continuing as the surviving corporation.  The directors and officers of Synergy, upon the effective date of the merger, shall be the directors and officers of Synergy-DE, all of whom shall hold their directorships and offices until the election and qualification of their respective successors or until their tenure is otherwise terminated in accordance with the by-laws of Synergy-DE.  The effective date of the merger shall be the date on which the Certificate of Merger is filed with the Secretary of State of Delaware and the Secretary of State of Florida.  The Certificate of Merger was filed with the Secretary of State of Florida on February 15, 2012 and with the Secretary of State of Delaware of February 16, 2012.

Since July 8, 2010, Callisto has owned less than 50% of Synergy. According to ASC Topic 320, consolidation is required if investors owns over 50% of stock or otherwise controls the corporation. As of December 31, 2011, Callisto owns approximately 41% of Synergy however management believes Callisto controls Synergy by reason of common executive officers and certain directors and therefore Synergy is consolidated with Callisto.

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

Callisto Derivative Instruments

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, certain warrants (the “New Warrants”) issued in connection with the issuance of the 11% Notes must upon adoption be treated as derivative liabilities in the Company’s statement of financial position. Prior to the adoption of ASC Topic 815-40, the Company accounted for the Warrants as components of stockholders’ equity.

Consistent with ASC Topic 815’s requirements, the Company recognized the cumulative effect of the change in accounting principle to reduce the opening balance of the deficit accumulated during the development stage for the year ended December 31, 2009. The cumulative effect adjustment of $1,903,900 represents the difference between the amounts recognized in the statement financial position before initial application of ASC Topic 815 on January 1, 2009 and the initial fair value of the Warrants. Additionally, the initial relative fair value of the Warrants, aggregating $181,732, which were initially recorded as additional paid-in capital upon issuance, was reclassified to derivative instrument liability upon adoption of Topic 815. The total amount so reclassified to derivative instrument liability upon issuance of $2,085,632 was determined based on the estimated fair value of the New Warrants using a Black-Scholes option pricing model.

Prospectively, the New Warrants have been re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value is recorded as non-cash valuation adjustments in Callisto’s statement of operations. Callisto estimates the fair value of the New Warrants using the Black-Scholes option pricing model in order to determine the associated derivative instrument liability described above.

On June 30, 2010, the price protection provision included in the New Warrants, which required derivative liability accounting, expired. As a result of the expiration of this provision, Callisto measured the fair value of the outstanding warrants through June 30, 2010, recognizing any changes in fair value of the derivative in earnings and then reclassified the derivative instrument liability into stockholders’ equity.

The assumptions used for the year ended December 31, 2011 and December 31, 2010 valuation are noted in the following table:

	For the year ended December, 2011		For the year ended December, 2010
Expected Warrant term	(*	)	7.55 to 8 years
Risk-free interest rate	(*	)	2.7% to 3.39%
Expected volatility	(*	)	100% to 200%
Dividend yield	(*	)	0%

(*) During the year ended and as of December 31, 2011 Callisto had no warrants outstanding which required liability accounting treatment in accordance with ASC Topic 815-40.

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

The following table sets forth the components of changes in the Company’s long term derivative financial instruments liability balance for the periods indicated:

Date	Description	New Warrants	Derivative Instrument Liability
12/31/2008	Initial relative fair value of New Warrants, upon issuance	23,216,230	$181,732
01/01/2009	Cumulative effect adjustment upon adoption of ASC Topic 815		$1,903,900

01/01/2009	Fair value of New Warrants upon adoption of ASC Topic 815	23,216,230	$2,085,632
03/31/2009	Change in fair value of warrants outstanding on December 31, 2008 during the quarter ended March 31, 2009		$(232,505)
01/31/2009	Fair value of New Warrants issued during the quarter ended March 31, 2009, on date of issuance	5,633,726	$562,270
03/31/2009	Change in fair value of New Warrants issued during the quarter ended March 31, 2009		$(112,662)

03/31/2009	Balance of derivative financial instruments March 31, 2009	28,849,956	$2,302,735
06/30/2009	Change in fair value of warrants outstanding on March 31, 2009, during the quarter ended June 30, 2009		$5,712,513
06/17/2009	Fair value of New Warrants issued during the quarter ended June 30, 2009, on date of issuance	40,236,218	$4,365,620
06/30/2009	Change in fair value of New Warrants issued during the quarter ended June 30, 2009		$6,812,325

06/30/2009	Balance of derivative financial instruments June 30, 2009	69,086,174	$19,193,193
09/30/2009	Change in fair value of New Warrants outstanding on June 30, 2009 during the quarter ended September 30, 2009		$5,735,936

09/30/2009	Balance of derivative financial instruments September 30, 2009	69,086,174	$24,929,129
12/31/2009	Exercise of warrants	(202,638)	—
12/31/2009	Change in fair value of New Warrants outstanding on September 30, 2009, during the quarter ended December 31, 2009		$(13,058,760)

12/31/2009	Balance of derivative financial instruments December 31, 2009	68,883,536	$11,870,369
3/31/2010	Change in fair value of New Warrants outstanding on December 31, 2009, during the quarter ended March 31, 2010		17,062,145

3/31/2010	Balance of derivative financial instruments March 31, 2010	68,883,536	$28,932,514
6/30/2010	Change in fair value of New Warrants outstanding during the quarter ended June 30, 2010		(1,420,784)
6/30/2010	Reclassification of derivative liability to stockholder’s equity upon expiration of supplemental condition (price protection)		(27,511,730)

12/30/2010	Warrants exchanged for common stock upon conversion of Notes	(68,883,536)

12/31/2010 and 12/31/2011	Balance of derivative financial instruments December 31, 2010 and 2011	—	$—

Fair Value Measurements

The unrealized losses on the derivative liabilities are recorded as a change in derivative liabilities in the Company’s statement of operations. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC Topic 820. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency were classified as Level 3. As of December 31, 2011 and December 31, 2010 Callisto had no financial instruments or related derivative liabilities requiring fair value measurements.

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

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Synergy has determined that certain warrants issued in connection with sale of our common stock in the year ended December 31, 2011 and December 31, 2010 must be classified as derivative instruments. In accordance with ASC Topic 815-40, these warrants are also being re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value is being recorded in the Company’s statement of operations. The Company estimates the fair value of certain warrants using the Black-Scholes option pricing model in order to determine the associated derivative instrument liability and change in fair value described above. The range of assumptions used to determine the fair value of the warrants at each period end during the twelve months ended December 31, 2011 and December 31, 2010 were:

	Twelve months ended December 31, 2011	Twelve months ended December 31, 2010
Estimated fair value of stock	$3.50 - $9.04	$5.00 - $7.40
Expected warrant term	4-7 years	5 years
Risk-free interest rate	0.36% - 2.22%	1.20 - 2%
Expected volatility	70%-90%	90%
Dividend yield	0%	0%

Estimated fair value of stock is the closing market price of the Company’s common stock on the date of warrant issuance and end of each reporting period the derivative instruments are marked to market. Expected volatility is based on historical volatility of Synergy’s common stock. The warrants have a transferability provision and based on guidance provided in SAB 107 for instruments issued with such a provision, Synergy used the full contractual term as the expected term of the warrants. The risk free rate is based on the U.S. Treasury security rates for maturities consistent with the expected remaining term of the warrants. Expected volatility is based on historical volatility of the Company’s common stock.

Certain of Synergy’s warrants issued during the twelve months ended December 31, 2011 contained a price protection clause which variable exercise price required the Company to use a binomial model to determine fair value. The range of assumptions used to determine the fair value of the warrants at each period end during the twelve months ended December 31, 2011 was as follows:

Twelve months ended December 31, 2011
Estimated fair value of stock	$2.71 - $5.02
Expected warrant term	5-7years
Risk-free interest rate	0.90% - 2.64%
Expected volatility	70%-90%
Dividend yield	0%

In the Binomial model, the assumption for estimated fair value of the stock is based on a Black-Scholes based apportionment of the unit price paid for the shares and warrants issued in Synergy’s most recent registered direct offerings, which resulting stock prices were deemed to be arms-length negotiated prices. Expected volatility is based on historical volatility of Synergy’s common stock. The warrants have a transferability provision and based on guidance provided in SAB 107 for instruments issued with such a provision, Synergy used the full contractual term as the expected term of the warrants. The risk free rate is based on the U.S. Treasury security rates for maturities consistent with the expected remaining term of the warrants.

The following table sets forth the components of changes in the Synergy’s derivative financial instruments liability balance for the periods indicated:

Date	Description	Warrants (1)	Derivative Instrument Liability
12/31/2009	Balance of derivative financial instruments liability	—	$—
6/30/2010	Fair value of new warrants issued during the quarter	324,000	$1,045,214
9/30/2010	Fair value of new warrants issued during the quarter	51,851	$163,905
9/30/2010	Change in fair value of warrants during the quarter recognized as other income in the statement of operations	—	$(110,937)
9/30/2010	Balance of derivative financial instruments liability	375,851	$1,098,182
12/31/2010	Fair value of new warrants issued during the quarter	352,618	$2,575,624
12/31/2010	Change in fair value of warrants during the quarter recognized as other income in the statement of operations	—	$(185,847)
12/31/2010	Balance of derivative financial instruments liability	728,469	$3,487,959
3/31/2011	Fair value of new warrants issued during the quarter	210,000	$1,312,673
3/31/2011	Change in fair value of warrants during the quarter recognized as other income in the statement of operations	—	$338,715
3/31/2011	Balance of derivative financial instruments liability	938,469	$5,139,347
6/30/2011	Fair value of new warrants issued during the quarter	611,207	$2,607,827
6/30/2011	Exercise of warrants during the quarter	(80,000)	$(486,328)
6/30/2011	Change in fair value of warrants during the quarter recognized as other income in the statement of operations	—	$697,660
6/30/2011	Balance of derivative financial instruments liability	1,469,676	$7,958,506
9/30/2011	Fair value of new warrants issued during the quarter	40,458	$285,128
9/30/2011	Change in fair value of warrants during the quarter recognized as other income in the statement of operations	—	$(4,382,796)
9/30/2011	Balance of derivative financial instruments liability	1,510,134	$3,860,838
12/31/2011	Fair value of new warrants issued during the quarter	1,810,294	$3,082,203
12/31/2011	Reclass of derivative liability to equity during the quarter	(1,055,268)	$(1,707,317)
12/31/2011	Change in fair value of warrants during the quarter recognized as other income in the statement of operations	—	$(1,910,610)
12/31/2011	Balance of derivative financial instruments liability	2,265,160	$3,325,114

(1)          Number of warrants outstanding represented above reflect a retroactive effect of a Synergy one for two (1:2) reverse stock split effective on November 30, 2011.

Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2011 and December 31, 2010:

Description	Quoted Prices in Active Markets For Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs(Level 3)	Balance as of December 31,2011
Derivative liabilities related to Warrants	$—	$—	$3,325,114	$3,325,114

Description	Quoted Prices in Active Markets For Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs(Level 3)	Balance as of December 31,2010
Derivative liabilities related to Warrants	$—	$—	$3,487,959	$3,487,959

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the twelve months ended December 31, 2011 and December 31, 2010:

Description	December 31, 2009	Fair Value of warrants upon issuance	Unrealized (gains) or losses	December 31, 2010
Derivative liabilities related to Warrants	—	$3,784,743	$(296,784)	$3,487,959

Description	December 31, 2010	Fair value of warrants exercised and reclassified to additional paid in capital	Fair Value of warrants upon issuance	Unrealized (gains) or losses	December 31, 2011
Derivative liabilities related to Warrants	$3,487,959	$(2,193,645)	$7,287,831	$(5,257,031)	$3,325,114

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

6. Stockholders’ deficit

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

On March 4, 2011, Synergy closed a registered direct offering with a non-U.S. investor which raised gross proceeds of $1,800,000. Synergy issued to the investor 300,000 shares of its Synergy common stock and warrants to purchase 210,000 shares of Synergy common stock. The purchase price paid by the investor was $6.00 for each unit. The warrants expire after seven years and are exercisable at $6.20 per share. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” Synergy has determined that the warrants issued in connection with this Financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis.

From May 2 to May 23, 2011, Synergy entered into securities purchase agreements with certain investors to raise gross proceeds of $2,499,999 in a registered direct offering.  Synergy issued to the investors 416,667 shares of its Synergy common stock and warrants to purchase 416,667 shares of Synergy common stock. The purchase price paid by the investors was $6.00 for each unit. The warrants expire after seven years, are exercisable at $4.25 per share and the exercise price is protected, in the event of subsequent equity sales at a lower price, for a period of two years from issuance.  Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” Synergy has determined that the warrants issued in connection with this Financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis.  These liabilities in the amount of $725,000 were reclassed on December 19, 2011 to additional paid in capital.

On June 3, 2011, a Synergy warrant holder exercised his warrants and purchased a total of 80,000 shares of Synergy common stock.  Synergy raised gross proceeds of $415,309 as a result of the warrant exercise.  The purchase price paid by the warrant holder was $5.00 for 49,383 shares and $5.50 for 30,617 shares. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Synergy had determined that the warrants exercised in connection with this transaction were derivative liabilities when issued and the Company had been marking this liability to market at the end of each reporting period. Upon the exercise of these warrants the fair value of the related derivative liability totaling $486,328 was reclassified to Additional Paid in Capital.

From June 3 to June 15, 2011, Synergy entered into securities purchase agreements with certain investors to raise gross proceeds of $1,161,243 in a private placement.  Synergy issued to the investors 193,541 shares of Synergy common stock and warrants to purchase

193,541 shares of Synergy common stock. The purchase price paid by the investors was $6.00 for each unit. The warrants expire after seven years and are exercisable at $6.50 per share. In connection with this transaction Synergy entered into a registration rights agreement with each of the investors pursuant to which Synergy agreed to register the shares of Synergy common stock and shares of Synergy common stock underlying the warrants in a resale registration statement to be filed within 45 days after the final closing of the private placement.

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Synergy had determined that the warrants issued in connection with this private placement must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis. On December 19, 2011Synergy filed a registration statement on Form S-3 covering the 193,541shares of Synergy common stock and the 193,541 shares of Synergy common stock issuable upon exercise of the above warrants. This registration removed the condition which required these warrants to be treated as derivative liabilities.  Accordingly, the fair value of these warrants of $315,901 on December 19, 2011 was reclassed from liability to additional paid in capital to equity.

On July 11, 2011, Synergy entered into a securities purchase agreement with an investor to raise gross proceeds of $242,750 in a private placement.  Synergy issued to the investor 40,458 shares of Synergy common stock and warrants to purchase 40,458 shares of Synergy common stock. The purchase price paid by the investors was $6.00 for each unit. The warrants expire after seven years and are exercisable at $6.50 per share. In connection with this transaction Synergy entered into a registration rights agreement with the investor pursuant to which Synergy agreed to register the shares of Synergy common stock and shares of Synergy common stock underlying the warrants in a resale registration statement to be filed within 45 days after the final closing of the private placement. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Synergy has determined that the warrants issued in connection with this private placement must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis. On December 19, 2011 Synergy filed a registration statement on Form S-3 covering the 40,458 shares of Synergy common stock and the 40,458 shares of Synergy common stock issuable upon exercise of the above warrants. This registration removed the condition which required these warrants to be treated as derivative liabilities.  Accordingly, the derivative liability associated with these warrants of $73,931 was reclassed from liability to additional paid in capital.

On July 28, 2011, Synergy entered into a securities purchase agreement with certain investors to raise gross proceeds of $2,336,472 in a registered direct offering.  Synergy issued to the investors 333,782 shares of Synergy common stock. The purchase price paid by the investors was $7.00 for each share of Synergy common stock and there were no warrants issued in connection with this transaction. On December 7, 2011 Synergy issued to these investors an additional 215,981 shares of Synergy common stock which make whole brought the purchase price per share paid by these investors to $4.25 per share.

On October 4, 2011, Synergy entered into a securities purchase agreement with certain investors for the sale of 552,647 units in a registered direct offering, with each unit consisting of one share of Synergy common stock and one warrant to purchase 0.5 shares of Synergy common stock.  Our gross proceeds from the sale of the units were $2,348,723.  The purchase price paid by the investors was $4.25 per unit.  The warrants expire after five years and are exercisable at $5.50 per share. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” Synergy has determined that the warrants issued in connection with this Financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis.

The October 4, 2011 transaction pricing resulted in the exercise price of the 416,667 warrants issued during May 2011 (the “May Warrants”) to be reduced to $4.25 per share of Synergy common stock. No other outstanding Synergy warrants or common stock were affected by this subsequent equity sale at a lower price. The “price protection” rights attributable to the May Warrants remain in effect until the Company’s listing on NASDAQ, December 1, 2011. This exercise price reduction from $6.50 per share to $4.25 per share decreased the prospective exercise proceeds attributable to the May Warrants by $937,500.

On October 19, 2011, Synergy entered into securities purchase agreements with various investors for the sale of 136,912 units in a registered direct offering, with each unit consisting of one share of Synergy common stock and one warrant to purchase 0.5 shares of Synergy common stock.  The gross proceeds from the sale of the Units were $581,876. The purchase price paid by the investors was $4.25 per Unit.  The Warrants expire after five years and are exercisable at $5.50 per share. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” Synergy has determined that the warrants issued in connection with this Financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis.

On October 28, 2011, Synergy entered into securities purchase agreements with various investors for the sale of 117,647 units in a registered direct offering, with each unit consisting of one share of Synergy common stock and one warrant to purchase 0.5 shares of Synergy common stock.  The gross proceeds to us from the sale of the Units were $500,000. The purchase price paid by the investors was $4.25 per Unit.  The Warrants expire after five years and are exercisable at $5.50 per share. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” Synergy has determined that the warrants issued in connection with this Financing transaction must be recorded as derivative liabilities upon issuance due to price protection features and marked to market on a quarterly basis.

The October warrants relating to the 2011 fundraising in the amount of $593,296 were reclassed from liabilities to additional paid in capital upon listing of the NASDAQ.

On November 14, 2011, Synergy entered into a securities purchase agreement with certain accredited investors for the sale of 1,328,941 units in a private placement, with each unit consisting of one share of Synergy common stock and one warrant to purchase one share of Synergy common stock. The gross proceeds from the sale of the Units were $5,648,000. The purchase price paid by the investors was $4.25 per Unit. The Warrants expire after five years and are exercisable at $5.50 per share.  Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” Synergy has determined that the investor warrants issued in connection with this Financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis.

On December 1, 2011, Synergy entered into an underwriting agreement for the public offering and sale of 1,875,000 units, consisting of two shares of Synergy common stock and one warrant to purchase one share of Synergy common stock. On December 6, 2011 Synergy closed the offering at a price of $8.00 per unit, resulting in gross proceeds to the Company of $15,000,000.  Each warrant has an exercise price of $5.50 per share and will expire five years from the date of issuance.  Synergy also granted the Underwriters, under the terms of the Underwriting Agreement, an option to purchase up to an additional 281,250 units to cover over-allotments.  On December 15, 2011 the over-allotment option was exercised for additional gross proceeds of $2,250,000.  Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” Synergy has determined that warrants issued in connection with this Financing transaction were not derivative liabilities.

On December 6, 2011, in connection with this underwritten financing, Synergy issued a total of 112,500 common stock purchase options to the underwriters and several principals of the firm. The Options expire three years from issuance and have an exercise price of $5.00 per share. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” Synergy has determined that the warrants issued in connection with this Financing transaction were not derivative liabilities.

For the twelve months ended December 31, 2011, Synergy paid $2,148,383 in selling agent fees and legal expenses related to the above financing transactions and issued 9,025 warrants to a selling agent which expire after seven years and are exercisable at $6.50 per share, and 77,750 units consisting of one share of Synergy common stock and one warrant to purchase one share of Synergy common stock, which expire in five years, and are exercisable at $5.50 per share.  Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Synergy has determined that 8,025 warrants issued to selling agents were equity instruments upon issuance and 78,750 warrants must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis.

During the twelve months ended December 31, 2011 Synergy issued a total of 79,000 shares of Synergy common stock in payment for legal, consulting and scientific advisory services rendered.  The fair value of these shares totaled $341,295 which amount has been reflected in our statement of operations for the year ended December 31, 2011.

On October 29, 2010, Callisto entered into a Note and Warrant Exchange Agreement with the holders of its Secured Promissory Notes due April 30, 2011 (the “Notes”), which were issued in December 2008 along with the related Callisto common stock purchase warrants exercisable for 68,883,536 shares of common stock (the “Warrants”), pursuant to which such holders exchanged the Notes plus accrued interest and the Warrants for an aggregate 72,355,770 shares of Callisto common stock.

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

On June 30, 2010, the price protection provision included in the New Warrants expired. As a result, we measured the fair value of the outstanding warrants as of June 30, 2010, recognized any changes in value in earnings and then reclassified the derivative instrument liability into stockholder’s equity.

On March 22, 2010, Callisto reached an agreement with more than the requisite holders of 70% of the outstanding $603,163 principal amount of 11% Secured Promissory Notes due April 15, 2010 (the “Notes”) to extend the due date of the Notes to April 30, 2011. In exchange for the amendment, the Company agreed to issue to the note holders 15% of the amount of principal and interest due on the Notes as of March 31, 2010 payable in shares of common stock, or 265,770 shares of common stock. This modification of debt was considered “substantially different” and was accounted for as a modification of debt. The carrying value of the notes payable before modification in the amount of $647,606 was extinguished and the fair value of the new debt in the amount $671,103 was recorded. The difference between the carrying value and the fair value in the amount of $23,497 was recorded as interest expense. The fair value of the shares totaled $100,196 which cost was recorded as a loss on extinguishment during the three months ended March 31, 2010 and included in interest and other expense in the statement of operations.

On December 30, 2008, Callisto entered into a securities purchase and exchange agreement (“Purchase Agreement”) with several investors, each of whom were holders of record as of November 4, 2008 of outstanding warrants to purchase shares of the Company’s common stock, exercisable at $0.50 or $0.70 per share until August 2, 2010 (“Series B Warrants”). The Series B Warrants were issued in connection with the private placement of the Company’s Series B Preferred Shares on August 2, 2007. During the period from December 30, 2008 to June 17, 2009, pursuant to the Purchase Agreement, Callisto issued $603,163 principal amount of 11% Secured Notes due April 15, 2010 (“11% Notes”). Interest on the 11% Notes is due at maturity and repayment of the 11% Notes is secured by a pledge of up to 2,292,265 shares of the common stock of Synergy owned by Callisto. Pursuant to the Purchase Agreement, Callisto issued 69,086,174 common stock purchase warrants (“New Warrants”) in exchange for the surrender and cancellation of 26,938,800 outstanding Series B Warrants. The New Warrants have an exercise price, subject to certain anti-dilution adjustments, of $0.02 per share and are exercisable at any time on or prior to December 31, 2016. In connection with the issuance of $349,880 of the $603,163 11% Notes in June 2009, Callisto entered into an additional security agreement granting all of the holders of the 11% Notes a security interest in the Atiprimod technology acquired by the Company in December 2008.

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

On June 30, 2010, Synergy entered into securities purchase agreements to sell securities to non-U.S. investors and raised gross proceeds of approximately $2,754,000 in a registered direct offering. Synergy sold 324,000 units at $8.50 per share to investors. Each unit consists of one share of Synergy’s common stock and one warrant to purchase one additional share of Synergy’s common stock. The warrants expire after five years and are exercisable at $9.00 per share. The offering was made pursuant to a shelf registration statement on Form S-3 (the base prospectus effective December 10, 2009), as supplemented by a prospectus supplement filed with the Securities and Exchange Commission on June 23, 2010. As of June 30, 2010, Synergy had received proceeds of $255,000, less legal fees of $25,000 associated with this offering. The remaining $2,499,000 was held in escrow and received by Synergy on July 2 and July 8, 2010. In July 2010, the Company paid an aggregate $261,630 to selling agents in connection with this placement. In accordance with ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” the warrants have been classified as a derivative liability.

On August 16, 2010, Synergy entered into a securities purchase agreement with an accredited investor to sell securities and raise gross proceeds of $400,000 in a private placement. The Company sold 49,383 units to the investor with each unit consisting of one share of the Synergy common stock and one warrant to purchase one additional share of Synergy’s common stock. Synergy paid a fee of $33,000 to a non-US selling agent and $7,500 in legal expenses on this placement. The purchase price paid by the investor was $8.10 for each unit. The warrants expire after five years and are exercisable at $8.50 per share. In accordance with ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” the warrants have been classified as a derivative liability.

On October 1, 2010, Synergy entered into a securities purchase agreement with an investor and raised gross proceeds of $2,500,000 in a registered direct offering. The Company paid a fee of $50,000 to a non-U.S. selling agent. Synergy sold to the investor 500,000 shares of Synergy common stock and warrants to purchase 200,000 shares of Synergy common stock. The Synergy common stock and warrants were sold in units consisting of one share of Synergy’s common stock and two-fifths of a warrant to purchase a share of Synergy’s common stock. The purchase price paid by the investor was $5.00 for each unit. The warrants expire after five years and each whole warrant has an exercise price of $5.50 per share. In accordance with ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” the warrants have been classified as a derivative liability.

On October 18, 2010 Synergy entered into a securities purchase agreement with certain investors and raised gross proceeds of $1,525,000 in a registered direct offering. Synergy paid a fee of $91,000 to a non-U.S. selling agent. Synergy sold 305,000 shares of its common stock and warrants to purchase 122,000 shares of Synergy common stock. The common stock and warrants were sold in units consisting of one share of Synergy common stock and two-fifths of a warrant to purchase a share of Synergy common stock. The purchase price paid by the investors was $5.00 for each unit. The warrants expire after five years and each whole warrant has an exercise price of $5.50 per share. In accordance with ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” the warrants have been classified as a derivative liability.

The October 1, 2010 and October 18, 2010 Synergy offerings were made pursuant to a shelf registration statement on Form S-3 (SEC File No. 333-163316, the base prospectus effective December 10, 2009), as supplemented by prospectus supplements filed with the Securities and Exchange Commission on October 1, 2010 and October 18, 2010.

During the twelve months ended December 31, 2009 Synergy sold 11,407,213 shares of unregistered common stock at $1.40 per share to private investors, pursuant to a Securities Purchase Agreement, for aggregate proceeds of $15,970,100. There were no warrants issued in connection with these transactions. Synergy incurred $260,002 in fees to selling agents and legal services in connection with certain of these transactions. Pursuant to the Securities Purchase Agreement the investors agreed to be subject to a lock-up until August 15, 2010 and Synergy agreed to price protection for the investors in the event of subsequent sales of equity securities as defined, until February 15, 2011. In accordance with the guidance contained in ASC Topic 815-40, the Company has determined that the price protection provisions are embedded derivatives that require bifurcation and recognition at fair value in the company’s financial statements.

On September 16, 2009, the Company amended the Series A and Series B Convertible Preferred Stock to eliminate the liquidation preference and decrease the conversion price of the Series A and B Convertible Preferred Stock to $0.36 per share from $0.50 per share. The closing price of the Company’s common stock on September 16, 2009 was $0.20 per share. This modification resulted in the prospective issuance of an additional 684,444 and 8,393,513 of Callisto common stock in the event of the conversion of the remaining Series A and B Preferred Stock, respectively. The additional shares of Callisto common stock, valued at the share price on the date of the modification, have been accounted for as a dividend on the Series A and B Convertible Preferred Stock totaling $136,889 and $1,678,703, respectively, during the twelve months ended December 31, 2009.

During the twelve months ended December 31, 2010, 55,000 shares of Series A Convertible Preferred Stock were converted to 1,527,777 shares of common stock and 1,014,166 shares of Series B Convertible Preferred Stock were converted to 28,171,278 shares of common stock. There was no preferred stock conversions during the twelve months ended December 31, 2011.

The following table summarizes the financial impact of the 11% Notes payable and the related interest expense for the period from December 30, 2008 through December 31, 2010:

	11% Notes Payable	Interest expense
11% Notes issued on December 30, 2008	$201,908	$—
Apportionment of net proceeds to New Warrants recorded as additional paid in capital (11% Note discount)	(181,732)

11% Notes balance at December 31, 2008	20,176	—
11% Notes issued during the three months ended March 31, 2009	51,375
Accretion of 11% Note discount to interest expense	34,800	34,800
11% nominal interest expense	6,685	6,685

11% Notes balance March 31, 2009	$113,036	$41,485
11% Notes issued during the three months ended June 30, 2009	349,880
Apportionment of net proceeds to New Warrants recorded as additional paid in capital (11% Note discount)	(370,996)
Accretion of 11% Note discount to interest expense	65,215	65,215
11% nominal interest expense	8,317	8,317

11% Notes Balance June 30, 2009	$165,452	$115,017
Accretion of 11% Note discount to interest expense	144,116	144,116
11% nominal interest expense	16,723	16,723

11% Notes Balance September 30, 2009	$326,291	$275,854
Accretion of 11% Note discount to interest expense	144,116	144,116
11% nominal interest expense	16,723	16,723

11% Notes Balance December 31, 2009	$487,130	$436,693

Accretion of 11% Note discount to interest expense	144,116	144,116
11% nominal interest expense quarter ended March 31, 2010	16,360	16,360
Loss on extinguishment	23,497	23,497
Common shares issued in exchange for modification of notes payable	—	100,196

11% Notes balance March 31, 2010	$671,103	$284,169
11% nominal interest expense quarter ended June 30, 2010	16,542	16,542

11% Notes balance June 30, 2010	$687,645	$300,711
11% nominal interest expense quarter ended September 30, 2010	16,723	16,723

11% Notes balance September 30, 2010	$704,368	$317,434
11% nominal interest expense through October 29 th , 2010	5,271	5,271
Extinguishment on Notes payable on October 29 th , 2010	(709,639)	—

11% Notes balance December 31, 2010	$—	$322,705

On July 14, 2008, Callisto entered into an Exchange Agreement dated July 11, 2008 (“Exchange Agreement”), as amended and effective on July 14, 2008, with Pawfect Foods, Inc. (“Pawfect”), Synergy Pharmaceuticals, Inc. (“Synergy-DE”), a majority-owned subsidiary of Callisto, and other holders of Synergy-DE common stock according to the terms of the Exchange Agreement, Pawfect acquired 100% of the common stock of Synergy-DE, from Callisto and the other holders of Synergy-DE, in exchange for 22,732,380 shares of Pawfect’s common stock representing approximately 70% of Pawfect’s outstanding common stock (the “Exchange Transaction”). Callisto received 22,295,000 of the 22,732,380 shares of Pawfect’s common stock exchanged for its ownership of Synergy-DE, and Callisto is now the holder of 68% of Pawfect’s outstanding common stock. The remaining 437,380 shares of Pawfect common stock exchanged for ownership of Synergy-DE were issued to certain executive officers of Synergy-DE who received their shares pursuant to a Repurchase Agreement with Synergy-DE dated July 3, 2008 and assumed by Pawfect. The fair value of each of the 437,380 shares was estimated on the grant date to be $1.20, which was based on the price paid by shareholders participating in Synergy’s July 14, 2008 private placement. Stock based compensation expense of $524,856 related to these shares is being amortized over the vesting period of 2 years. In connection with the Exchange Transaction Pawfect received $3,025,000 less transaction costs of $73,087, yielding net proceeds of $2,951,913 from two private placements, which the Company has recorded as an increase in additional paid-in capital.

On April 7, 2008, Callisto received notice from the staff of the American Stock Exchange (“AMEX”) of its intent to strike Callisto’s common stock from the AMEX by filing a delisting application with the SEC for failure to regain compliance with Sections 1003(a)(i) and 1003(a)(ii) of the Company Guide and falling out of compliance with Section 1003(a)(iii) of the Company Guide with shareholders’ equity of less than $6,000,000 and losses from continuing operations and/or net losses in four of our five most recent fiscal years. On July 14, 2008, Callisto’s common stock was delisted from the AMEX and currently trades on the Over The Counter Bulletin Board under the Symbol CLSP.OB.

On January 31, 2008, the Board of Directors approved a reassignment, as well as, a decrease in the exercise price, of the 1,323,822 warrants, previously assigned from Trilogy Capital Partners LLC to two unaffiliated entities, from $1.03 per share to $0.70 per share. The decrease in the exercise price was effective immediately and the reassignment will be effective at management’s discretion. Callisto has determined that the price modifications was compensatory in accordance with ASC 718 and the associated stock-based compensation expense of $45,086 was recorded during the year ended December 31, 2008.

On September 27, 2007, Callisto filed a Certificate of Amendment to its Certificate of Incorporation increasing its authorized number of shares of common stock from 150,000,000 to 225,000,000. The Certificate of Amendment was approved by Callisto’s stockholders at its annual meeting on September 26, 2007. On March 2, 2007, at a Special Meeting of Stockholders of the Corporation, the stockholders voted to amend the Callisto’s Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock, par value $.0001 per share, from 100,000,000 shares to 150,000,000 shares.

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

Subsequent to closing, $8,480,000 of the net proceeds were placed into escrow at the request of RAB Special Situations (Master) Fund Limited and Absolute Octane Master Fund Limited (collectively, the “Lead Investors”), each of which invested $5,000,000 in the private placement. Pursuant to a Put Option Agreement, the Lead Investors had the right until October 30, 2007 to require redemption by the Company of all of the Series B Convertible Preferred Stock and 85% of the Warrants purchased by them only upon the occurrence of any of the following events:

(i)  The Company shall have not received the approval of its common stockholders of the issuance of shares of Common Stock issuable upon the conversion of the Series B Convertible Preferred Stock or the exercise of the Warrants (the “Underlying Shares”) by 5:00 pm New York time on September 30, 2007. Such approval was obtained at a meeting of stockholders held on September 26, 2007.

or

(ii)  The American Stock Exchange shall not have approved the Listing of Additional Securities application filed by the Company relating to the Underlying Shares by 5:00 pm New York time on September 30, 2007 (for a reason other than the Lead Investors failing to timely provide American Stock Exchange with information reasonably requested by Amex Listing Qualification as part of their review of the application); The American Stock Exchange approved the Company’s Listing of Additional Securities on September 26, 2007.

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

Conversions at Option of Holder.     Each share of Series B Preferred Stock shall be convertible into that number of shares of common stock determined by dividing the stated value of $10.00 of such share of Series B Preferred Stock by $0.50 (the “Conversion Price”), at the option of the holder, at any time and from time to time.

Conversion at the Option of the Company.     Beginning August 2, 2008, provided certain conditions are satisfied, if the volume weighted average price of the Company’s common stock equals $1.00 per share for the 20 consecutive trading days and the average daily volume of the common stock is at least 0.5% of the shares that are being converted, the Company shall have the right to convert any portion of the Series B Preferred Stock into shares of common stock at the then-effective Conversion Price.

Subsequent Equity Sales.     For the twelve (12) month period beginning on the effective date of the registration statement registering the resale of the shares of common stock underlying the Series B Preferred Stock by the holder, if the Company at any time while Series B Preferred Stock is outstanding, shall sell or grant any option to purchase or otherwise dispose of or issue any common stock or common stock equivalents entitling any Person to acquire shares of Common Stock, at an effective price per share less than the then Conversion Price (the “ Base Conversion Price “), then, the Conversion Price shall be reduced to an amount equal to the Base Conversion Price.

As per ASC Topic 480, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, the Company determined the balance sheet classification of the Series B Preferred Stock to be equity given that the mandatory redemption option had expired as of September 30, 2007. The escrow was released on October 1, 2007 with no further claims or restrictions on the cash.

As per ASC Topic 815, “ Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, Company Stock “, Callisto has determined that the fair value of the Series B Warrants issued to the Lead Investors should be treated as a liability upon issuance and reclassified to permanent equity based on the fair value upon expiration of the Put Option. The change in fair value of the Series B Lead Investor warrant from the date of issuance through the expiration of the Put Option was recorded as other income totaling $2,591,005 during the three and nine months ended September 30, 2007. Callisto has determined that the warrants issued to other than Lead Investors should be treated as “permanent equity”.

As per ASC Topic 825 “Accounting for Registration Payment Arrangements”, issued in December 2006, which specifies that contingent obligations under a registration payment arrangement should be separately recognized and measured in accordance with ASC Topic 450 “ Accounting for Contingencies “. Callisto has determined that no liability needed to be recorded because the Company filed a timely registration statement covering the sale of the common shares underlying the conversion of the Series B Preferred Stock and the Warrants on September 11, 2007.

As per ASC Topic 470, “Debt” Callisto evaluated the Series B Preferred Stock transaction and accordingly found that there was an embedded beneficial conversion feature. The fair value of the detachable warrants on the date of grant was $6,677,513 using Black Scholes assumptions of 60% volatility, a risk free interest rate of 4.57% to 4.31%, no dividend, an expected life of 3 years and a stock price on that dates of grant ranging from $0.66 to $0.68 per share. The conversion rights of the Series B Preferred Stock contained an embedded beneficial conversion feature totaling $10,495,688 that was immediately accreted to the Series B Convertible Preferred Stock as a dividend because the preferred stock could be converted immediately upon issuance.

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

As per ASC Topic 815, Callisto has determined that the warrants should be treated as “permanent equity”.

As per ASC Topic 825, which specifies that contingent obligations under a registration payment arrangement should be separately recognized and measured in accordance with FASB ASC Topic 450 “Accounting for Contingencies”, Callisto has determined that no liability needed to be recorded. On January 12, 2007 Callisto filed a registration statement on Form S-3 registering the common stock issuable upon (i) the conversion of the all Series A Convertible Preferred Stock, (ii) the exercise of all related investor warrants and (iii) the exercise of all selling agent warrants. On February 15, 2007 Amendment No.1 to this registration statement was declared effective by the SEC.

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

As provided for by ASC Topic 815, “ Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock “ the warrants were classified as permanent equity. The fair value of the investor warrants on the dates of grant was $1,269,978 using Black Scholes assumptions of 79% volatility, a risk free interest rate of 4.25%, no dividend, an expected life of 5 years and a stock price on that date of $1.59 per share. This fair value allocated to the investor warrants was recorded as additional paid in capital during the year ended December 31, 2006.

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

As of December 31, 2011 and 2010 Callisto had 1,362,074 and 10,371,999 warrants outstanding to investors, selling agents and advisors with a weighted average exercise price of per share, $0.83 and $0.75, respectively. All warrants were fully vested.

7. Share-based payments

Callisto Pharmaceuticals, Inc. Stock Option Plans

In 1996, Callisto adopted the 1996 Incentive and Non-Qualified Stock Option Plan (the “Plan”) for employees, consultants and outside directors to purchase up to 2,000,000 shares of common stock. This Plan was amended in December 2002 to increase the number of shares authorized under the Plan to 10,000,000. The option term for the 3,113,817 options outstanding as of December 31, 2011 under the Plan is ten years from date of grant. The Plan terminated on January 1, 2006 under its original terms and no further options will be granted under the Plan.

On October 20, 2005, Callisto stockholders approved the 2005 Equity Compensation Incentive Plan. The maximum number of shares of common stock with respect to which awards may be granted under the 2005 Equity Plan is 5,000,000. The option term for options granted under the 2005 Equity Plan is ten years from date of grant and there were 2,770,000 options available for future grants as of December 31, 2011.

On October 20, 2005, Callisto stockholders approved our 2005 Directors’ Stock Option Plan. The maximum number of shares of common stock with respect to which awards may be granted under the 2005 Directors’ Plan is 1,000,000. The option term for options granted under the 2005 Directors’ Plan is ten years from date of grant and there are 833,000 options shares available for future grants as of December 31, 2011.

The options Callisto grant under the 2005 Equity Plan may be either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-statutory stock options at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. None of our stock option plans are qualified deferred compensation plans under Section 401(a) of the Code, and are not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). As of December 31, 2011, Callisto has 1,924,555 stock options outstanding not subject to our stock option plans.

Stock Option Accounting

In December 2004, the FASB issued ASC Topic 718 (Revised 2004), Share-Based Payments (“ASC Topic 718”). This guidance requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award.

ASC Topic 718 did not change the way Callisto account for non-employee stock-based compensation. Callisto continues to account for shares of common stock, stock options and warrants issued to non-employees based on the fair value of the stock, stock option or warrant, if that value is more reliably measurable than the fair value of the consideration or services received. Stock-based compensation expense associated with these non-employee option grants is being recorded in accordance with ASC Topic 505 and accordingly (i) the measurement date will be when “performance commitment is completed” and accordingly the fair value of these options is being “marked to market” quarterly until the measurement date is determined.

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

Share-based payments have been recognized in operating results as follow:

	Year Ended December 31,			Period from June 5, 1996 (Inception) to
	2011	2010	2009	December 31, 2011
Employees—included in research and development	$—	$5,345	$24,927	$2,692,157
Employees—included in general and administrative	29,197	32,257	46,754	4,858,160

Subtotal employee stock option grants	29,197	37,602	71,681	7,550,317
Non-employee—included in research and development	—	—	—	102,750
Non-employee—included in general and administrative	372,220	104,891	(6,387)	10,311,123

Subtotal non-employee stock option grants	372,220	104,891	(6,310)	10,413,873

Total stock-based compensation expense	$401,417	$142,493	$65,294	$17,964,190

The estimated fair value of each employee and non-employee stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the twelve months ended December 31, 2011, 2010 and 2009.

	Year End December 31,
	2011	2010	2009
Risk-free interest rate	1.85%	2.38%	2.69%
Expected volatility	90%	100%	100%
Expected term (in years)	5.0	5.0	5.0

Risk-free interest rate —Based upon observed US Treasury security interest rates appropriate for the expected term of Callisto’s employee stock options.

Dividend yield —Callisto has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.

Expected volatility —Based on the historical volatility of Callisto’s stock.

Expected term —Callisto has had no stock options exercised since inception. The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in ASC 718, “Share-Based Payment”, (“ASC 718”) which averages an award’s weighted-average vesting period and expected term for “plain vanilla” share options. Under SAB No. 107, options are considered to be “plain vanilla” if they have the following basic characteristics: (i) granted “at-the-money”; (ii) exercisability is conditioned upon service through the vesting date; (iii) termination of service prior to vesting results in forfeiture; (iv) limited exercise period following termination of service; and (v) options are non-transferable and non-hedgeable. In December 2007, the SEC issued SAB110, Share-Based Payment . This guidance was effective January 1, 2008 and expresses the views of the Staff of the SEC with respect to extending the use of the simplified method, as discussed in ASC 718, in developing an estimate of the expected term of “plain vanilla” share options in accordance with ASC 718. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life. For the expected term, the Company has “plain-vanilla” stock options, and therefore used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006.

Forfeitures —ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Callisto estimated future unvested option forfeitures based on historical Company experience and has incorporated this rate in determining the fair value of employee option grants.

The weighted-average fair value of all options granted under Callisto’s Plans during the twelve months ended December 31, 2011, 2010 and 2009, estimated as of the grant date using the Black-Scholes option valuation model, was $0.49, $0.19 and $0.15 per share, respectively.

The unrecognized compensation cost related to Callisto’s non-vested employee stock options outstanding at December 31, 2011 and 2010 was $26,852 and $45,193, respectively, to be recognized over a weighted-average vesting period of approximately 1 year and 2 years, respectively. The weighted-average remaining term of all options outstanding at December 31, 2011 was 1.2 years as compared to 4.2 years at December 31, 2010.

A summary of stock option activity and of changes in stock options outstanding under Callisto’s plans is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance outstanding, January 1st, 2010	7,495,038	$0.08 - 4.90	$1.70	$—
Granted	855,000	0.26	0.26
Exercised	—	—	—
Forfeited	(378,166)	3.46	2.16

Balance outstanding, December 31, 2010	7,971,872	0.08 - 3.60	1.46	$394,520
Granted	26,500	0.66	0.66
Exercised	—
Forfeited	(563,000)	0.08-1.25	1.10
Balance outstanding December 31, 2011	7,435,372	0.08-3.60	1.49	$7,200

Exercisable, December 31, 2011	5,618,372	$0.97-3.60	$1.43	$6,960

ASC Topic 718 requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to the Company’s accumulated deficit position, no tax benefits have been recognized in the cash flow statement.

Synergy Stock Option Plan

Stock Options

ASC Topic 718 “Compensation—Stock Compensation” requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. ASC Topic 718 did not change the way Synergy accounts for non-employee stock-based compensation. Synergy continues to account for shares of common stock, stock options and warrants issued to non-employees based on the fair value of the stock, stock option or warrant, if that value is more reliably measurable than the fair value of the consideration or services received. The Company accounts for stock options issued and vesting to non-employees in accordance with ASC Topic 505-50 “Equity -Based Payment to Non-Employees” and accordingly the value of the stock compensation to non-employees is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Accordingly the fair value of these options is being “marked to market” quarterly until the measurement date is determined.

ASC Topic 718 requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to Synergy’s accumulated deficit position, no excess tax benefits have been recognized. Synergy accounts for common stock, stock options, and warrants granted to employees and non-employees based on the fair market value of the instrument, using the Black-Scholes option pricing model based on assumptions for expected stock price volatility, term of the option, risk-free interest rate and expected dividend yield, at the grant date.

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

Stock-based compensation, including all options and restricted stock units, has been recognized in operating results as follow:

	Years Ended December 31,			November 15, 2005 (inception) to
	2011	2010	2009	December 31, 2011
Employees—included in research and development	$107,191	$187,520	$252,541	$626,781
Employees—included in general and administrative	92,924	210,591	358,167	774,410

Subtotal employee stock based compensation	200,115	398,111	610,708	1,401,191
Non-employees—included in research and development	73,449	52,184	33,913	168,096
Non-employees—included in general and administrative	548,482	261,863	409,941	1,399,362

Subtotal non-employee stock based compensation	621,931	314,047	443,854	1,567,458

Total stock-based compensation expense	$822,046	$712,158	$1,054,562	$2,968,649

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the year ended December 31, 2011.

	Years Ended December 31,
	2011	2010	2009
Risk-free interest rate	0.88%- 1.25%	2.31% - 2.71%	2.20%
Dividend yield	—	—	—
Expected volatility	70%	90%	90%
Expected term (in years)	6.0 yrs.	6.0 yrs.	6.0 yrs.

Risk-free interest rate —Based on the daily yield curve rates for U.S. Treasury obligations with maturities which correspond to the expected term of the Company’s stock options.

Dividend yield —Synergy has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.

Expected volatility —Based on the historical volatility of Synergy stock.

Expected term —Synergy has had no stock options exercised since inception. The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment , (“SAB No. 107”), which averages an award’s weighted-average vesting period and expected term for “plain vanilla” share options. Under SAB No. 107, options are considered to be “plain vanilla” if they have the following basic characteristics: (i) granted “at-the-money”; (ii) exercisability is conditioned upon service through the vesting date; (iii) termination of service prior to vesting results in forfeiture; (iv) limited exercise period following termination of service; and (v) options are non-transferable and non-hedgeable.

In December 2007, the SEC issued SAB No. 110, Share-Based Payment , (“SAB No. 110”). SAB No. 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC with respect to extending the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with ASC Topic 718. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB No. 107, as amended by SAB No. 110. For the expected term, the Company has “plain-vanilla” stock options, and therefore used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by SAB No. 107.

Forfeitures —ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Synergy estimated future unvested option forfeitures based on historical experience of its majority-owned shareholder, Callisto.

The weighted-average fair value per share of all options granted during the twelve months ended December 31, 2011 and December 31, 2010 estimated as of the grant date using the Black-Scholes option valuation model was $2.09 and $6.77 per share, respectively.

The unrecognized compensation cost related to non-vested employee stock options outstanding at December 31, 2011, December 31, 2010, and December 31, 2009 was $2,768,766, $314,921 and $1,010,250, respectively. The December 31, 2011 balance is expected to be recognized over a weighted-average remaining vesting period of approximately 3 years.

On March 1, 2010, a majority of our shareholders acting by written consent approved an amendment to the Plan increasing the number of shares reserved under the Plan to 7,500,000 shares, after a retroactive change of a one for two (1:2) reverse stock split effective on November 30, 2011. As of December 31, 2011 there were 5,964,039 stock options outstanding under the Plan, leaving 1,535,961 stock options available for future issuance under the Plan.

A summary of stock option activity and of changes in stock options outstanding under Synergy’s plans is presented below:

	Number of Options(2)	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, January 1, 2010	2,107,008	$0.50 — 1.90	$0.61	$22,320,436
Granted(1)	2,232,500	$1.40	$1.40
Exercised	—	—	—
Forfeited	(37,500)	$1.40	$1.40

Balance outstanding, December 31, 2010	4,302,008	$0.50 — 1.90	$1.04	$25,763,002
Granted	1,807,000	$3.35 — 4.30	$3.50
Exercised	—
Forfeited	(144,969)	$0.50 — 1.40	$1.04

Balance outstanding, December 31, 2011	5,964,039	$0.50 — 4.30	$1.77	$6,027,368

Exercisable at December 31, 2011	2,044,539	$0.50 — 4.30	$0.70	$5,787,368

(1)     Contingent vesting upon change of control. The Fair Value at the date of grant was $30,243,946 determined using the Black-Scholes option valuation model assumptions discussed above. No stock based compensation expense associated with these options was recognized since the grant date.

(2)     Number of shares outstanding represented above reflect a retroactive change of a one for two (1:2) reverse stock split effective on November 30, 2011.

ASC Topic 718 requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to Synergy’s accumulated deficit position, no tax benefits have been recognized in the cash flow statement.

8. Research and Development

Research and development costs include expenditures for an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, purchased in-process research and development, regulatory and scientific consulting fees, as well as contract services, including clinical trial and related clinical manufacturing expenses; and other outside expenses patient costs, drug formulation and tableting, data collection, monitoring, clinical trial insurance and FDA consultants. These costs are generally expensed as incurred.

In accordance with FASB ASC Topic 730-10-55, Research and Development , Callisto recorded prepaid research and development for nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities pursuant to executory contractual arrangements as current assets on the Company’s balance sheet totaling $577,745 and $683,182 as of December 31, 2011 and 2010, respectively. Callisto expenses these advance payments when goods or services are delivered.

9. Income taxes

At December 31, 2011, Callisto has net operating loss carryforwards (“NOLs”) aggregating approximately $104 million, which, if not used, expire beginning in 2012 through 2031. The utilization of these NOLs is subject to limitations based on past and future changes in ownership of Callisto and Synergy pursuant to Internal Revenue Code Section 382. The Company has determined that ownership changes have occurred for Internal Revenue Code Section 382 purposes and therefore, the ability of the Company to utilize its NOLs is limited. The Company has no other material deferred tax items. Callisto records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to the Company’s ability to continue as a going concern and utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at December 31, 2011. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying consolidated statements of operations to offset pre-tax losses.

On July 14, 2008, Callisto engaged in a tax-free reorganization pursuant to the Internal Revenue Code Section 368(a) (1) (B) where Pawfect, a Florida corporation, acquired 100% of shares in Synergy-DE, a Delaware corporation, from Callisto, a Delaware corporation, and other restricted holders of Synergy-DE shares, and Callisto received in exchange 45,464,760 shares of the Pawfect’s common stock (or approximately 70% of the Pawfect’s outstanding common stock). The transaction was characterized as a tax-free type “B” reorganization resulting in no gain or loss recognition to Callisto, for federal tax purposes.

The provisions of ASC Topic 740 were adopted by Callisto on January 1, 2007 and had no effect on Callisto’s financial position, cash flows or results of operations upon adoption, as Callisto did not have any unrecognized tax benefits or liabilities. Callisto also evaluated its tax positions as of December 31, 2011 and reached the same conclusion. Callisto does not currently expect any significant changes to unrecognized tax benefits during the fiscal year ended December 31, 2011. Callisto’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2011 and December 31, 2010, Callisto had no accrued interest or penalties.

Callisto has no uncertain tax positions subject to examination by the relevant tax authorities as of December 31, 2011. Callisto files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2010 tax years generally remain subject to examination by federal and most state tax authorities.

During the Twelve months ended December 31, 2010 Callisto was awarded a New York State Qualified Employer Tax Credit totaling $531,127 and Synergy received a $244,479 Federal credit for our Qualifying Therapeutic Discovery Project under the Patient Protection and Affordable Care Act of 2010 and earned a $250,000 New York City Biotechnology refundable 2010 tax credit. The Total of these research expenditure based incentives $1,025,606 have been recorded as tax credits in the Company’s statement of operations. As of December 31, 2010 the New York State and City tax credits of $781,127 were recorded as receivables on the Company’s balance sheet and collected during the year ended December 31, 2011.

During the year ended December 31, 2011 the Company recorded refundable tax credit receivable in current assets for its (i) 2010 New York State QETC credit, totaling $248,486 and (ii) its 2011 New York City Biotechnology Tax Credit for the tax year of 2011 totaling $118,437. These credits are presented as other income in the statement of operations.

10. Commitments and contingencies

Employment and Consulting Agreements

Gary S. Jacob, Ph.D.

On May 2, 2011, Dr. Gary Jacob entered into an amended and restated employment agreement with the Company in which he agreed to serve as Chief Executive Officer and President. The term of the agreement was effective as of August 1, 2008 and continues until December 31, 2014 and is automatically renewed for successive one year periods at the end of each term. Dr. Jacob’s current base salary is $324,450 per year. Dr. Jacob is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria. Dr. Jacob is also eligible to receive a realization bonus in the event that the Company enters into an out-license agreement for its technology or enter into a joint venture in which the Company contributes such rights to the joint venture where the enterprise value equals or exceeds a minimum of $250 million in the term of the agreement, or the license fees the Company contracts to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or the sum of the license fees actually received in the case of an out license, multiplied by 0.5%. In addition, in the event the Company engages in a merger transaction or a sale of substantially all of its assets where (i) the enterprise value at the time of the merger or sale equals or exceed $400 million and the Company’s stockholders, prior to consummation of the merger or sale, beneficially own less than 20% of the stock of the surviving entity after consummation of the merger or (ii) the Company’s enterprise value at the time of the merger or sale or 12 months after the merger or sale equals or exceed $250 million and its stockholders prior to consummation of the merger or sale beneficially own 20% or more of the stock of the surviving entity after consummation of the merge, Dr. Jacob shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5%.

If the employment agreement is terminated by the Company other than for cause or as a result of Dr. Jacob’s death or permanent disability or if Dr. Jacob terminates his employment for good reason which includes a change of control, Dr. Jacob shall receive (i) a severance payment equal average monthly base salary paid or accrued during the three full calendar months preceding the termination, (ii) expense compensation in an amount equal to twelve times the sum of his average base salary during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by Synergy’s stock option plans or ten years following the termination date, (iv) payment in respect of compensation earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination. In the event Dr. Jacob’s employment was terminated upon a change of control as of December 31, 2011, he would have been entitled to receive a lump sum payment of $973,350, less applicable withholding.

Gabriele M. Cerrone

On May 2, 2011, Gabriele M. Cerrone, our Chairman of the Board, entered into an amended and restated consulting agreement with the Company. The term of the agreement was effective as of August 1, 2008 and continues until December 31, 2014 and is automatically renewed for successive one year periods at the end of each term. Mr. Cerrone’s current compensation is $319,043 per year. Pursuant to the agreement, Mr. Cerrone is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria. Mr. Cerrone is also eligible to receive a realization bonus in the event that the Company enters into an out-license agreement for its technology or enter into a joint venture in which the Company contributes such rights to the joint venture where the enterprise value equals or exceeds a minimum of $250 million during the term of the agreement or the license fees the Company contracts to receive equals or exceeds $50 million. The realization bonus will be equal to the enterprise value in the case of a joint venture or financing or the sum of the license fees actually received multiplied by 0.5%. In addition, in the event the Company engages in a merger transaction or a sale of substantially all of its assets where (i) the Company’s enterprise value at the time of the merger or sale equals or exceed $400 million and its stockholders prior to consummation of the merger or sale beneficially own less than 20% of the stock of the surviving entity after consummation of the merger or (ii) The Company’s enterprise value at the time of the merger or sale or 12 months after the merger or sale equals or exceed $250 million and its stockholders prior to consummation of the merger or sale beneficially own 20% or more of the stock of the surviving entity after consummation of the merge, Mr. Cerrone shall receive a bonus in an amount determined by multiplying the enterprise value by 2.5%.

On October 6, 2010 the Company achieved the $20 million threshold required for Mr. Cerrone’s realization bonus to be accrued on the cumulative gross proceeds of financing transactions since August 1, 2008. This bonus totaled $1,211,912 and was charged to expense during the year ended December 31, 2010. Mr. Cerrone has agreed with the Company to defer payment of his bonus until the earlier of (i) March 31, 2012, (ii) the completion of a financing transaction yielding gross proceeds of $30 million on a cumulative basis subsequent to October 6, 2010 or (iii) the tenth business day after termination of the consulting agreement without cause or good reason (including a termination following a “change of control” transaction as that term is defined in his consulting agreement). In consideration of Mr. Cerrone agreeing to permit the Company to defer payment of his bonus the Company agreed to indemnify him from any liability for taxes or penalties that he may incur pursuant to Section 409A of the Internal Revenue Code and comparable state income tax laws. This bonus was paid in full during the twelve months ended December 31, 2011, which payment does not terminate the Company’s indemnification liability.

If the consulting agreement is terminated by the Company other than for cause or as a result of Mr. Cerrone’s death or permanent disability or if Mr. Cerrone terminates the agreement for good reason which includes a change of control, Mr. Cerrone shall receive (i) a severance payment equal to the higher of the aggregate amount of his base compensation for the then remaining term of the agreement or twelve times the average monthly base compensation paid or accrued during the three full calendar months preceding the termination,

(ii) expense compensation in an amount equal to twelve times the sum of his average base compensation during the three full months preceding the termination, (iii) immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by Synergy’s stock option plans or ten years following the termination date, (iv) payment in respect of compensation earned but not yet paid and (v) payment of the cost of medical insurance for a period of twelve months following termination. In the event Mr. Cerrone’s employment was terminated upon a change of control as of December 31, 2011, he would have been entitled to receive a lump sum payment of $957,129 less applicable withholding.

Bernard F. Denoyer

On January 20, 2011, Bernard F. Denoyer entered into an executive employment agreement with the Company in which he agreed to serve as Senior Vice President, Finance.  The term of the agreement was effective as of January 20, 2011, continues until January 20, 2013 and is automatically renewed for successive one year periods at the end of each term. Mr. Denoyer’s base salary is currently $200,850 and he is eligible to receive a cash bonus of up to 20% of his base salary per year at the discretion of the Compensation Committee of the Board of Directors.  If the employment agreement is terminated by the Company other than for cause or as a result of Mr. Denoyer’s death or permanent disability or if Mr. Denoyer terminates his employment for good reason which includes a change of control, Mr. Denoyer shall receive (i) a severance payment equal to the higher of the aggregate amount of his base salary for the then remaining term of the agreement or twelve times the average monthly base salary paid or accrued during the three full calendar months preceding the termination, (ii)  immediate vesting of all unvested stock options and the extension of the exercise period of such options to the later of the longest period permitted by the Company’s stock option plans or ten years following the termination date, (iii)  payment in respect of compensation earned but not yet paid and (iv)  payment of the cost of medical insurance for a period of twelve months following termination. . In the event Mr. Denoyer’s employment was terminated upon a change of control as of December 31, 2011, he would have been entitled to receive a lump sum payment of $211,855, less applicable withholding.

License Agreements

On August 28, 2002, and as amended on May 23, 2003, Synergy entered into a worldwide license agreement (the “Original License”) with AnorMED to research, develop, sell and commercially exploit the Atiprimod patent rights. The Original License provided for aggregate milestone payments of up to $14 million based upon achieving certain regulatory submissions and approvals for an initial indication, and additional payments of up to $16 million for each additional indication based on achieving certain regulatory submissions and approvals. Commencing on January 1, 2004 and on January 1 of each subsequent year Synergy was obligated to pay AnorMED a maintenance fee of $200,000 until the first commercial sale of the product. These annual maintenance fee payments under the Original License were made in January 2004, 2005, 2006 and 2007 and recorded as research and development expense.

On December 31, 2007, Callisto and Synergy entered into an Amended and Restated License Agreement with AnorMED Corporation (“AnorMED”), a wholly-owned subsidiary of Genzyme Corporation (“Genzyme”), pursuant to which Callisto and Genzyme amended the Original License agreement for Atiprimod to eliminate all future maintenance fees and milestone payments and reduce future royalties to single digits. In return for the reduced future payments to Genzyme, Callisto agreed to pay upfront fees which were recorded as a liability and expensed on December 31, 2007. As of December 18, 2008, $650,000 of these upfront fees remained due and payable.

On December 19, 2008, we entered into a Technology Assignment Agreement (the “Agreement”) with AnorMED pursuant to which AnorMED transferred and assigned to us all of AnorMED’s right, title and interest in and to all patents and patent applications with respect to Atiprimod in addition to all trade secrets, technical reports and data concerning Atiprimod and any analogs or derivatives in return for a cash payment of $650,000, which payment settled the upfront fees owed from the December 31, 2007 Amended and Restated License Agreement. In addition the Agreement specified that the Amended and Restated License Agreement between us and AnorMED dated December 31, 2007, with respect to which AnorMED licensed to us certain patent rights and technology related to Atiprimod, was terminated with no additional amounts due.

On January 10, 2006, Callisto entered into a Patent and Technology License Agreement with The University of Texas M.D. Anderson Cancer Center. Pursuant to the license agreement, Callisto was granted the exclusive right to manufacture, have manufactured, use, import, offer to sell and/or sell anti-cancer compounds called tyrphostins (renamed Degrasyns). Callisto paid a nonrefundable fee of $200,000 upon execution of this agreement, expensed as research and development and is obligated to pay annual license maintenance fees to The University of Texas M.D. Anderson Cancer Center. Callisto is also obligated under this agreement to pay for the legal fees and expenses associated with establishing and protecting the patent rights worldwide. Callisto also agreed to pay The University of Texas M.D. Anderson Cancer Center royalties based on net sales from any licensed products, plus aggregate milestone payments of up to $1,750,000 based upon achieving certain regulatory submissions and approvals. The term of the agreement is from January 10, 2006 until the end of the term for which the patent rights associated with the licensed technology have expired. If the first pending patent is issued, the agreement is projected to expire in 2025. In addition, at any time after two years from January 10, 2006, The University of Texas M.D. Anderson Cancer Center has the right to terminate the license if Callisto fails to provide evidence within

90 days of written notice that it has commercialized or is actively and effectively attempting to commercialize the licensed technology.  Such notice was received on April 2, 2009 and Callisto’s rights under this agreement have expired.

On August 12, 2004, Callisto entered into a world-wide license agreement with The University of Texas M. D. Anderson Cancer Center to research, develop, sell and commercially exploit the patent rights for L-Annamycin, an anthracycline cancer drug for leukemia therapy. Consideration paid for this license amounted to $31,497 for reimbursement of out-of-pocket costs for filing, enforcing and maintaining the L-Annamycin patent rights and a $100,000 initial license fee. L-Annamycin has not reached commercialization and therefore these costs were recorded as research and development expense. Callisto also agreed to pay The University of Texas M. D. Anderson Cancer Center royalties based on net sales from any licensed products, plus aggregate milestone payments of up to $750,000, based upon achieving certain regulatory submissions and approvals. The term of the agreement is from August 12, 2004 until November 2, 2019. Under the terms of the license agreement, Callisto was required to make certain good faith expenditures towards the clinical development of at least one licensed product within the two year period after March 2005, which the Company believes it did.  In addition, at any time after 5 years from August 12, 2004, The University of Texas M.D. Anderson Cancer Center has the right to terminate the license if Callisto fails to provide evidence within 90 days of written notice that it has commercialized or it is actively and effectively attempting to commercialize L-Annamycin. On June 23, 2011, The University of Texas M.D. Anderson Cancer Center terminated this Patent and Technology License Agreement.

Lease Agreements

The Company’s corporate headquarters totals approximately 4,300 rentable square feet located at 420 Lexington Avenue, New York, and is subject to a lease which has a monthly rate of $16,414 and expires on March 31, 2012. Callisto expects to extend this lease through March 31, 2014 at a small increase in our monthly rate, in the near future. Synergy also occupies a small laboratory and several offices, totaling approximately 700 square feet, in the Bucks County Biotechnology Center in Doylestown, Pennsylvania, and is subject to a lease which has a monthly rate of $2,254 and expires on December 31, 2013.

During the twelve months ended December 31, 2011, 2010 and 2009, total rent expense was $267,542, $313,451 and $282,678, respectively. Total commitment remaining for the year ended December 31, 2012 is $49,243.

11. Net loss per share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share (“ASC Topic 260”), for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. The Company has a net loss for all periods presented. Accordingly, the inclusion of common stock options, warrants and the conversion of preferred sock would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted earnings per share are the same.

The following table sets forth the potentially dilutive effect of all outstanding dilutive instruments which were not included in weighted-average common shares outstanding as of:

	December 31, 2011	December 31, 2010	December 31, 2009
Common Shares Outstanding (included in weighted-average shares)	158,516,071	157,509,404	53,608,111
Potentially Dilutive Common Shares Issuable (excluded from weighted-average shares)
Exercise of Warrants	1,362,074	10,371,999	84,842,576
Exercise of Stock Options	5,618,372	7,971,872	7,495,038
Conversion of Series A Convertible Preferred Stock	8,000	8,000	1,750,000
Conversion of Series B Convertible Preferred Stock	—	—	28,171,278

Common Shares Outstanding—Fully Diluted	165,504,517	175,861,275	175,867,003

12 Property and equipment

Equipment consists of laboratory, testing and computer equipment and furniture and fixtures consists of office furniture, both stated at cost, with useful lives ranging from 2-4 years, depreciated on a straight line basis. Depreciation expense for the years ended December 31, 2011, 2010, 2009 and from June 5, 1996 (inception) to December 31, 2011 was $3,623, $5,268, $5,983, and $111,458 respectively.

	December 31,
	2011	2010
Equipment	$67,091	$67,091
Furniture and fixtures	38,343	38,343
Leasehold improvements	11,798	11,798
Less: accumulated depreciation	(111,458)	(107,835)

Property and equipment, net	$5,774	$9,397

13. Subsequent events

On February 14, 2012, Synergy Pharmaceuticals, Inc. entered into an agreement and plan of merger (the “Agreement”) with its wholly-owned subsidiary, Synergy Pharmaceuticals Inc., a Delaware corporation (“Synergy-DE”) for the purpose of changing the state of incorporation of the Company to Delaware from Florida. Pursuant to the Agreement, Synergy merged with and into Synergy-DE with Synergy-DE continuing as the surviving corporation.  The directors and officers in office of Synergy, upon the effective date of the merger, shall be the directors and officers of Synergy-DE, all of whom shall hold their directorships and offices until the election and qualification of their respective successors or until their tenure is otherwise terminated in accordance with the by-laws of Synergy-DE.  The effective date of the merger shall be the date on which the Certificate of Merger is filed with the Secretary of State of Delaware and the Secretary of State of Florida.  The Certificate of Merger was filed with the Secretary of State of Florida on February 15, 2012 and with the Secretary of State of Delaware of February 16, 2012.

On March 27, 2012 Synergy extended its lease for its laboratory and office space, totaling approximately 700 square feet, in the Bucks County Biotechnology Center in Doylestown, PA. The term has been extended through December 31, 2013 at a monthly rate of approximately $2,254.

Exhibit Index

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15. Two asterisks (**) indicate confidential treatment requested with respect to deleted portions of this agreement.

Exhibit No.	Description
3.1	Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 2.1 filed with the Company’s Annual Report on Form 10-K filed on March 28, 2008)

3.2

Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on October 27, 2006)

3.3

Certificate of Amendment to Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K filed on December 27, 2006)

3.4

Certificate of Amendment to Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K filed on August 7, 2007)

3.5

Certificate of Amendment to Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on September 22, 2009)

3.6	Bylaws, as amended (Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on June 4, 2007)

4.1	1996 Incentive and Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on May 15, 2003)

4.2	2005 Equity Compensation Incentive Plan (Incorporated by reference to Appendix B filed with the Company’s Definitive Proxy Statement on Schedule 14A filed on August 31, 2005)

4.3	2005 Directors’ Stock Option Plan (Incorporated by reference to Appendix C filed with the Company’s Definitive Proxy Statement on Schedule 14A filed on August 31, 2005)

Exhibit No.	Description
10.1

Employment Agreement dated April 6, 2004 by and between Synergy Pharmaceuticals Inc. and Kunwar Shailubhai (Incorporated by reference to Exhibit 10.2 filed with the Company’s Annual Report on Form 10-KSB on April 14, 2004)*

10.2

Amended and Restated License Agreement dated as of December 31, 2007 by and between Callisto Pharmaceuticals, Inc. and AnorMED Corporation, as successor in interest to AnorMED, Inc. (Incorporated by reference to Exhibit 10.3 filed with the Company’s Annual Report on Form 10-K on March 28, 2008)**

10.3

Amendment dated October 19, 2005 to the Employment Agreement dated as of April 6, 2004 by and between Synergy Pharmaceuticals Inc. and Kunwar Shailubhai (Incorporated by reference to Exhibit 10.5 filed with the Company’s Current Report on Form 8-K filed on October 21, 2005)*

10.4

Patent and Technology License Agreement dated January 10, 2006 between The University of Texas M.D. Anderson Cancer Center and Callisto Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.22 filed with the Company’s Annual Report on Form 10-K filed on March 31, 2006)**

10.5

Amended and Restated Employment Agreement dated December 10, 2007 by and between Callisto Pharmaceuticals, Inc and Bernard Denoyer (Incorporated by reference to Exhibit 10.26 filed with the Company’s Annual Report on Form 10-K on March 28, 2008)*

Exhibit No.	Description
10.6

Technology Assignment Agreement between Callisto Pharmaceuticals, Inc. and AnorMED Corporation, a wholly owned subsidiary of Genzyme Corporation, dated December 19, 2008 (incorporated by reference to Exhibit 10.13 filed with the Company’s Annual Report on Form 10-K filed on April 15, 2009).

10.7

Amended and Restated Executive Employment Agreement by and between Callisto Pharmaceuticals, Inc. and Gary S. Jacob dated March 11, 2009 (incorporated by reference to Exhibit 10.18 filed with the Company’s Annual Report on Form 10-K filed on April 15, 2009).*

10.8

Amended and Restated Consulting Agreement by and between Callisto Pharmaceuticals, Inc. and Gabriele M. Cerrone dated March 11, 2009 (incorporated by reference to Exhibit 10.19 filed with the Company’s Annual Report on Form 10-K filed on April 15, 2009).*

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

101

Financial statements from the Annual Report on Form 10-K of the Company for the Year Ended December 31, 2011 as filed March 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Condensed Consolidated Statement of Stockholders Equity (Deficit) and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.