Form 10-Q
period 2012-03-31
CALLISTO PHARMACEUTICALS INC
filed 2012-05-15
CIK 1142380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2012

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

The number of the registrant’s shares of common stock outstanding was 158,516,071as of May 14, 2012.

CALLISTO PHARMACEUTICALS, INC.

FORM 10-Q

CONTENTS

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	4
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (unaudited) and the period June 5, 1996 (Inception) to March 31, 2012 (unaudited)	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the period June 5, 1996 (Inception) to March 31, 2012 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (unaudited) and for the period June 5, 1996 (Inception) to March 31, 2012 (unaudited)	15
	Notes to Condensed Consolidated Financial Statements (unaudited)	17
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29
PART II—OTHER INFORMATION
Item 1	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Properties	31
Item 6.	Exhibits	31
Signatures		32

INTRODUCTORY NOTE

This Report on Form 10-Q for Callisto Pharmaceuticals, Inc. (“Callisto” or the “Company”) may contain forward-looking statements. You can identify these statements by forward-looking words such as “plan,” “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities Exchange Commission on March 30, 2012.  Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Callisto’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. All drug candidates to treat GI disorders and diseases, currently plecanatide and SP-333, are being developed exclusively by Synergy Pharmaceuticals, Inc., our controlled subsidiary (“Synergy”). Use of the terms “we”, “our” or “us” in connection with GI drug candidates discussed herein refer to research and development activities and plans of Synergy.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

CALLISTO PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,123,418	$13,244,961
Prepaid expenses and other	1,268,642	796,028
Tax credits receivable	377,865	377,865

Total Current Assets	7,769,925	14,418,854
Property and equipment, net	5,282	5,774
Security deposits	87,740	87,740

Total Assets	$7,862,947	$14,512,368

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY
Current Liabilities:
Accounts payable	$3,806,085	$3,206,827
Accrued expenses	1,047,883	1,457,427

Total Current Liabilities	4,853,968	4,664,254
Derivative financial instruments, at estimated fair value—warrants	3,317,168	3,325,114

Total Liabilities	8,171,136	7,989,368

Stockholders’ (Deficit)/Equity:
Series A convertible preferred stock, par value $0.0001, 700,000 shares authorized, 8,000 shares outstanding at March 31, 2012 and December 31, 2011	1	1
Common stock, par value of $.0001 per share: 225,000,000 shares authorized; 158,516,071shares outstanding at March 31, 2012 and December 31, 2011	15,852	15,852
Additional paid-in capital	168,982,120	168,531,201
Deficit accumulated during development stage	(145,508,572)	(142,366,313)

Total Callisto Stockholders’ Equity	23,489,401	26,180,741
Non-controlling interest	(23,797,590)	(19,657,741)

Total Stockholders’ (Deficit)/Equity	(308,189)	6,523,000

Total Liabilities and Stockholders’ (Deficit)/Equity	$7,862,947	$14,512,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	For the period June 5, 1996 (inception) to March 31, 2012
Revenues	$—	$—	$—

Costs and Expenses:
Research and development	5,338,140	1,371,928	64,432,657
Government grants	3,508	—	(1,131,810)
Purchased in-process research and development	—	—	6,944,553
General and administrative	1,953,309	1,959,844	62,325,966

Loss from Operations	(7,294,957)	(3,331,772)	(132,571,366)
Interest and investment income	4,903	51	921,480
Tax credit	—	—	1,393,219
Other income	—	(12,414)	(943,124)
Loss on debt extinguishment	—	—	(2,099,892)
Change in fair value of derivative instruments	7,946	(338,715)	(16,902,339)

Net Loss	(7,282,108)	(3,682,850)	(150,202,022)
Net Loss attributable to noncontrolling interest	4,139,849	1,921,483	23,797,590

Net loss attributable to Callisto	(3,142,259)	(1,761,367)	(126,404,432)
Series A Preferred stock conversion rate change and beneficial conversion feature accreted as a dividend	—	—	(5,025,849)
Series B Preferred stock conversion rate change and beneficial conversion feature accreted as a dividend	—	—	(12,174,391)
Cumulative effect of adopting ASC Topic 815 January 1, 2009	—	—	(1,903,900)

Net loss attributable to Callisto common stockholders	$(3,142,259)	$(1,761,367)	$(145,508,572)

Weighted Average Common Shares Outstanding
Basic and Diluted	158,516,071	157,645,404

Net Loss per Common Share
Basic and Diluted	$(0.02)	$(0.01)

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

CALLISTO PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

	Preferred Stock	Preferred Stock Par Value	Common Stock	Common Stock Par Value	Additional Paid in Capital	Unamortized Deferred Stock Based Compensation	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity
Balance December 31, 2002	4,235,299	$423	13,083,695	$1,307	$14,538,618	$—	$(12,711,483)	$1,828,865
Net loss for the year	—	—	—	—	—	—	(13,106,247)	(13,106,247)
Conversion of preferred stock in connection with the Merger	(4,235,299)	(423)	4,235,299	423	—	—	—	—
Common stock issued to former Synergy stockholders	—	—	4,329,927	432	6,494,458	—	—	6,494,890
Common stock issued in exchange for Webtronics common stock	—	—	1,503,173	150	(150)	—	—	—
Deferred Compensation—stock options	—	—	—	—	9,313,953	(9,313,953)	—	—
Amortization of deferred Stock based Compensation	—	—	—	—	—	3,833,946	—	3,833,946
Private placement of common stock, net	—	—	2,776,666	278	3,803,096	—	—	3,803,374

Balance, December 31, 2003	—	$—	25,928,760	$2,590	$34,149,975	$(5,480,007)	$(25,817,730)	$2,854,828

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

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(Unaudited)

	Series A Convertible Preferred Shares	Series A Convertible Preferred Stock	Series B Convertible Preferred Shares	Series B Convertible Preferred Stock	Common Shares	Common Stock Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Non- Controlling Interest	Total Stockholders’ Equity (Deficit)
Net Loss	—	—	—	—	—	—	—	(6,793,045)	(8,521,084)	(15,314,129)
Stock based compensation expense	—	—	—	—	—	—	424,168	—	—	424,168
Common stock issued for services	—	—	—	—	850,000	85	532,915	—	—	533,000
Value of common stock issued by controlled subsidiary for consulting services provided	—	—	—	—	—	—	341,295	—	—	341,295
Placement of common stock of controlled subsidiary	—	—	—	—	—	—	34,369,064	—	—	34,369,064
Fees and expenses associated with direct offering of controlled subsidiary	—	—	—	—	—	—	(2,148,384)	—	—	(2,148,384)
Warrant exercise					106,667	11	53,323			53,334
Warrants issued in connection with controlled subsidiary registered direct offering reclassified to derivative liability-net	—	—	—	—	—	—	(5,094,186)	—	—	(5,094,186)
Exercise of warrants-controlled subsidiary	—	—	—	—	—	—	415,309	—	—	415,309
Common stocks issued for settlement of directors’ fee	—	—	—	—	50,000	5	41,245	—	—	41,250
Sale of option to purchase shares of controlled subsidiary	—	—	—	—	—	—	100,000	—	—	100,000

Balance December 31, 2011	8,000	1	—	—	158,516,071	15,852	168,531,201	(142,366,313)	(19,657,741)	6,523,000
Net loss for the period	—	—	—	—	—	—	—	(3,142,259)	(4,139,849)	(7,282,108)
Stock based compensation expense	—	—	—	—	—	—	358,256	—	—	358,256
Common stock issued by controlled subsidiary for services rendered	—	—	—	—	—	—	92,663	—	—	92,663

Balance March 31, 2012	8,000	$1	—	$—	158,516,071	$15,852	$168,982,120	$(145,508,572)	$(23,797,590)	$(308,189)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011	Period from June 5, 1996 (inception) to March 31, 2012
Cash flows from operating activities:

Net loss	$(7,282,108)	$(3,682,850)	$(150,202,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	492	1,317	111,950
Purchase discount accreted as interest income on U.S.Treasury bills	—	—	(26,950)
Stock-based compensation expense	525,919	124,653	21,458,758
Purchased in-process research and development	—	—	6,841,053
Interest expense on notes	—	11,877	759,400
Stock-based liquidated damages	—	—	579,696
Change in fair value of derivative instruments—warrants	(7,946)	338,715	16,902,339
Loss on debt extinguishment	—	—	2,099,892
Net liabilities assumed in excess of assets acquired in merger	—	—	(282,752)
Changes in operating assets and liabilities:
Prepaid expenses	(547,614)	267,898	(1,268,642)
Tax credit receivable	—	205,727	(377,865)
Security deposit	—	—	(87,740)
Accounts payable and accrued expenses	189,714	(205,878)	4,883,842

Total Adjustments	160,565	744,309	51,592,981
Net cash used in operating activities	(7,121,543)	(2,938,541)	(98,609,041)

Cash flows from investing activities:
Short term investments—purchased	—	—	(5,921,825)
Short term investments—liquidated	—	—	5,948,775
Acquisition of equipment	—	—	(117,233)

Net cash used in investing activities	—	—	(90,283)
Cash flows from financing activities:
Issuance of common and preferred stock	—	—	48,719,673
Issuance of common stock of controlled subsidiary	—	1,800,000	60,543,162
Selling Agent fees and expenses-combined	—	(185,000)	(5,930,684)
Proceeds from sale of 11% Notes	—	500,000	603,163
Proceed from exercise of warrants of controlled subsidiary	—	—	415,309
Exercise of common stock warrants	—	—	372,119
Proceeds from sale of option	—	53,334	100,000

Net cash provided by financing activities	—	2,168,334	104,822,742

Net (decrease) increase in cash and cash equivalents	(7,121,543)	(770,207)	6,123,418

Cash and cash equivalents at beginning of period	13,244,961	1,708,982	—

Cash and cash equivalents at end of period	$6,123,418	$938,775	$6,123,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011	Period from June 5, 1996 (inception) to March 31, 2012
Supplementary disclosure of cash flow information:
Cash paid for taxes	$35,776	$12,009	$360,660
Supplementary disclosure of non-cash investing and financing activities:
Series A Preferred stock beneficial conversion feature accreted as a dividend	$—	$—	$(4,888,960)
Series B Preferred stock beneficial conversion feature accreted as a dividend	$—	$—	$(10,495,688)
Series A Preferred stock conversion rate change accreted as a dividend	$—	$—	$(136,889)
Series B Preferred stock conversion rate change accreted as a dividend	$—	$—	$(1,678,703)
Common stock issued to extend notes payable	$—	$—	$100,196
Value of warrants classified as derivative liability-net	$—	$1,312,673	$20,331,912
Value of shares issued for services	$—	$533,000	$625,663
Director’s fees settled for shares of common stock	$—	$—	$82,375

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

From inception through March 31, 2012, Callisto has sustained cumulative net losses attributable to common stockholders of $145,508,572. Callisto’s losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of proposed products, stock-based compensation expense, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees, as well as deemed dividends attributable to the beneficial conversion rights of convertible preferred stock at issuance. From inception through March 31, 2012, Callisto has not generated any revenue from operations. The Company expects to incur additional losses to perform further research and development activities and does not currently have any commercial biopharmaceutical products, and does not expect to have such for several years, if at all.

Callisto’s product development efforts are thus in their early stages and Callisto cannot make estimates of the costs or the time they will take to complete. The risk of not completing any program is high because of the many uncertainties involved in bringing new drugs to market including the long duration of clinical testing, the specific performance of proposed products under stringent clinical trial protocols, the extended regulatory approval and review cycles, the nature and timing of costs and competing technologies being developed by organizations with significantly greater resources.

2. Basis of presentation and going concern:

These condensed consolidated financial statements include Callisto and subsidiaries: (1) Callisto Research Labs, LLC (including its wholly-owned subsidiary, Callisto Pharma, GmbH (Germany—inactive)), and (2) Synergy Pharmaceuticals, Inc. (including Synergy’s wholly-owned subsidiaries, Synergy Advanced Pharmaceuticals, Inc. and IgX, Ltd (Ireland—inactive)). All intercompany balances and transactions have been eliminated. These condensed consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with Callisto’s audited financial statements and notes thereto for the year ended December 31, 2011, included in Form 10-K filed with the SEC on March 30, 2012. Certain items in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, primarily consisting of normal adjustments, necessary for the fair presentation of the balance sheet and results of operations for the interim periods. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2012. The condensed consolidated balance sheet as of December 31, 2011 presented above was derived from the audited consolidated financial statements as of that date.

The condensed consolidated financial statements as of March 31, 2012 and December 31, 2011 have been prepared under the assumption that Callisto will continue as a going concern for the twelve months ending December 31, 2012. Callisto’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net cash used in operating activities was $7,121,543 during the three months ended March 31, 2012 as compared to $2,938,541for the three months ended March 31, 2011 and $98,609,041 during the period from June 5, 1996 (inception) to March 31, 2012. During the three months ended March 31, 2012 and 2011, Callisto incurred net losses attributable to common stockholders of $3,142,259 and $1,761,367, respectively and $145,508,572 during the period from June 5, 1996 (inception) to March 31, 2012. To date, Callisto’s sources of cash have been primarily limited to the sale of common stocks, warrants, and issuance of debt instruments. There were no financing activities for the three months ended March 31, 2012. As of March 31, 2012 Callisto had working capital of $2,915,957 as compared to working capital of $9,754,600 as of December 31, 2011.

On May 9, 2012, Synergy closed an underwritten public offering of 10,000,000 shares of common stock at an offering price of $4.50 per share. The gross proceeds from this offering are $45 million, before deducting underwriting discounts and commissions and other estimated offering expenses of approximately $3 million. Synergy also granted the underwriters a 45-day option to purchase up to an additional 1,500,000 shares of common stock at an offering price of $4.50 per share to cover over-allotments, if any.

Callisto may be required to raise additional capital within this year to complete the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. Callisto cannot be certain that additional funding will be available on acceptable terms, or at all. Recently worldwide economic conditions and the international equity and credit markets have significantly deteriorated and may remain difficult for the foreseeable future. These developments may make it more difficult to obtain additional equity or credit financing, when needed. To the extent that Callisto raises additional funds by issuing equity securities, Callisto’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact Callisto’s ability to conduct business. If Callisto is unable to raise additional capital when required or on acceptable terms, Callisto may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that Callisto would otherwise seek to develop or commercialize ourselves on unfavorable terms.

3. Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”) which is intended to facilitate the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”) as well as to increase the transparency of items reported in other comprehensive income. As a result of ASU 2011-05, all nonowner changes in stockholders’ equity are required to be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present other comprehensive income in the statement of changes in equity has been eliminated. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 and should be applied retrospectively. The Company adopted this standard on January 1, 2012 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2011, FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820 to provide common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, as well as providing guidance on how fair value should be applied where its use is already required or permitted by other standards within U.S. GAAP. ASU No. 2011-04 is to be applied prospectively, and early adoption is not permitted. For public entities, the amendments are effective during interim and annual periods beginning after

December 15, 2011. The adoption of ASU No. 2011-04 on January 1, 2012 did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 provides for additional disclosures of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this Update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and disclosures required by these amendments should be provided retrospectively for all comparative periods presented. The adoption of ASU No. 2011-11 is not expected to have a material impact on the Company’s consolidated financial statements.

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

ASC Topic 718 did not change the way Callisto accounts for non-employee stock-based compensation. Callisto continues to account for shares of common stock, stock options and warrants issued to non-employees based on the fair value of the stock, stock option or warrant, if that value is more reliably measurable than the fair value of the consideration or services received. The Company accounts for stock options issued and vesting to non-employees in accordance with ASC Topic 505-50 “ Equity-Based Payment to Non-Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Accordingly the fair value of these options is being “marked to market” quarterly until the measurement date is determined.

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

Callisto options

Stock based compensation expense, related to Callisto employee and non-employee share based payments, has been recognized in operating results as follow:

	Three Months Ended March 31,		June 5, 1996 (Inception) to
	2012	2011	March 31, 2012
Employees—included in research and development	$—	$—	$2,692,157
Employees—included in general and administrative	5,835	5,886	4,863,996
Subtotal employee stock option grants	5,835	5,886	7,556,153
Non-employee—research and development		—	102,750
Non-employee—general and administrative	82,013	(28,693)	10,393,135
Subtotal non-employee stock option grants	82,013	(28,693)	10,495,885

Total stock based compensation expense	$87,848	$(22,807)	$18,052,038

The unrecognized compensation cost related to employee non-vested Callisto stock options outstanding at March 31, 2012, net of expected forfeitures, was $21,020 to be recognized over a weighted average vesting period of approximately a year.

The estimated fair value of each Callisto stock option award was determined on the date of grant using the Black-Scholes option valuation model . No options were granted during the quarter ended March 31, 2012 and March 31, 2011.

A summary of stock option activity and of changes in Callisto stock options outstanding under Callisto’s plans is presented below:

	Number of options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2011	7,435,372	$0.08 - 3.60	$1.49	$7,200	3.39
Granted	—	$—	$—	—
Forfeitures	—	$—	$—	—

Balance outstanding, March 31, 2012	7,435,372	$0.08 - 3.60	$1.49	$180,860	3.14

Exercisable as of March 31, 2012	5,903,372	$0.08 - 3.60	$1.37	$125,710	2.92

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

Stock-based compensation has been recognized in operating results as follow:

	Three Months Ended March 31,		November 15, 2005 (inception) to
	2012	2011	March 31, 2012
Employees—included in research and development	$115,770	$36,749	$742,552
Employees—included in general and administrative	93,649	44,618	868,060
Subtotal employee stock based compensation	209,419	81,367	1,610,612
Non-employees—included in research and development	—	8,362	168,096
Non-employees—included in general and administrative	228,652	57,731	1,628,012
Subtotal non-employee stock based compensation	228,652	66,093	1,796,108

Total stock-based compensation expense	$438,071	$147,460	$3,406,720

The unrecognized compensation cost related to non-vested stock options outstanding at March 31, 2012, net of expected forfeitures, was $3,498,455 to be recognized over a weighted-average remaining vesting period of approximately 2.5 years. This unrecognized compensation cost does not include amounts related to 4,364,000 stock options which vest upon a change of control.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the periods indicated.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Risk-free interest rate	1.05%-1.50%	(*)
Dividend yield	—	(*)
Expected volatility	60%	(*)
Expected term (in years)	6 years	(*)

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

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2011	5,964,039	$0.50 – 4.30	$1.77	$10,631,388	8.18 years
Granted	772,000	$3.40 – 4.38	$3.54
Exercised	—	$—	$—
Forfeited	—	$—	$—

Balance outstanding, March 31, 2012	6,736,039	$0.50 – 4.38	$1.97	$14,107,539	8.06 years

Exercisable at March 31, 2012	2,076,539	$0.50 – 4.30	$0.75	$6,857,989	6.45 years

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

In accordance with FASB ASC Topic 730-10-55, Research and Development, Callisto recorded prepaid research and development costs of $1,064,136 and $577,745 as of March 31, 2012 and December 31, 2011, respectively, for nonrefundable pre-payments for production of drug substance and analytical testing services for its drug candidates. In accordance with this guidance, Synergy expenses deferred research and development costs when drug compound is delivered and services are performed.

6. Income Taxes

During the year ended December 31, 2011, our controlled subsidiary recorded refundable tax credit in prepaid and other current assets for its (i) 2010 New York State QETC credit, totaling $248,486 and (ii) its New York City Biotechnology Tax Credit for the tax year of 2011 totaling $118,437.  On April 25, 2012, the Company received $246,402 for 2010 New York State QETC credit.

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

The following table sets forth the potentially dilutive effect of all outstanding derivative instruments which were not included in weighted average common shares outstanding as of:

	March 31, 2012	March 31, 2011
Common Shares outstanding	158,516,071	158,466,071
Potentially dilutive common shares issuable upon:
Exercise of warrants	988,741	10,265,332
Exercise of Callisto stock options	7,435,372	7,414,872
Conversion of Series A Convertible Preferred Stock	222,222	222,222
Conversion of Series B Convertible Preferred Stock	—	—

Total fully diluted	167,162,406	176,368,497

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

8. Derivative Financial Instruments (Continued)

Synergy Derivative Financial Instruments

Effective January 1, 2009, the Company adopted provisions of ASC Topic 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity” (“ASC Topic 815-40”). ASC Topic 815-40 clarifies the determination of whether an instrument issued by an entity (or an embedded feature in the instrument) is indexed to an entity’s own stock, which would qualify as a scope exception under ASC Topic 815-10.

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Synergy has determined that certain warrants issued in connection with sale of its common stock must be classified as derivative instruments. In accordance with ASC Topic 815-40, these warrants are also being re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value is being recorded in the Company’s statement of operations. The Company estimates the fair value of certain warrants using the Black-Scholes option pricing model in order to determine the associated derivative instrument liability and change in fair value described above. The range of assumptions used to determine the fair value of the warrants at each period end during the three months ended March 31, 2012 and March 31, 2011 were:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Estimated fair value of Synergy common stock	$3.51 - $4.05	$4.86 - $6.26
Expected warrant term	5.0 - 7.0 years	4.0 - 7.0 years
Risk-free interest rate	0.51%-1.33%	1.80% - 2.9%
Expected volatility	60%	90%
Dividend yield	—	—

Estimated fair value of stock is the closing market price of the Company’s common stock on the date of warrant issuance and at the end of each reporting period when the derivative instruments are marked to market. Expected volatility is a management estimate of future volatility, over the expected warrant term, based on historical volatility of Synergy’s common stock. The warrants have a transferability provision and based on guidance provided in SAB 107 for instruments issued with such a provision, Synergy used the full contractual term as the expected term of the warrants. The risk free rate is based on the U.S. Treasury security rates for maturities consistent with the expected remaining term of the warrants and the date of grant or quarterly revaluation.

As of March 31, 2012, certain of Synergy’s outstanding warrants contained a price protection clause which variable exercise price required the Company to use a binomial model to determine fair value. There were no price protected warrants outstanding and therefore no binomial model calculation was required during the three months ended March 31, 2011. The range of assumptions used to determine the fair value of the warrants at March 31, 2012 was as follows:

Three months ended, March 31, 2012
Estimated fair value of Synergy common stock	$ 3.28
Expected warrant term	4.63 years
Risk-free interest rate	1.04%
Expected volatility	60%
Dividend yield	0%

In the Binomial model, the assumption for estimated fair value of the stock is based on a Black-Scholes based apportionment of the unit price paid for the shares and warrants issued in Synergy’s most recent registered direct offerings, which resulting stock prices were deemed to be arms-length negotiated prices. Expected volatility is a management estimate of future volatility over the expected warrant term, based on historical volatility of Synergy’s common stock. The warrants have a transferability provision and based on guidance provided in SAB 107 for instruments issued with such a provision, Synergy used the full contractual term as the expected term of the warrants. The risk free rate is based on the U.S. Treasury security rates for maturities consistent with the expected remaining term of the warrants.

The following table sets forth the components of changes in the Synergy’s outstanding warrants which were deemed derivative financial instruments and the associated liability balance for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability
12/31/2010	Balance	728,469	$3,487,959
3/31/2011	Fair value of new warrants issued during the quarter	210,000	$1,312,673
3/31/2011	Change in fair value of warrants during the quarter recognized as other expense in the statement of operations	—	$338,715
3/31/2011	Balance	938,469	$5,139,347
6/30/2011	Fair value of new warrants issued during the quarter	611,207	$2,607,827
6/30/2011	Exercise of warrants during the quarter	(80,000)	$(486,328)
6/30/2011	Change in fair value of warrants during the quarter recognized as other expense in the statement of operations	—	$697,660
6/30/2011	Balance	1,469,676	$7,958,506
9/30/2011	Fair value of new warrants issued during the quarter	40,458	$285,128
9/30/2011	Change in fair value of warrants during the quarter recognized as other income in the statement of operations	—	$(4,382,796)
9/30/2011	Balance	1,510,134	$3,860,838
12/31/2011	Fair value of new warrants issued during the quarter	1,810,294	$3,082,203
12/31/2011	Reclass of derivative liability to equity during the quarter	(1,055,268)	$(1,707,317)
12/31/2011	Change in fair value of warrants during the quarter recognized as other income in the statement of operations	—	$(1,910,610)
12/31/2011	Balance	2,265,160	$3,325,114

3/31/2012	Change in fair value of warrants during the quarter recognized as other income in the statement of operations	—	(7,946)

3/31/2012	Balance	2,265,160	$3,317,168

Synergy Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2011 and March 31, 2012:

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2012
Derivative liabilities related to Warrants	$—	$—	$3,325,114	$3,325,114	$—	$—	$3,317,168	$3,317,168

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2012:

Description	Balance at December 31, 2011	Fair Value of warrants upon issuance	Unrealized (gains) or losses	Balance as of March 31, 2012
Derivative liabilities related to Warrants	$3,325,114	$—	$(7,946)	$3,317,168

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

9. Stockholders’ Equity

On January 30, 2012 Synergy issued 26,250 unregistered shares of common stock to its corporate counsel for professional services rendered. The shares had a fair value on the date of issuance of $3.53 per share and $92,663 was recorded as legal expense during the quarter ended March 31, 2012.

On February 14, 2012, Synergy Pharmaceuticals, Inc., (the “Company”) entered into an agreement and plan of merger (the “Agreement”) with its wholly-owned subsidiary, Synergy Pharmaceuticals Inc., a Delaware corporation (“Synergy-DE”) for the purpose of changing the state of incorporation of the Company to Delaware from Florida. Pursuant to the Agreement, the Company merged with and into Synergy-DE with Synergy-DE continuing as the surviving corporation.  The directors and officers in office of the Company upon the effective date of the merger shall be the directors and officers of Synergy-DE, all of whom shall hold their directorships and offices until the election and qualification of their respective successors or until their tenure is otherwise terminated in accordance with the by-laws of Synergy-DE.  The effective date of the merger shall be the date on which the Certificate of Merger is filed with the Secretary of State of Delaware and the Secretary of State of Florida.  The Certificate of Merger was filed with the Secretary of State of Florida on February 15, 2012 and with the Secretary of State of Delaware of February 16, 2012.

10. Subsequent Events

On May 9, 2012, Synergy closed an underwritten public offering of 10,000,000 shares of common stock at an offering price of $4.50 per share. The gross proceeds from this offering are $45 million, before deducting underwriting discounts and commissions and other estimated offering expenses of approximately $3 million. Synergy also granted the underwriters a 45-day option to purchase up to an additional 1,500,000 shares of common stock at an offering price of $4.50 per share to cover over-allotments, if any.

During the year ended December 31, 2011 the Company recorded refundable tax credit in prepaid and other current assets for its (i) 2010 New York State QETC credit, totaling $248,486 and (ii) its New York City Biotechnology Tax Credit for the tax year of 2011 totaling $118,437. On April 25, 2012, Synergy received $246,402 for 2010 New York State QETC credit and Synergy will expense the difference of $2,084 in the quarter ended June 30, 2012.

On October 20, 2010 Callisto entered into an option agreement (the “Agreement”) with a third party (“Optionee”) granting the Optionee the right to purchase up to 2,000,000 shares of the common stock of Synergy Pharmaceuticals, Inc., currently owned by Callisto (the “Shares”) at a purchase price of $2.45 per share. On June 3, 2011, the Optionee paid Callisto $100,000 in cash for this option which may be exercised at any time during the period from the date of the Agreement until (i) October 20, 2012 with respect to 1,000,000 Shares and (ii) October 20, 2015 with respect to 1,000,000 Shares. On April 25, 2012, Callisto amended the Agreement (the “Amended Agreement) to reflect Synergy’s (1:2) reverse stock split and also simplified the option term.  This Amended Agreement granted the Optionee the right to purchase up to 1,000,000 shares of the common stock of Synergy Pharmaceuticals, Inc. currently owned by Callisto, at a purchase price of $4.90 per share, at any time during the period from April 25, 2012 until April 20, 2014.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Callisto’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. All drug candidates to treat GI disorders and diseases, currently plecanatide and SP-333, are being developed exclusively by Synergy Pharmaceuticals, Inc., our controlled subsidiary (“Synergy”). Use of the terms “we”, “our” or “us” in connection with GI drug candidates discussed herein refer to research and development activities and plans of Synergy.

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

RECENT DEVELOPMENTS

On May 9, 2012, Synergy closed an underwritten public offering of 10,000,000 shares of common stock at an offering price of $4.50 per share. The gross proceeds from this offering are $45 million, before deducting underwriting discounts and commissions and other estimated offering expenses of approximately $3 million. Synergy also granted the underwriters a 45-day option to purchase up to an additional 1,500,000 shares of common stock at an offering price of $4.50 per share to cover over-allotments, if any.

As of April 9, 2012, our controlled subsidiary Synergy has successfully achieved the halfway mark for total enrollment in our ongoing plecanatide Phase II/III clinical trial in chronic idiopathic constipation (CIC) patients. Over 800 patients have been screened at present, resulting in a total of 440 randomized, enrolled patients as of April 9, 2012. The trial, designed to enroll 880 patients to achieve 800 evaluable patients, was initiated on October 24, 2011. We anticipate completing enrollment of the trial in the third quarter of this year and reporting top line data in the fourth quarter.

FINANCIAL OPERATIONS OVERVIEW

From inception through March 31, 2012, we have sustained cumulative net losses attributable to common stockholders of $145,508,572. Our losses have resulted primarily from expenditures incurred in connection with research and development activities related to the application and filing for regulatory approval of proposed products, stock-based compensation expense, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees, as well as deemed dividends attributable to the beneficial conversion rights of convertible preferred stock at issuance. From inception through March 31, 2012, we have not generated any revenue from operations, expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years, if at all.

Net cash used in operating activities was $7,121,543 during the three months ended March 31, 2012 as compared to $2,938,541 for the three months ended March 31, 2011 and $98,609,041 during the period from June 5, 1996 (inception) to March 31, 2012. During the three months ended March 31, 2012 and 2011 Callisto incurred net losses attributable to common stockholders of $3,142,259 and $1,761,367, respectively and $145,508,572 during the period from June 5, 1996 (inception) to March 31, 2012. To date, Callisto’s sources of cash have been primarily limited to the sale of equity securities, issuance of debt instruments and warrants. There were no financing transactions for the three months ended March 31, 2012, and $2,168,334 was provided by financing activities for the three months ended March 31, 2011. As of March 31, 2012, we had working capital of $2,915,957, as compared to working capital of $9,754,600 on December 31, 2011.

Callisto may be required to raise additional capital within this year to complete the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. Callisto cannot be certain that additional funding will be available on acceptable terms, or at all. Recently worldwide economic conditions and the international equity and credit markets have significantly deteriorated and may remain difficult for the foreseeable future. These developments will make it more difficult to obtain additional equity or credit financing, when needed. To the extent that Callisto raises additional funds by issuing equity securities, Callisto’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact Callisto’s ability to conduct business. If Callisto is unable to raise additional capital when required or on acceptable terms, Callisto may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that Callisto would otherwise seek to develop or commercialize ourselves on unfavorable terms.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of March 31, 2012.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 AND MARCH 31, 2011

We had no revenues during the three months ended March 31, 2012 and 2011 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses increased $3,966,212 or 289% to $5,338,140 for the three months ended March 31, 2012 from $1,371,928 for the three months ended March 31, 2011. This increase in research and development expenses was entirely attributable to continuing the development of our plecanatide product candidate. These expenses included (i) higher program expenses for ongoing plecanatide Phase II/III clinical trial in CIC patients which totaled approximately $3,249,000, as compared to approximately $258,000 during the three months ended March 31, 2011, (ii) higher chemistry, manufacturing, and controls (CMC) costs of drug substance and product, which totaled approximately $1,327,000 , as compared to approximately $900,000 during the three months ended March 31, 2011, (ii) higher compensation and employee benefits of approximately $ 469,000, as compared to $260,000 during the three months ended March 31, 2011, as a result of increased staffing levels required to support our Phase II/III trial which was initiated in October 2011 and (iii) higher scientific and regulatory advisory fees and expenses of approximately $129,000, as compared to $56,000 during the three months ended March 31, 2011.

General and administrative expenses for the three months ended March 31, 2011 decreased $6,535, to $1,953,309 for the three months ended March 31, 2012 from $1,959,844 for the three months ended March 31, 2011. These decreased expenses were primarily the result of (i) lower compensation and related employee benefits of approximately $558,000, as compared to $707,000 during the three months ended March 31, 2011, (ii) lower consultants and financial advisors fees of approximately $445,000, as compared to $736,000 during the three months ended March 31, 2011, partially offset by (iii) higher facilities cost of approximately $342,000 as compared to $224,000 during the three months ended March 31, 2011 and (iv) higher corporate legal services of approximately $574,000 for the three months ended

March 31, 2012, as compared to $248,000 for the three months ended March 31, 2011 as a result of increased intellectual property related costs.

Net loss attributable to common stockholders for the three months ended March 31, 2012 decreased $1,380,892 to $3,142,259 compared to a net loss of $1,761,367incurred for the three months ended March 31, 2011. This increase in our net loss was a result of the higher in research and development expenses partially offset by lower general and administrative expenses discussed above, plus the following non-operating expenses for the periods indicated.

	Quarter Ended 03/31/2012	Quarter Ended 03/31/2011	Change ($)
Loss from Operations	$(7,294,957)	$(3,331,772)	$(3,963,185)
Interest and investment income	4,903	51	4,852
Interest income/(expense) and other income/(expenses)	—	(12,414)	12,414
Change in FV of financial instruments	7,946	(338,715)	346,661
Net loss attributable to noncontrolling interest	4,139,849	1,921,483	2,218,366
Net loss attributable to common stockholders	$(3,142,259)	$(1,761,367)	$(1,380,892)

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012 we had $ 6,123,418 in cash and cash equivalents, compared to $13,244,961 as of December 31, 2011. Net cash used in operating activities was $7,121,543 during the three months ended March 31, 2012 as compared to $2,938,541 for the three months ended March 31, 2012. There were no financing transactions for the three months ended March 31, 2012, and $2,168,334 was provided by financing activities for the three months ended March 31, 2011. As of March 31, 2012, we had working capital of $2,915,957, as compared to working capital of $9,754,600 on December 31, 2011.

On May 9, 2012, Synergy closed an underwritten public offering of 10,000,000 shares of common stock at an offering price of $4.50 per share. The gross proceeds from this offering are $45 million, before deducting underwriting discounts and commissions and other estimated offering expenses of approximately $3 million. Synergy also granted the underwriters a 45-day option to purchase up to an additional 1,500,000 shares of common stock at an offering price of $4.50 per share to cover over-allotments, if any.

Our condensed consolidated financial statements as of March 31, 2012 and December 31, 2011 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the negative outcome of this uncertainty.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of our Annual Report on Form 10-K as of and for year ended December 31, 2011, filed with the SEC on March 30, 2012. There have been no changes to our critical accounting policies since December 31, 2011.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

For a discussion of our contractual obligations see (i) our Financial Statements and Notes To Consolidated Financial Statements—Note 7. Commitments and Contingencies, and (ii) Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commitment, included in our Annual Report on Form 10-K as of December 31, 2011. There have been changes in our contractual obligations and commitments during the three months ended March 31, 2012 as follows:

Our corporate headquarters totals approximately 4,300 rentable square feet located at 420 Lexington Avenue, New York, and was subject to a lease which has a monthly rate of $16,414 and expired on March 31, 2012.  On March 30, 2012 we extended this lease through March 31, 2014, at a monthly rate of $18,833 on a straight line basis. We also occupy a small laboratory and several offices, totaling approximately 1, 300 square feet, in the Bucks County Biotechnology Center in Doylestown, Pennsylvania under a lease which expired August 31, 2011. On February 1, 2012 we extended this lease through December 31, 2013, at a monthly rate of $2,254.

In addition during the quarter ended March 31, 2012 Synergy has entered into new drug substance purchase commitments to support our clinical and non-clinical development of plecanatide and SP-333.

The following table is a summary of contractual cash obligations for the periods indicated that existed as of March 31, 2012, and is based on information appearing in the notes to Consolidated Financial Statements included in our Annual Report on Form 10-K as of December 31, 2011, filed with the SEC on March 30, 2012; as well as the notes to Condensed Consolidated Financial Statements included in elsewhere in this Quarterly Report on Form 10-Q.

	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Operating leases	$472,294	$242,950	$229,344	$—	$—
Purchase obligations—principally employment and consulting services (1)	2,859,140	1,153,865	1,705,275	—	—
Purchase Obligations—Major Vendors (2)	3,506,589	3,506,589	—	—	—

Total obligations	$6,838,023	$4,903,404	$1,934,619	$—	$—

(1) Represents salary and bonus for remaining term of employment agreements with Gary S. Jacob, CEO, Bernard F Denoyer, Senior Vice President, Finance and consulting fees and bonus for remaining term of consulting agreement with Gabriele M. Cerrone, Chairman.

(2) Represents amounts that will become due upon future delivery of supplies, drug substance and test results from various suppliers, under open purchase orders as of March 31, 2012.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk on the fair values of certain assets is related to credit risk associated with securities held in short term investment accounts, commercial paper included in short term money market accounts and the FDIC insurance limit on our bank balances. At March 31, 2012 we had $5,262,000 balances in money market balances.

ITEM 4.    CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2012, our Chief Executive Officer and Principal Financial Officer have concluded that as of March 31, 2012, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

In connection with the preparation of our annual financial statements, our management performed an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. Management’s assessment included an evaluation of the design of our internal control over financial reporting and the operational effectiveness of those controls. Based on this evaluation, management determined that, as of December 31, 2011, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management’s assessment were (i) an effective whistle-blower program or other comparable mechanism and (ii) an ongoing program to manage identified fraud risks. As of December 31, 2012, we did not maintain effective internal control over financial reporting. As defined by Regulation S-X, Rule 1-02(a)(4), a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of March 31, 2012, we are in the process of remediating the material weakness which existed at December 31, 2011. If these remedial measures are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting during the quarter ended March 31, 2012.

PART II—OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material changes from the legal proceedings disclosed in our Form 10-K for the year ended December 31, 2011.

ITEM 1A.   RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2011.

ITEM 2.    PROPERTIES.

Our corporate headquarters total approximately 4,300 rentable square feet located at 420 Lexington Avenue, New York, and is subject to a lease which has a monthly rate of $16,414 and expired on March 31, 2012.  On March 30, 2012, we extended this lease through March 31, 2014, at a monthly rate of $ 18,833 on a straight line basis. We also occupy a small laboratory and several offices, totaling approximately 1, 300 square feet, in the Bucks County Biotechnology Center in Doylestown, Pennsylvania under a lease which expired August 31, 2011. On February 1, 2012 we extended this lease through December 31, 2013, at a monthly rate of $2,254.

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2012, filed on May 15, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Condensed Consolidated Statement of Stockholders Equity (Deficit) and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALLISTO PHARMACEUTICALS, INC.
(Registrant)

Date: May 15, 2012	By:	/s/ GARY S. JACOB
Gary S. Jacob
Chief Executive Officer

Date: May 15, 2012	By:	/s/ BERNARD F. DENOYER
Bernard F. Denoyer
Senior Vice President, Finance