Form 10-Q
period 2012-06-30
CALLISTO PHARMACEUTICALS INC
filed 2012-08-20
CIK 1142380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2012

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

The number of the registrant’s shares of common stock outstanding was 158,965,071 as of August 17, 2012.

CALLISTO PHARMACEUTICALS, INC.

FORM 10-Q

CONTENTS

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	4
	Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2012 and 2012 (unaudited) and the period June 5, 1996 (Inception) to June 30, 2012 (unaudited)	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period June 5, 1996 (Inception) to June 30, 2012 (period from January 1 to June 30, 2012 is unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (unaudited) and for the period June 5, 1996 (Inception) to June 30, 2012 (unaudited)	15
	Notes to Condensed Consolidated Financial Statements (unaudited)	17
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 6.	Exhibits	30
Signatures		31

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

On May 9, 2012, Callisto deconsolidated Synergy and derecognized the Synergy assets, liabilities, and non-controlling interest from its financial statements. All drug candidates to treat GI disorders and diseases, currently plecanatide and SP-333, are being developed exclusively by Synergy Pharmaceuticals, Inc., our former controlled subsidiary (“Synergy”). Use of the terms “we”, “our” or “us” in connection with GI drug candidates discussed herein refer to research and development activities and plans of Synergy.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

CALLISTO PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$120	$13,244,961
Prepaid expenses and other	—	796,028
Tax credits receivable	—	377,865

Total Current Assets	120	14,418,854
Equity investment in Synergy	117,814,450	—
Property and equipment, net	—	5,774
Security deposits	73,715	87,740

Total Assets	$117,888,285	$14,512,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,710,216	$3,206,827
Accrued expenses	332,507	1,457,427
Total Current Liabilities	2,042,723	4,664,254
Derivative financial instruments, at estimated fair value—warrants	—	3,325,114
Due to related party	1,936,610	—

Total Liabilities	3,979,333	7,989,368
Commitments and contingencies
Stockholders’ Deficit:
Series A convertible preferred stock, par value $0.0001, 700,000 shares authorized, 8,000 shares outstanding at June 30, 2012 and December 31, 2011	1	1
Common stock, par value of $.0001 per share: 225,000,000 shares authorized; 158,516,071 shares outstanding at June 30, 2012 and December 31, 2011	15,852	15,852
Additional paid-in capital	169,106,403	168,531,201
Deficit accumulated during development stage	(55,213,304)	(142,366,313)

Total Callisto Stockholders’ Equity	113,908,952	26,180,741
Non-controlling interest	—	(19,657,741)

Total Stockholders’ Equity	113,908,952	6,523,000

	$117,888,285	$14,512,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		June 5, 1996 (Inception) to
	2012	2011	2012	2011	June 30, 2012
Revenues	$—	$—	$—	$—	$—
Costs and expenses:
Research and development	2,542,089	2,356,099	7,880,229	3,728,027	66,974,746
Government grants	—	—	3,508	—	(1,131,810)
Purchased in process research and development	—	—	—	—	6,944,553
General and administrative	805,193	1,875,688	2,758,502	3,835,532	63,131,159

Loss from operations	(3,347,282)	(4,231,787)	(10,642,239)	(7,563,559)	(135,918,648)
Gain on deconsolidation of Synergy	120,393,000	—	120,393,000	—	120,393,000
Loss related to equity method investment	(2,390,000)	—	(2,390,000)	—	(2,390,000)
Interest and investment income	16,039	3	20,942	54	937,519
Tax credit (expense)	(224,963)	—	(224,963)	—	1,168,256
Other income	85,180	6,208	85,180	(6,206)	(857,944)
Loss on debt extinguishment	—	—	—	—	(2,099,892)
Change in fair value of derivative instruments	(439,116)	(697,660)	(431,170)	(1,036,375)	(17,341,455)

Net income/(loss)	114,092,858	(4,923,236)	106,810,750	(8,606,086)	(36,109,164)
Add: Net Loss (income) of subsidiary attributable to non-controlling interest	2,817,956	2,422,640	6,957,805	4,344,123	26,615,546

Net income/(loss) attributable to Callisto	116,910,814	(2,500,596)	113,768,555	(4,261,963)	(9,493,618)
Series A Preferred stock conversion rate change and beneficial conversion feature accreted as a dividend	—	—	—	—	(5,025,849)
Series B Preferred stock conversion rate change and beneficial conversion feature accreted as a dividend	—	—	—	—	(12,174,391)
Cumulative effect of adopting ASC Topic 815 January 1, 2009	—	—	—	—	(1,903,900)

Net income/(loss) available to Callisto common stockholders	$116,910,814	$(2,500,596)	$113,768,555	$(4,261,963)	$(28,597,758)

Weighted average common shares outstanding
basic	158,516,071	158,506,181	158,516,071	158,078,170
diluted	158,629,281	158,506,181	158,629,281	158,078,170

Net income/(loss) per common share
Basic	$0.74	$(0.02)	$0.72	$(0.03)
Diluted	$0.74	$(0.02)	$0.72	$(0.03)

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

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(Unaudited)

	Series A Convertible Preferred Shares	Series A Convertible Preferred Stock	Series B Convertible Preferred Shares	Series B Convertible Preferred Stock	Common Shares	Common Stock Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Non- Controlling Interest	Total Stockholders’ Equity (Deficit)
Balance December 31, 2010	8,000	$1	—	—	157,509,404	$15,751	$139,496,452	$(135,573,268)	$(11,136,657)	(7,197,721)
Net Loss	—	—	—	—	—	—	—	(6,793,045)	(8,521,084)	(15,314,129)
Stock based compensation expense	—	—	—	—	—	—	424,168	—	—	424,168
Common stock issued for services	—	—	—	—	850,000	85	532,915	—	—	533,000
Value of common stock issued by controlled subsidiary for consulting services provided	—	—	—	—	—	—	341,295	—	—	341,295
Placement of common stock of controlled subsidiary	—	—	—	—	—	—	34,369,064	—	—	34,369,064
Fees and expenses associated with direct offering of controlled subsidiary	—	—	—	—	—	—	(2,148,384)	—	—	(2,148,384)
Warrant exercise					106,667	11	53,323			53,334
Warrants issued in connection with controlled subsidiary registered direct offering reclassified to derivative liability-net	—	—	—	—	—	—	(5,094,186)	—	—	(5,094,186)
Exercise of warrants-controlled subsidiary	—	—	—	—	—	—	415,309	—	—	415,309
Common stocks issued for settlement of directors’ fee	—	—	—	—	50,000	5	41,245	—	—	41,250
Sale of option to purchase shares of controlled subsidiary	—	—	—	—	—	—	100,000	—	—	100,000

Balance December 31, 2011	8,000	1	—	—	158,516,071	15,852	168,531,201	(142,366,313)	(19,657,741)	6,523,000
Net income/(loss) for the period	—	—	—	—	—	—	—	113,768,555	(6,957,805)	106,810,750
Stock based compensation expense	—	—	—	—	—	—	482,539	—	—	482,539
Common stock issued by controlled subsidiary for services rendered	—	—	—	—	—	—	92,663	—	—	92,663
Reclass non-controlling interest upon deconsolidation May 9, 2012	—	—	—	—	—	—	—	(26,615,546)	26,615,546	—

Balance June 30, 2012	8,000	$1	—	$—	158,516,071	$15,852	$169,106,403	$(55,213,304)	$—	$113,908,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALLISTO PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2012	Six months ended June 30, 2011	Period from June 5, 1996 (inception) to June 30, 2012
Cash flows from operating activities:
Net income/(loss)	$106,810,750	$(8,606,086)	$(36,109,164)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	2,634	111,458
Purchase discount accreted as interest income on U.S.Treasury bills	—	—	(26,950)
Stock-based compensation expense	650,202	469,444	21,583,041
Purchased in-process research and development	—	—	6,841,053
Interest expense on notes	—	—	759,400
Loss on disposal of property and equipment	5,774	—	5,774
Stock-based liquidated damages	—	—	579,696
Change in fair value of derivative instruments—warrants	431,170	1,036,375	17,341,455
Loss on debt extinguishment			2,099,892
Net liabilities assumed in excess of assets acquired in merger	—	—	(282,752)
Gain on deconsolidation of Synergy	(120,393,000)	—	(120,393,000)
Loss related to equity method investment	2,390,000	—	2,390,000
Changes in operating assets and liabilities:
Prepaid expenses	721,028	158,004	—
Tax credit receivable	377,865	531,127	—
Security deposit	14,025	—	73,715
Accounts payable and accrued expenses	(6,192,265)	(336,641)	(1,498,137)
Due to related party	395,153	—	395,153
Total Adjustments	(120,055,591)	1,860,943	(68,623,175)
Net cash used in operating activities	(13,244,841)	(6,745,143)	(104,732,339)
Cash flows from investing activities:
Short term investments—purchased	—	—	(5,921,825)
Short term investments—liquidated	—	—	5,948,775
Acquisition of equipment	—	—	(117,233)
Net cash used in investing activities	—	—	(90,283)
Cash flows from financing activities:
Issuance of common and preferred stock	—	—	48,719,673
Issuance of common stock of controlled subsidiary	—	5,461,242	60,543,162
Proceeds from exercise of warrants of controlled subsidiary	—	415,309	415,309
Selling Agent fees and expenses-combined	—	(395,620)	(5,930,684)
Proceeds from sale of 11% Notes	—	—	603,163
Exercise of common stock warrants	—	53,334	372,119
Proceeds from sale of option	—	100,000	100,000
Net cash provided by financing activities	—	5,634,265	104,822,742
Net (decrease) increase in cash and cash equivalents	(13,244,841)	(1,110,878)	120
Cash and cash equivalents at beginning of period	13,244,961	1,708,982	—

Cash and cash equivalents at end of period	$120	$598,104	$120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CALLISTO PHARMACEUTICALS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six months ended June 30, 2012	Six months ended June 30, 2011	Period from June 5, 1996 (inception) to June 30, 2012
Supplementary disclosure of cash flow information:
Cash paid for taxes	$42,415	$5,147	$367,299
Supplementary disclosure of non-cash investing and financing activities:
Series A Preferred stock beneficial conversion feature accreted as a dividend	—	—	(4,888,960)
Series B Preferred stock beneficial conversion feature accreted as a dividend	—	—	(10,495,688)
Series A Preferred stock conversion rate change accreted as a dividend	—	—	(136,889)
Series B Preferred stock conversion rate change accreted as a dividend	—	—	(1,678,703)
Director’s fees settled for shares of common stock	—	41,250	82,375
Cash received in escrow for June 30, 2010 direct registered offering	—	2,499,000	—
Accrued finders’ fees related to direct registered offering	—	261,630	—
Common stock issued to extend notes payable	—	—	100,196
Value of warrants classified as derivative liability - net	$—	$3,434,172	$20,331,912
Value of shares issued for services	$—	$533,000	$625,663

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

From inception through June 30, 2012, Callisto has sustained cumulative net losses attributable to common stockholders of $28,597,758. Callisto’s losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of proposed products, stock-based compensation expense, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees, as well as deemed dividends attributable to the beneficial conversion rights of convertible preferred stock at issuance. From inception through June 30, 2012, Callisto has not generated any revenue from operations. The Company expects to incur additional losses to perform further research and development activities and does not currently have any commercial biopharmaceutical products, and does not expect to have such for several years, if at all.

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

2. Basis of presentation and going concern:

These condensed consolidated financial statements include Callisto and one subsidiary Callisto Research Labs, LLC (including its wholly-owned subsidiary, Callisto Pharma, GmbH (Germany—inactive).  All intercompany balances and transactions have been eliminated. These condensed consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with Callisto’s audited financial statements and notes thereto for the year ended December 31, 2011, included in Form 10-K filed with the SEC on March 30, 2012. Certain items in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

Deconsolidation

On May 9, 2012, Callisto’s controlled subsidiary, Synergy Pharmaceuticals, Inc. (“Synergy”) closed an underwritten public offering of 10 million shares of common stock at an offering price of $4.50 per share, resulting in gross proceeds of $45 million before deducting underwriting discounts, commissions and other estimated offering expenses of approximately $3 million. As a result Callisto’s equity ownership decreased to approximately 34% of Synergy and Callisto determined that it no longer had control over the operations and decision making of Synergy. Therefore, Callisto deconsolidated Synergy and derecognized the Synergy assets, liabilities, and non-controlling interest from its financial statements. For the quarter ended June 30, 2012, the gain attributed to the deconsolidation was $120,393,000. As of the date of deconsolidation, May 9, 2012, the Company began accounting for its investment in Synergy under the equity method and accordingly recognized its share of Synergy losses in the amount of $2,390,000 for the period from May 9, 2012 through June 30, 2012. As of June 30, 2012, Callisto’s investment in Synergy was $117,814,450.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, primarily consisting of normal adjustments, necessary for the fair presentation of the balance sheet and results of operations for the interim periods. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2012. The condensed consolidated balance sheet as of December 31, 2011 presented above was derived from the audited consolidated financial statements as of that date.

The condensed consolidated financial statements as of June 30, 2012 and December 31, 2011 have been prepared under the assumption that Callisto will continue as a going concern for the twelve months ending December 31, 2012. Callisto’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net cash used in operating activities was $13,244,841 during the six months ended June 30, 2012 as compared to $6,745,143 for the six months ended June 30, 2011 and $104,732,339 during the period from June 5, 1996 (inception) to June 30, 2012. During the three months and six months ended June 30, 2012 Callisto earned net income attributable to common stockholders of $116,910,814 and $113,768,555, respectively and net loss of attributable to common stockholders $28,597,758 during the period from June 5, 1996 (inception) to June 30, 2012, which all included gain recognized upon deconsolidation of $120,393,000. Net losses attributable to common shareholders for the three months and six months ended June 30, 2011 were $2,500,596 and $4,261,963, respectively. To date, Callisto’s sources of cash have been primarily limited to the sale of equity securities and issuance of debt instruments. Net cash provided by financing activities for the six months ended June 30, 2011 and for the period from June 5, 1996 (inception) to June 30, 2012, was $5,634,265, and $104,822,742, respectively. There were no financing activities for the six months ended June 30, 2012.

On July 20, 2012, Callisto’s former controlled subsidiary, Synergy Pharmaceuticals, Inc. (Synergy”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Callisto. Pursuant to the Merger Agreement, following the satisfaction or waiver of each of the applicable conditions set forth in the Merger Agreement, Callisto and Synergy will merge (the “Merger”), whereupon Callisto’s separate corporate existence will cease and Synergy will continue as the surviving corporation of the Merger. Please see footnote 11for further discussions.

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

Callisto options

Stock based compensation expense, related to Callisto employee and non-employee share based payments, has been recognized in operating results as follow:

	Three Months Ended June 30,		Six Months Ended June 30,		June 5, 1996 (Inception) to June 30,
	2012	2011	2012	2011	2012
Employees—included in research and development	$—	$—	$—	$—	$2,692,258
Employees—included in general and administrative	5,836	14,890	11,671	20,776	4,869,832
Subtotal employee stock option grants	5,836	14,890	11,671	20,776	7,562,090
Non-employee—research and development	—	—	—	—	102,750
Non-employee—general and administrative	371	180,703	82,384	152,110	10,393,405
Subtotal non-employee stock option grants	371	180,703	82,384	152,110	10,496,155
Total stock based compensation expense	$6,207	$195,593	$94,055	$172,886	$18,058,245

The unrecognized compensation cost related to employee non-vested Callisto stock options outstanding at June 30, 2012, net of expected forfeitures, was $15,184 to be recognized over a weighted average vesting period of approximately half year. No options were granted during the quarter ended June 30, 2012.

The estimated fair value of each Callisto stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the six months ended June 30, 2011.

	Six months ended June 30,
	2012	2011
Risk free interest rate	(*)%	1.85%
Dividend yield	(*)	n/a
Expected volatility	(*)%	100%
Expected term	(*)	5 years

(*) No options were granted during six months ended June 30, 2012.

A summary of stock option activity and of changes in Callisto stock options outstanding under Callisto’s plans is presented below:

	Number of options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2011	7,435,372	$0.08 - 3.60	$1.49	$7,200	3.39
Granted	—	$—	$—	—
Forfeitures	—	$—	$—	—

Balance outstanding, June 30, 2012	7,435,372	$0.08 - 3.60	$1.49	$162,580	2.89

Exercisable as of June 30, 2012	5,903,372	$0.08 - 3.60	$1.37	$113,210	2.67

Synergy Options

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

	Three Months Ended June 30,		Six Months Ended June 30		November 15, 2005 (inception) to
	2012	2011	2012	2011	June 30, 2012
Employees—included in research and development	$48,690	$37,157	$164,460	$73,906	$791,242
Employees—included in general and administrative	33,364	45,115	127,013	89,733	901,424
Non-employees—included in research and development	—	8,456	—	16,818	168,096
Non-employees—included in general and administrative	36,022	58,370	264,674	116,101	1,664,034

Total stock-based compensation expense	$118,076	$149,098	$556,147	$296,558	$3,524,796

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model. On May 9, 2012, Callisto deconsolidated Synergy and derecognized the Synergy assets, liabilities, and non-controlling interest from its financial statements.

5. Investment in Synergy

On May 9, 2012, Callisto’s controlled subsidiary, Synergy Pharmaceuticals, Inc. (“Synergy”) closed an underwritten public offering of 10 million shares of common stock at an offering price of $4.50 per share, resulting in gross proceeds of $45 million before deducting underwriting discounts, commissions and other estimated offering expenses of approximately $3 million. As a result, Callisto’s equity ownership decreased to approximately 34% of Synergy and Callisto determined that it no longer had control over the operations and decision making of Synergy. Therefore, Callisto deconsolidated Synergy and derecognized the Synergy assets, liabilities, and non-controlling interest from its financial statements. For the quarter ended June 30, 2012, the gain attributed to the deconsolidation was $120,393,000. As of the date of deconsolidation, May 9, 2012, the Company began accounting for its investment in Synergy under the equity method and accordingly recognized its share of Synergy losses in the amount of $2,390,000 for the period from May 9, 2012 through June 30, 2012.

The following table summarizes financial information of Synergy Pharmaceuticals, Inc. (“Synergy”) at June 30, 2012.

Income Statement data:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	November 15, 2005 (inception) to June 30, 2012
Loss from Operations	$(9,544,756)	$(16,614,024)	$(92,828,322)
Total Other Income/(Expense)	(1,013,692)	(967,068)	5,710,033
Net Loss	(10,558,448)	(17,581,092)	(87,190,110)

Balance Sheet data:

June 30, 2012
(unaudited)
Cash and cash equivalents	$27,426,900
Available-for-sales securities short term	16,149,789
Available-for-sale securities long term	4,010,787
Due from related party (“Callisto Pharmaceuticals”)	1,936,609
Total Assets	50,954,779
Total Current Liabilities	4,919,563
Derivative financial instruments, at estimated fair value-warrants	4,803,717
Total Liabilities	9,723,280
Total Stockholders’ Equity	41,231,499

6. Research and Development Expense

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

In accordance with FASB ASC Topic 730-10-55, Research and Development, Synergy recorded prepaid research and development costs of $577,745 as of December 31, 2011, for nonrefundable pre-payments for production of drug substance and analytical testing services for its drug candidates. In accordance with this guidance, the Company expenses deferred research and development costs when drug compound is delivered and services are performed. As of June 30, 2012 Synergy’s assets and liabilities have been deconsolidated and as a result there are no prepaid research and development costs on the balance sheet. See Note 5 above.

7. Income Taxes

During the year ended December 31, 2011, Synergy recorded a refundable tax credit in prepaid and other current assets for its (i) 2010 New York State QETC credit, totaling $248,486 and (ii) its New York City Biotechnology Tax Credit for the tax year of 2011 totaling $118,437.  On April 25, 2012, Synergy received $246,402 for its 2010 New York State QETC credit. In addition Callisto recorded a $225,000 New York State investment tax expense during the quarter ended June 30, 2012 related to tax years 2008 through 2011.

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

The following table sets forth the potentially dilutive effect of all outstanding equity instruments which were not included in the computation of diluted earnings per share because they would be antidilutive:

	June 30, 2012	June 30, 2011

Common Shares outstanding	158,516,071	158,516,071
Potentially dilutive common shares issuable upon:
Exercise of warrants	988,741	9,290,248
Exercise of Callisto stock options	5,756,237	7,435,371
Conversion of Series A Convertible Preferred Stock	222,222	222,222

Total fully diluted	165,483,271	175,463,912

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

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Synergy has determined that certain warrants issued in connection with sale of its common stock must be classified as derivative instruments. In accordance with ASC Topic 815-40, these warrants are also being re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value is being recorded in the Company’s statement of operations. The Company estimates the fair value of certain warrants using the Black-Scholes option pricing model in order to determine the associated derivative instrument liability and change in fair value described above. The range of assumptions used to determine the fair value of the warrants at each period end during the periods indicated below were:

	January 1, 2012 to May 9, 2012 (1)	Six Months Ended June 30, 2011
Estimated fair value of Synergy common stock	$4.05-$4.75	2.56-3.30
Expected warrant term	2.4-5.7 years	5-7 years
Risk-free interest rate	0.32%-1.33%	1.18%-2.5%
Expected volatility	60%	90%
Dividend yield	—	—

(1)         Synergy’s assets and liabilities have been deconsolidated as of May 9, 2012 and as a result there was no derivative instrument liability on the balance sheet as of June 30 2012. Changes in fair values of Synergy derivative instruments have been recorded through May 9, 2012. (See Note 5 above).

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

Certain of Synergy’s warrants issued during the six months ended June 30, 2011 contained a price protection clause which variable term required the Company to use a binomial model to determine fair value. There were no such price protected warrants issued during the six months ended June 30, 2012. The range of assumptions used to determine the fair value of the warrants was as follows:

	Jan 1 to May 9, 2012	Six months ended, June 30, 2011
Estimated fair value of stock	$3.28 - $4.50	$1.89

Expected warrant term	4.4 — 4.6 years	7 years
Risk-free interest rate	0.72% - 1.03%	2.64%
Expected volatility	60%	90%
Dividend yield	—	—

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

The following table sets forth the components of changes in the Synergy’s derivative financial instruments liability balance for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability
12/31/2010	Balance of derivative financial instruments liability	728,469	$3,487,959
3/31/2011	Fair value of new warrants issued during the quarter	210,000	$1,312,673
3/31/2011	Change in fair value of warrants during the quarter recognized as other expense in the statement of operations	—	$338,715
3/31/2011	Balance of derivative financial instruments liability	938,469	$5,139,347
6/30/2011	Fair value of new warrants issued during the quarter	611,207	$2,607,827
6/30/2011	Exercise of warrants during the quarter	(80,000)	$(486,328)
6/30/2011	Change in fair value of warrants during the quarter recognized as other expense in the statement of operations	—	$697,660
6/30/2011	Balance of derivative financial instruments liability	1,469,676	$7,958,506
9/30/2011	Fair value of new warrants issued during the quarter	40,458	$285,128
9/30/2011	Change in fair value of warrants during the quarter recognized as other income in the statement of operations	—	$(4,382,796)
9/30/2011	Balance of derivative financial instruments liability	1,510,134	$3,860,838
12/31/2011	Fair value of new warrants issued during the quarter	1,810,294	$3,082,203
12/31/2011	Reclass of derivative liability to equity during the quarter	(1,055,268)	$(1,707,317)
12/31/2011	Change in fair value of warrants during the quarter recognized as other income in the statement of operations	—	$(1,910,610)
12/31/2011	Balance of derivative financial instruments liability	2,265,160	$3,325,114
3/31/2012	Change in fair value of warrants during the quarter recognized as other income in the statement of operations	—	(7,946)
3/31/2012	Balance of derivative financial instruments liability	2,265,160	3,317,168

6/30/2012	Change in fair value of warrants during the quarter recognized as other income in the statement of operations	—	439,116
6/30/2012	Reclass due to deconsolidation	(2,265,160)	(3,756,284)

6/30/2012	Balance of derivative financial instruments liability	—	—

Synergy Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2011 and June 30, 2012:

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2012
Derivative liabilities related to Warrants	$—	$—	$3,325,114	$3,325,114	$—	$—	$	$—	*

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2012:

Description	Balance at December 31, 2011	Fair Value of warrants upon issuance	Unrealized (gains) or losses		Balance as of June 30, 2012
Derivative liabilities related to Warrants	$3,325,114	$—	$	()	$—	*

(*) Synergy’s assets and liabilities have been deconsolidated as of May 9, 2012 and as a result there was no derivative instrument liability on the balance sheet as of June 30 2012. Changes in fair values of Synergy derivative instruments have been recorded through May 9, 2012. (See Note 5 above).

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

10. Stockholder’s Equity

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

11. Subsequent Events

On July 20, 2012, Synergy entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Callisto. Pursuant to the Merger Agreement, following the satisfaction or waiver of each of the applicable conditions set forth in the Merger Agreement, Callisto and Synergy will merge (the “Merger”), whereupon Callisto’s separate corporate existence will cease and Synergy will continue as the surviving corporation of the Merger.

As a result of the Merger, each outstanding share of Callisto common stock will be converted into the right to receive 0.17 of one share of Synergy common stock (the “Exchange Ratio”) as set forth in the Merger Agreement and the 22,295,000 shares of Synergy held by Callisto will be canceled. Under the terms of the Merger Agreement at closing, Synergy will issue, and Callisto stockholders will receive in a tax-free exchange, shares of Synergy common stock such that Callisto stockholders will own approximately 38.3 percent of the combined company on a pro forma basis and Synergy stockholders will own approximately 61.7 percent. Each share of Synergy Common Stock received in connection with the Merger shall be subject to a lock-up beginning on the effective date of the Merger and ending on the earlier of (i) eighteen (18) months after such date or (ii) a Change in Control (as defined in the Merger Agreement).

The consummation of the Merger is subject to various customary closing conditions, including but not limited to, (i) approval by Callisto’s and Synergy’s stockholders, (ii) the Registration Statement on Form S-4 shall have been declared effective by the SEC and (iii) the shares of Synergy common stock to be issued in the Merger shall have been approved for listing on The NASDAQ Capital Market. Upon consummation of the Merger the related party balances due from Callisto, $1,936,609 as of June 30, 2012, (See Note 11) will be eliminated in consolidation.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Callisto’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. All drug candidates to treat GI disorders and diseases, currently plecanatide and SP-333, are being developed exclusively by Synergy Pharmaceuticals, Inc., (“Synergy”). Use of the terms “we”, “our” or “us” in connection with GI drug candidates discussed herein refer to research and development activities and plans of Synergy.

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

On May 9, 2012, our controlled subsidiary, Synergy Pharmaceuticals, Inc. (“Synergy”) closed an underwritten public offering of 10 million shares of common stock at an offering price of $4.50 per share, resulting in gross proceeds of $45 million before deducting underwriting discounts, commissions and other estimated offering expenses of approximately $3 million. As a result our equity ownership decreased to approximately 34% of Synergy and we determined that we no longer had control over the operations and decision making of Synergy. Therefore, we deconsolidated Synergy and derecognized the Synergy assets, liabilities, and non-controlling interest from our financial statements. For the quarter ended June 30, 2012, the gain attributed to the deconsolidation was $120,393,000. As of the date of deconsolidation, May 9, 2012, we began accounting for our investment in Synergy under the equity method and accordingly recognized our share of Synergy losses in the amount of $2,390,000 for the period from May 9, 2012 through June 30, 2012. As of June 30, 2012, our investment in Synergy was $117,814,450.

Critical Accounting Policies

Investment in Synergy

We account for our investment in Synergy under the equity method of accounting as we do not have the elements of control that would require consolidation. The investment is subsequently adjusted for equity in net income.

RECENT DEVELOPMENTS

FINANCIAL OPERATIONS OVERVIEW

From inception through June 30, 2012, we have sustained cumulative net losses attributable to common stockholders of $28,597,758. Our losses have resulted primarily from expenditures incurred in connection with research and development activities related to the application and filing for regulatory approval of proposed products, stock-based compensation expense, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees, as well as deemed dividends attributable to the beneficial conversion rights of convertible preferred stock at issuance. From inception through June 30, 2012, we have not generated any revenue from operations, expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products, and do not expect to have such for several years, if at all.

Net cash used in operating activities was $13,244,841 during the six months ended June 30, 2012 as compared to $6,745,143 for the six months ended June 30, 2011 and $104,732,339 during the period from June 5, 1996 (inception) to June 30, 2012. During the three months and six months ended June 30, 2012 we earned net income attributable to common stockholders of $116,910,814, $113,768,555, and a net loss of $28,597,758 during the period from June 5, 1996 (inception) to June 30, 2012, respectively, which included gain upon deconsolidation of Synergy at amount of $120,393,000 and loss from equity method investment in Synergy of $2,390,000 on May 9, 2012.

Net losses attributable to common shareholders for the three months and six months ended June 30, 2011 were $2,500,596 and $4,261,963, respectively. To date, our sources of cash have been primarily limited to the sale of equity securities and issuance of debt instruments. Net cash provided by financing activities for the six months ended June 30, 2011 and for the period from June 5, 1996 (inception) to June 30, 2012, was $5,634,265, and $104,822,742 respectively.  There were no financing activities during the six months ended June 30, 2012.

On July 20, 2012, Callisto’s former controlled subsidiary, Synergy Pharmaceuticals, Inc. (Synergy”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Callisto. Pursuant to the Merger Agreement, following the satisfaction or waiver of each of the applicable conditions set forth in the Merger Agreement, Callisto and Synergy will merge (the “Merger”), whereupon Callisto’s separate corporate existence will cease and Synergy will continue as the surviving corporation of the Merger. Please see footnote 11for further discussions.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of June 30, 2012.

RESULTS OF OPERATIONS

THREE MONTHS ENDED June 30, 2012 AND June 30, 2011

We had no revenues during the three months ended June 30, 2012 and 2011 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the three months ended June 30, 2012 increased $185,990 or 7.9%, to $2,542,089 from $2,356,099 for the three months ended June 30, 2011. The $2,542,089 during the three months this year represented approximately one month of Synergy’s research and development expenses as a result of the deconsolidation, while $ 2,356,099 during the three months last year represented three months of Synergy’s expenses. This increase of $185,990 was primary due to Synergy’s largely increased development cost prior to deconsolidation.

General and administrative expenses decreased $1,070,495 or 57%, to $805,193 for the three months ended June 30, 2012 from $1,875,688 for the three months ended June 30, 2011. $805,193 during the three months this year represented approximately one month of Synergy’s general and administrative expenses, while $1,875,688 during the three months last year represented three months of Synergy’s expenses.  The difference of $1,070,495 represented approximately two thirds of Synergy’s three month of expense, not included as a result of the deconsolidation.

Net income attributable to common stockholders for the three months ended June 30, 2012 increased $119,411,410 to $116,910,814 compared to a net loss of $2,500,596 incurred for the three months ended June 30, 2012. The increase is primary the $120,393,000 gain recognized on the deconsolidation of Synergy, net of $ 2,390,000 loss recognized in our investment in Synergy using the equity method. We did not have a similar transaction in the quarter ended June 30, 2012.

SIX MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011

We had no revenues during the six months ended June 30, 2012 and 2011 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the six months ended June 30, 2012 increased $4,152,202 or 111%, to $7,880,229 from $3,728,027 for the six months ended June 30, 2011. The $7,880,229 during the six months this year represented approximately four months of Synergy’s research and development expenses as a result of the deconsolidation, while $3,728,027 during the six months last year represented six months of Synergy’s expenses. This increase of $4,152,202 was primary due to Synergy’s largely increased development cost prior to deconsolidation.

General and administrative expenses decreased $1,077,030 or 28%, to $2,758,502 for the six months ended June 30, 2012 from $3,835,532 for the six months ended June 30, 2011. $2,758,503 during the six months this year represented approximately four month of Synergy’s general and administrative expenses, while $3,835,532 during the six months last year represented six months of Synergy’s expenses.  The difference of $1,077,029 represented approximately one third of Synergy’s six months of expense, not included as a result of the deconsolidation.

Net gain attributable to common stockholders for the three months ended June 30, 2012 increased $118,030,518 to $113,768,555, compared to a net loss of $4,263,963 incurred for the six months ended June 30, 2012. The increase is primary the $ 120,393,000 gain recognized on the deconsolidation of Synergy, net of $ 2,390,000 loss recognized in our investment in Synergy using the equity method. We did not have a similar transaction during the six months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We had $ 120 in cash and cash equivalents as of June 30, 2012, compared to $13,244,961 as of December 31, 2011. On May 9, 2012, Synergy closed an underwritten public offering of 10 million shares of common stock at an offering price of $4.50 per share, resulting in gross proceeds of $45 million before deducting underwriting discounts, commissions and other estimated. As a result our equity ownership decreased to approximately 34% of Synergy and we determined that we no longer had control over the operations and decision making of Synergy. Therefore, we deconsolidated Synergy and derecognized the Synergy assets, liabilities, and non-controlling interest from our financial statements as of that date.

Our condensed consolidated financial statements as of June 30, 2012 and December 31, 2011 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the negative outcome of this uncertainty.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk on the fair values of certain assets is related to credit risk associated with securities held in short term investment accounts, commercial paper included in short term money market accounts and the FDIC insurance limit on our bank balances. At June 30, 2012 we don’t have balances in money market balances.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2012, our Chief Executive Officer and Principal Financial Officer have concluded that as of June 30, 2012, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

In connection with the preparation of our annual financial statements, our management performed an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. Management’s assessment included an evaluation of the design of our internal control over financial reporting and the operational effectiveness of those controls. Based on this evaluation, management determined that, as of December 31, 2011, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management’s assessment were (i) an effective whistle-blower program or other comparable mechanism and (ii) an ongoing program to manage identified fraud risks. As of December 31, 2011, we did not maintain effective internal control over financial reporting. As defined by Regulation S-X, Rule 1-02(a)(4), a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of June 30, 2012, we are in the process of remediating the material weakness which existed at December 31, 2011. If these remedial measures are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting during the quarter ended June 30, 2012.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes from the legal proceedings disclosed in our Form 10-K for the year ended December 31, 2011.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2011.

ITEM 6 EXHIBITS

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2012, filed on August 20, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Condensed Consolidated Statement of Stockholders Equity (Deficit) and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALLISTO PHARMACEUTICALS, INC.
(Registrant)

Date: August 20, 2012	By:	/s/ GARY S. JACOB

Gary S. Jacob
Chief Executive Officer

Date: August 20, 2012	By:	/s/ BERNARD F. DENOYER

Bernard F. Denoyer
Senior Vice President, Finance