Form 10-Q/A
period 2012-06-30
CALLISTO PHARMACEUTICALS INC
filed 2012-08-28
CIK 1142380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Callisto Pharmaceuticals, Inc. is filing this Amendment No. 1 (the “Amendment No. 1) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012 which was originally filed on August 20, 2012 (the “Form 10-Q”) for the sole purpose of correcting a typographical error in the Condensed Consolidated Statements of Cash Flows. This Amendment No. 1 speaks as of the filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the Form 10-Q filing date, and does not modify or update in any way disclosures made in the Form 10-Q.  No other changes have been made to the Form 10-Q.

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

CALLISTO PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2012	Six months ended June 30, 2011	Period from June 5, 1996 (inception) to June 30, 2012
Cash flows from operating activities:
Net income/(loss)	$106,810,750	$(8,606,086)	$(36,109,164)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	2,634	111,458
Purchase discount accreted as interest income on U.S.Treasury bills	—	—	(26,950)
Stock-based compensation expense	650,202	469,444	21,583,041
Purchased in-process research and development	—	—	6,841,053
Interest expense on notes	—	—	759,400
Loss on disposal of property and equipment	5,774	—	5,774
Stock-based liquidated damages	—	—	579,696
Change in fair value of derivative instruments—warrants	431,170	1,036,375	17,341,455
Loss on debt extinguishment			2,099,892
Net liabilities assumed in excess of assets acquired in merger	—	—	(282,752)
Gain on deconsolidation of Synergy	(120,393,000)	—	(120,393,000)
Loss related to equity method investment	2,390,000	—	2,390,000
Changes in operating assets and liabilities:
Prepaid expenses	721,028	158,004	—
Tax credit receivable	377,865	531,127	—
Security deposit	14,025	—	(73,715)
Accounts payable and accrued expenses	(6,189,265)	(336,641)	(1,495,137)
Due to related party	1,936,610	—	1,936,610
Total Adjustments	(120,055,591)	1,860,943	(68,623,175)
Net cash used in operating activities	(13,244,841)	(6,745,143)	(104,732,339)
Cash flows from investing activities:
Short term investments—purchased	—	—	(5,921,825)
Short term investments—liquidated	—	—	5,948,775
Acquisition of equipment	—	—	(117,233)
Net cash used in investing activities	—	—	(90,283)
Cash flows from financing activities:
Issuance of common and preferred stock	—	—	48,719,673
Issuance of common stock of controlled subsidiary	—	5,461,242	60,543,162
Proceeds from exercise of warrants of controlled subsidiary	—	415,309	415,309
Selling Agent fees and expenses-combined	—	(395,620)	(5,930,684)
Proceeds from sale of 11% Notes	—	—	603,163
Exercise of common stock warrants	—	53,334	372,119
Proceeds from sale of option	—	100,000	100,000
Net cash provided by financing activities	—	5,634,265	104,822,742
Net (decrease) increase in cash and cash equivalents	(13,244,841)	(1,110,878)	120
Cash and cash equivalents at beginning of period	13,244,961	1,708,982	—

Cash and cash equivalents at end of period	$120	$598,104	$120

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2012, filed on August 28, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Condensed Consolidated Statement of Stockholders Equity (Deficit) and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALLISTO PHARMACEUTICALS, INC.
(Registrant)

Date: August 28, 2012	By:	/s/ GARY S. JACOB

Gary S. Jacob
Chief Executive Officer

Date: August 28, 2012	By:	/s/ BERNARD F. DENOYER

Bernard F. Denoyer
Senior Vice President, Finance